Form 10-K
period 2014-12-31
InfraREIT, Inc.
filed 2015-03-18
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36822

InfraREIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	75-2952822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1807 Ross Avenue, 4th Floor, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(214) 855-6700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant completed the initial public offering of its common stock on February 4, 2015. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock owned by non-affiliates on March 12, 2015 was $611,647,888, calculated by reference to the closing price of $26.42 per share for the registrant’s common stock on the New York Stock Exchange on such date. For purposes of calculating this amount only, all directors, executive officers and beneficial owners of 5% or more of the outstanding common stock on March 12, 2015 have been deemed to be affiliates.

As of March 12, 2015, 43,565,495 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

InfraREIT, Inc.

PART I

GLOSSARY OF TERMS

This glossary highlights some of the industry terms that we use in this Annual Report on Form 10-K and is not a complete list of all of the defined terms used herein.

Abbreviation	Term
AFUDC	allowance for funds used during construction

CREZ	competitive renewable energy zones, as defined by a 2005 Texas law establishing the Texas renewable energy program

CWIP	construction work in progress

DC Tie	high-voltage direct current interconnection necessary to provide for electricity flow between asynchronous electric grids in North America

DCRF filing	a distribution cost recovery factor filing with the Public Utility Commission of Texas that a distribution service provider is permitted to make to update its distribution tariffs to reflect recent capital expenditures, among other matters

Distribution	that portion of a power delivery network consisting of an interconnected group of electric distribution lines, towers, poles, substations, transformers and associated assets over which electric power is distributed from points within the transmission network to end use consumers

DSP	a distribution service provider, i.e., a utility operating within the Electric Reliability Council of Texas territory that owns and operates electric distribution facilities, or other participants in the Electric Reliability Council of Texas territory that collect and remit payments on behalf of a distribution service provider

electric utilities	DSPs, transmission service providers, transmission and distribution service providers, municipalities, cooperatives and others defined as Electric Utilities by the Public Utility Commission of Texas

ERCOT	Electric Reliability Council of Texas

ERCOT 4CP	the average of ERCOT coincident peak demand for the months of June, July, August and September, excluding the portion of coincident peak demand attributable to wholesale storage load (during 2013, ERCOT 4CP was approximately 65 gigawatts)

FERC	Federal Energy Regulatory Commission

Footprint Projects	transmission or distribution projects primarily situated within our distribution service territory, or that physically hang from its existing transmission assets, such as the addition of another circuit to our existing transmission lines, or that are physically located within one of our substations; Footprint Projects do not include the addition of a new substation on our existing transmission lines or generation interconnects to our existing transmission lines, unless the addition or interconnection occurred within our distribution service territory

kV	kilovolt

kW	kilowatt

kWh	kilowatt-hour

Abbreviation	Term
MW	megawatts

PUCT	Public Utility Commission of Texas

rate base	calculated as our gross electric plant in service under generally accepted accounting principles, which is the aggregate amount of our total cash expenditures used to construct such assets plus AFUDC, less accumulated depreciation, and adjusted for accumulated deferred income taxes

REP	retail electric provider, which are the companies that sell electricity to Texas customers

revenue requirement	a transmission and distribution service provider’s revenue requirement is equal to its targeted total costs, including operating and maintenance costs, return on rate base and taxes

ROFO Projects	identified projects that are being developed by Hunt Consolidated, Inc. and its affiliates with respect to which we have a right of first offer

service territory	a designated area in which a utility is required or has the right to supply electric service to ultimate customers under a regulated utility structure

TCOS filing	an interim transmission cost of service filing with the PUCT that a transmission service provider is permitted to make up to twice per year to update its transmission cost of service, and therefore its transmission tariff, to reflect recent capital expenditures, among other matters. An interim TCOS filing establishes transmission cost of service until the next rate case or interim TCOS filing

T&D	electric transmission and distribution

T&D assets	rate-regulated electric transmission and distribution assets such as power lines, substations, transmission towers, distribution poles, transformers and related property and assets

TDSP	transmission and distribution service provider, i.e. a utility operating within the ERCOT territory that owns and operates both electric transmission facilities and electric distribution facilities

transmission	that portion of a power delivery network consisting of an interconnected group of electric transmission lines, towers, poles, switchyards, substations, transformers and associated assets over which electric power is transmitted between points of supply or generation and distribution

TSP	a transmission service provider, i.e., a utility operating within the ERCOT territory that owns and operates electric transmission facilities

FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (“we” or the “Company”) current expectations, contain projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures and rate base, expected lease payments, infrastructure programs, estimated cash flow projections, estimated distributions to our stockholders and tax position. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	risks that the Footprint Projects we expect will not materialize for a variety of reasons, including as a result of reductions in oil and gas drilling and related activity in the Permian Basin due to lower oil and gas prices relative to our current expectations;

•	our ability to acquire ROFO Projects or other T&D assets from Hunt Consolidated, Inc. and its subsidiaries on terms that are accretive to our stockholders;

•	our current reliance on our tenant for all of our revenues and, as a result, our dependency on our tenant’s solvency and financial and operating performance;

•	defaults on or non-renewal or early termination of leases by our tenant;

•	risks related to future lease negotiations;

•	changes in the regulated rates the tenants of our assets may charge their customers;

•	the completion of our capital expenditure projects on time and on budget;

•	competitive conditions for the development and acquisition of T&D assets;

•	insufficient cash available to meet distribution requirements;

•	the price and availability of debt and equity financing;

•	increased interest rates;

•	changes in the availability and cost of capital;

•	our level of indebtedness or debt service obligations;

•	changes in governmental policies or regulations with respect to our permitted capital structure, acquisitions and dispositions of assets, recovery of investments and our authorized rate of return;

•	weather conditions and other natural phenomena;

•	the effects of existing and future tax and other laws and governmental regulations;

•	our failure to qualify or maintain our status as a real estate investment trust (REIT);

•	availability of qualified personnel;

•	the termination of our management agreement or development agreement or the loss of the services of Hunt Utility Services, LLC or the loss of access to the development function of Hunt Transmission Services, L.L.C.;

•	the effects of future litigation;

•	changes in the tax laws applicable to REITs;

•	adverse economic developments in the electric power industry;

•	changes in general business and economic conditions, particularly in Texas; and

•	certain factors discussed elsewhere in this Form 10-K.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Item 1A., Risk Factors.

EXPLANATORY NOTE

The registrant is a Maryland corporation named InfraREIT, Inc. Before our initial public offering (IPO), which closed on February 4, 2015, substantially all of our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C., a Delaware limited liability company. On February 4, 2015, immediately following the consummation of our IPO, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger), with InfraREIT, Inc. as the surviving company. As used in this Annual Report on Form 10-K, unless the context requires otherwise or except as otherwise noted, the words “Company,” “we,” “our” and “us” refer to InfraREIT, L.L.C. or InfraREIT, Inc. after giving effect to the Merger, as the context requires, together with its subsidiaries, including InfraREIT Partners, LP (Operating Partnership), a Delaware limited partnership. “InfraREIT” when used in a historical context refers to InfraREIT, L.L.C. and when used in the present tense or prospectively refers to InfraREIT, Inc. References to our “pre-IPO investors” refer to the investors in InfraREIT, L.L.C. and/or our Operating Partnership, as the context requires, prior to the consummation of our IPO and Merger. Hunt Consolidated, Inc. (HCI) and its subsidiaries (collectively, Hunt), includes Hunt Utility Services, LLC (Hunt Manager), Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT) and Hunt Transmission Services, L.L.C. (Hunt Developer). References to the InfraREIT, L.L.C. board of directors refer to the board of directors of InfraREIT, L.L.C. prior to the Merger, which included five voting members appointed by Hunt and each of the founding investors (as defined below) and four non-voting members. References to “pre-IPO board of directors” and similar terms refer to our board of directors prior to the close of business on January 29, 2015, at which time our board of directors was comprised of W. Kirk Baker, David A. Campbell and Hunter L. Hunt, each of whom is a member of our current board of directors. All other references to our “board of directors,” our “board” or our “directors” refer to the current board of directors of InfraREIT, Inc., the composition of which is described in Item 10, Directors, Executive Officers and Corporate Governance in this Annual Report on Form 10-K. Our tenant is Sharyland Utilities, L.P. (Sharyland). Unless otherwise indicated or the context requires, all information in this Annual Report on Form 10-K gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in our Operating Partnership, which we effected on January 29, 2015.

Item 1.	Business

Company Overview

We are an externally managed REIT that owns T&D assets in Texas. We believe we are well positioned to take advantage of favorable trends in the T&D sector, including the replacement of aging assets and the construction of new assets to address growing energy demand. We believe our attractive REIT structure and focus on Texas and the southwestern United States, where we can leverage a proven track record of identifying, developing, constructing and acquiring critical infrastructure assets, provide us with a significant competitive advantage to execute our growth strategy.

We lease our T&D assets to Sharyland, a Texas based regulated electric utility, pursuant to leases that require Sharyland to make lease payments to us when our assets are placed in service. To support these lease payments, Sharyland delivers electric service and collects revenues directly from REPs and DSPs, which pay rates approved by the PUCT.

We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to approximately $1.1 billion as of December 31, 2014. We expect to grow our rate base in the future through organic growth, as well as through acquisitions of T&D assets, including ROFO Projects, from Hunt and Sharyland, who originated and founded our business, and from third parties.

Our business originated in the late 1990s when members of the Hunt family founded Sharyland, the first investor owned utility created in the United States since the 1960s. In 2007, we obtained a private letter ruling from the Internal Revenue Service (IRS) confirming that our T&D assets could constitute real estate assets under applicable REIT rules. In 2008, the PUCT approved a restructuring that allowed us to utilize our REIT structure. In 2010, InfraREIT was formed as a REIT and, as part of that transaction, Hunt contributed assets into InfraREIT and obtained equity commitments from the following institutional investors (collectively, founding investors): Marubeni Corporation, John Hancock Life Insurance Company (U.S.A.), OpTrust Infrastructure N.A. Inc. and Teachers Insurance and Annuity Association of America. InfraREIT, Inc. was formed as a Delaware corporation in 2001, converted into a Maryland corporation on September 29, 2014 and acquired the general partner interest in our Operating Partnership upon the closing of the Merger on February 4, 2015.

We intend to distribute substantially all of our cash available for distribution, less prudent reserves, through regular quarterly cash dividends. Our initial quarterly dividend rate is $0.225 per share, or $0.90 per share on an annualized basis. On March 6, 2015, our board of directors declared a dividend of $0.14 per share of common stock, which represents a pro-rated quarterly dividend of $0.225 per share, calculated from the closing date of our IPO on February 4, 2015 through March 31, 2015. We believe that as we grow our rate base we will also be able to increase our cash available for distribution and, as a result, increase our distribution per share. Our ability to grow our rate base, cash available for distribution and distributions per share is subject to a number of factors and other risks described under Item 1A., Risk Factors.

Our principal executive offices are located at 1807 Ross Avenue, 4th Floor, Dallas, Texas 75201, and our telephone number is (214) 855-6700. We maintain a website at www.infrareitinc.com. The information contained on our website or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K. A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to Investor Relations at our address above. A direct link to our filings with the Securities and Exchange Commission (SEC) is available on our website under the Investor Relations tab. Also available on our website are copies of our Corporate Governance Guidelines; Audit Committee Charter; Compensation, Nominating and Corporate Governance Committee Charter; Conflicts Committee Charter; and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers and directors, including our principal executive officer, principal financial officer and principal accounting officer as well as employees of Hunt Manager. Our common stock is traded on the New York Stock Exchange under the trading symbol “HIFR.”

Our T&D Assets

Our T&D assets are located throughout Texas, including the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. Our T&D assets consist of over 50,000 electricity delivery points, approximately 620 miles of transmission lines, approximately 10,500 miles of distribution lines, 35 substations and a 300 MW high-voltage DC Tie between Texas and Mexico, which we refer to as the Railroad DC Tie. The following map shows the location and breakdown of our T&D assets:

Our T&D assets are owned by our subsidiary Sharyland Distribution and Transmission Services, L.L.C. (SDTS) and its wholly-owned subsidiaries, Sharyland Projects, L.L.C. (SPLLC) and SDTS FERC, L.L.C. (SDTS FERC). Substantially all of our T&D assets are security under our SDTS revolving credit facility and SDTS senior secured notes. Our Panhandle transmission assets constructed pursuant to the CREZ project are security under a separate CREZ project finance loan we have with a consortium of banks. For more information on our revolving credit facility, senior secured notes and CREZ project finance loan, see the caption Credit Arrangements under Liquidity and Capital Resources in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table is a summary description of our T&D assets as of December 31, 2014:

Asset Name	Owner/Landlord	Location of Assets	Description of Assets

Panhandle Assets	SPLLC	Texas Panhandle	Approximately 300 miles of 345 kV transmission lines and 4 designated collection stations

Stanton/Brady/Celeste Assets	SDTS	In and around Stanton, Brady and Celeste, Texas	Approximately 9,500 miles of overhead distribution lines and underground distribution lines; transmission lines and substations

McAllen Assets	SDTS	Primarily South Texas	DC Tie; transmission operations center; approximately 15 miles of 138 kV transmission lines; distribution lines and 3 substations

Stanton Transmission Loop Assets	SDTS FERC	Near Stanton, Texas	Approximately 305 miles of 138 kV transmission lines and connected substations

ERCOT Transmission Assets	SDTS	Texas Panhandle	A substation in the Panhandle; additional ERCOT transmission assets may be added in the future

Business Strategy

Focus on T&D assets. We intend to focus on owning T&D assets with long lives, low operating risks and stable cash flows consistent with the characteristics of our current portfolio. We believe that by focusing on this asset class and leveraging our industry knowledge we will maximize our strategic opportunities and overall financial performance.

Pursue sustainable dividend per share growth. We believe our platform will enable us to grow our rate base and, as a result, increase the amount of distributions we make to our stockholders. To achieve this growth, we will pursue the following:

•	Grow rate base by investing in Footprint Projects. We expect to make significant capital expenditures in Footprint Projects, driven primarily by investments to improve reliability, meet customer requirements and support oil and gas activities in our Stanton territory in the Permian Basin and interconnections to our Panhandle transmission assets.

•	Acquire ROFO Projects and other T&D projects from Hunt. Hunt Developer has agreed to offer ROFO Projects to us prior to their completion. See the description of our development agreement with Hunt Developer, and a description of the ROFO Projects, below under the caption Our Relationship with Hunt. We are not obligated to purchase, and Hunt is not obligated to sell, these projects if we do not agree upon the price and other terms of the purchase. Hunt has informed us that it intends for us to be the primary owner of Hunt’s T&D development projects as those projects are completed and placed in service.

•	Acquire other T&D assets from third parties. We intend to leverage relationships that we, Sharyland and Hunt maintain in the energy industry to source acquisition opportunities. We have a track record of acquiring T&D assets from third parties as a result of relationships maintained by Hunt and Sharyland’s business development teams. We believe that our structure, which relies on an ongoing relationship with operating lessees, combined with Sharyland’s operating track record and Hunt’s reputation as an innovative and credible developer of energy assets, will competitively position us to acquire other T&D assets.

Focus on Texas and southwestern United States initially. We are primarily focused on two main markets, Texas and the southwestern United States, where we believe the electric transmission sector will continue to grow significantly. This also allows us to leverage our existing relationships and a proven track record of identifying, developing, constructing and acquiring critical infrastructure assets. Substantially all of the ROFO Projects are located in Texas or the southwestern United States. Over time, we may expand our focus to other jurisdictions with favorable regulatory and growth characteristics.

Maintain a strong financial profile. We intend to maintain a balanced capital structure that enables us to increase our dividend over time and serve the long-term interests of our stockholders. Our financing policies will seek an optimal capital structure through various capital formation alternatives to minimize interest rate and refinancing risks and position us to pay stable and growing long-term dividends and maximize value.

Competitive Strengths

Our assets generate stable cash flows. We generate revenue by leasing T&D assets to Sharyland. Sharyland’s lease payments to us are largely comprised of fixed base rent, with the remaining lease payments to us derived from a percentage of Sharyland’s gross revenue in excess of a specified threshold. Sharyland receives revenues from DSPs and REPs, which pay Sharyland PUCT approved rates. The PUCT approved rates are designed to allow the applicable utility to recover costs associated with maintaining and operating the assets and earn a return on invested capital. Through our leases, which include mechanisms for rent increases as we grow our rate base, we expect to benefit from the stability of Sharyland’s rate-regulated revenue stream. See the caption Our Leases under Our Tenant below.

Our T&D assets are located in high growth areas. Our Stanton territory assets serve a region atop the Permian Basin, which has experienced a rapid expansion in oil and gas investment. Our transmission assets in the Texas Panhandle are located in one of the most attractive wind corridors in the world and, we believe, will benefit from expanding wind power generation investment. Our McAllen territory is located in one of the most rapidly growing population areas of Texas and benefits from its border with Mexico, where we recently expanded power interconnection facilities through a long standing relationship with Comisión Federal de Electricidad (CFE), which operates the Mexican national electric grid.

The ability to update transmission rates through interim TCOS filings, combined with Sharyland’s current distribution customer and load growth, reduces the necessity of filing frequent rate cases. The majority of Sharyland’s expected 2015-2017 capital expenditures are for transmission assets. Like other utilities in Texas, Sharyland is able to minimize regulatory lag through interim TCOS filings. See the caption Our Revenue Model below. With respect to capital expenditures for distribution assets, Sharyland’s revenues, and its lease payments to us, will grow as capital expenditures are made to support new customers and/or existing customers increase their electricity usage. We believe this growth will enable us to invest in our Footprint Projects and receive increased lease payments from Sharyland, without the need for Sharyland to frequently file rate cases to request increases in rates to cover such costs.

We benefit from our strong ties to and our alignment with Hunt. Hunt, and members of the Hunt family, own and control Hunt Manager, Sharyland and Hunt Developer. As of March 12, 2015, Hunt owns 3,176,878 shares of our common stock and 13,663,095 units in our Operating Partnership (OP Units), which are subject to long-term lock-ups with us. This ownership constitutes 27.8% of our outstanding equity if all outstanding OP Units were exchanged for shares of our common stock. In addition, the incentive payment under our management agreement with Hunt Manager is linked to our financial performance, requiring payment only if our quarterly distributions exceed $0.27 per share per quarter.

Sharyland has a proven development, construction and operating history and a strong reputation in Texas. Since Sharyland began operations in 1999, it has successfully developed, constructed and operated several T&D projects, including the CREZ project and the Railroad DC Tie, and successfully integrated and improved the operations of Cap Rock Holding Corporation (Cap Rock) following our acquisition of it in 2010. Sharyland completed the CREZ project in November 2013, within the original timeframe outlined by the PUCT and under budget. Sharyland’s expertise and reputation helps Sharyland maintain positive customer and regulatory relationships, which we believe increases our ability to generate the returns we expect on our T&D assets.

We have rights to Hunt’s T&D projects. Our development agreement with Hunt Developer requires Hunt to offer all ROFO Projects to us prior to their completion. Hunt and Sharyland are responsible for Sharyland’s growth from a start-up operation to a utility that operates approximately $1.1 billion in rate base as of December 31, 2014.

Hunt originated, and Hunt Manager and Hunt have expertise in applying, the REIT structure to regulated T&D assets. Over the last nine years, Hunt and Sharyland gained significant experience applying the REIT structure to a high-growth, regulated T&D business. Furthermore, in 2010, Hunt and Sharyland successfully acquired and integrated the Cap Rock T&D assets and operation directly into our REIT structure. Hunt’s team also successfully sourced, structured and negotiated on our behalf debt and equity financing arrangements to fund our organic growth, construction projects and Cap Rock acquisition. We believe Hunt and Hunt Manager’s knowledge and experience gives us a competitive advantage in analyzing the complexities associated with our expected rate base growth, executing on development and acquisition opportunities within a REIT structure, obtaining regulatory approvals and structuring lease agreements with tenants.

Our REIT structure and balance sheet provide us with long-term cash distribution advantages. We believe our REIT structure positions us well to make enhanced cash distributions to our stockholders over the long term as compared with utilities and power-oriented yield vehicles. Additionally, with the completion of our IPO, we expect to fund estimated capital expenditures from Footprint Projects through the end of 2017 without raising proceeds from additional equity offerings. See Liquidity and Capital Resources in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our liquidity and target credit metrics.

Our Relationship with Hunt

Ownership

As of March 12, 2015, Hunt owns 3,176,878 shares of our common stock and 13,663,095 OP Units, which are subject to long-term lock-ups with us. This ownership constitutes 27.8% of our outstanding equity if all OP Units were exchanged for shares of our common stock. While Hunt has entered into a lock-up agreement related to these shares and OP Units, it also has informed us that it intends to continue to hold a substantial portion of this equity for the foreseeable future.

We have various agreements with Hunt, Hunt Developer, Hunt Manager and Sharyland. The following chart illustrates our relationships and alignment with each of these entities as of March 12, 2015.

Hunt’s Development Projects

Our development agreement with Hunt Developer and Sharyland provides us with a right of first offer to acquire the ROFO Projects, which consist solely of T&D projects that Hunt is developing or constructing. Although Hunt may develop other T&D projects that do not currently constitute ROFO Projects under the development agreement, Hunt has informed us that it intends for us to be the primary owner of all of Hunt’s T&D development projects as those projects are completed and placed in service. Under the terms of the development agreement, Hunt has the obligation to offer the ROFO Projects to us at least 90 days prior to the date on which such assets are expected to be placed in service. We expect the purchase price for the

ROFO Projects or any other T&D projects Hunt develops will be negotiated by Hunt and the Conflicts Committee of our board of directors, which is comprised of six independent members of our board of directors, and will be based on a number of factors, such as the cash flow and rate base for the assets, market conditions, potential for incremental Footprint Projects, whether the assets are subject to a lease with Sharyland or another tenant, the terms of any such lease and the regulatory return we expect the assets will earn. Sharyland and Hunt Developer are each parties to our development agreement. However, the agreement, by its terms, applies to activities by all Hunt affiliates. As such, when discussing the development agreement, we use the term “Hunt” to refer to Hunt Developer, Sharyland and other affiliates of HCI.

Development Team

Our development agreement with Hunt Developer provides us with continued access to the Hunt Developer and Sharyland development teams and the development projects they source. Hunt Developer’s active and experienced T&D project development team members have, on average, 15 years of industry experience. The Hunt Developer team has experience with ERCOT, the Southwest Power Pool, the California ISO, Western Electric Coordinating Council and CFE, which enables them to identify and pursue T&D opportunities across the southwestern United States. This team has an extensive track record of successfully pursuing a variety of projects, including greenfield development, acquisitions, partnering with municipalities and cooperatives and cross border activity. Our access to Hunt Developer and Sharyland development pipelines position us to capitalize on growth opportunities beyond our existing footprint and potentially add to our current list of ROFO Projects offered by Hunt.

ROFO Projects

Our development agreement with Hunt Developer and Sharyland provides us with a right of first offer to acquire ROFO Projects that Hunt is currently developing or constructing, including the following:

ROFO Project	Description	Status
Cross Valley transmission line	Approximately 50 mile transmission line in South Texas near the Mexican border. Total estimated construction cost (including financing costs) of $160 million to $185 million, of which $34.2 million has been spent though December 31, 2014.	Under construction; expected completion in 2016

Golden Spread Electric Coop (GSEC) interconnection	Approximately 55 mile transmission line connecting one of GSEC’s gas-fired generation facilities to our Panhandle transmission line. Total estimated construction cost (including financing costs) of $100 million to $120 million, of which $7.0 million has been spent through December 31, 2014.	Under construction; expected completion in 2016

Southline Transmission Project	Approximately 240 miles of new transmission lines and upgrades of approximately 120 miles of existing transmission lines in southern New Mexico and southern Arizona. Initially estimated construction cost (excluding financing costs) of $700 million to $800 million.	In active development; draft environmental impact statement published

Verde Transmission Project	Approximately 30 mile transmission line in northern New Mexico. Initially estimated construction cost (excluding financing costs) of $60 million to $80 million.	In development

We have provided information about the Cross Valley and GSEC interconnection projects because of their size, their prominence in our core Texas markets and our belief that these ROFO Projects are the most likely ROFO Projects to be completed and offered to us. Although they are in the early stages of development and budgets for such projects, as well as potential arrangements that might result in developing the projects with partners, have not been finalized, we have also provided information about the Southline Transmission Project and Verde Transmission Project because they are the most prominent and advanced of Hunt’s non-Texas ROFO Projects. However, there can be no assurances that any of the ROFO Projects will be completed and offered to us or, if completed and offered to us, that the price and other terms of the acquisition of such projects can be negotiated on terms acceptable to us.

Other ROFO and Development Projects

In addition to the construction and development activity related to the projects above, Hunt and Sharyland are also evaluating and developing various projects in ERCOT and other regions of the United States. Such ROFO Projects include proposals to (i) reinforce the existing transmission grid in the Panhandle and South Plains region as new wind generators connect to the transmission grid, (ii) develop additional high-voltage DC ties along the Texas and desert Southwest border with Mexico, (iii) increase electric transmission between the PJM and MISO grids through projects in the Midwest and (iv) provide import capacity from New Mexico and Arizona into California.

Hunt and Sharyland are also developing a number of projects that are not included in the ROFO Projects list. A typical example involves initiatives in South Texas to develop new transmission lines to enhance grid reliability and enable generation interconnections. For any non-ROFO projects, Hunt has informed us that it intends for us to be the primary owner of Hunt’s T&D development projects as those projects are completed and placed in service. However, there can be no assurances that any of the non-ROFO Projects will be completed and offered to us or, if completed and offered to us, that the price and other terms of the acquisition of such projects can be negotiated on terms acceptable to us.

Transfer of ROFO Project Assets

Effective January 15, 2015, we transferred the assets related to the Cross Valley transmission line and GSEC interconnection projects, which are designated as ROFO Projects under our development agreement, to Hunt or one of its affiliates. Hunt Developer will continue to construct these projects and will offer such projects to us prior to completion pursuant to the terms of the development agreement. In exchange for these assets, we received $41.2 million, which equaled the rate base of the transferred assets plus reimbursement of out of pocket expenses associated with the formation of related special purpose entities and the Cross Valley project financing.

Our Revenue Model

We lease our T&D assets to Sharyland, which makes lease payments to us consisting of base rent and percentage rent. To support its lease payments to us, Sharyland delivers electric service and collects revenues directly from DSPs and REPs, which pay PUCT approved rates. Under the terms of our leases, Sharyland is responsible for the operation of our assets, payment of all property related expenses associated with our assets, including repairs, maintenance, insurance and taxes (other than income taxes) and construction of Footprint Projects. As our rate base increases through Footprint Projects, ROFO Projects or other acquisitions, we generally expect our lease revenue to increase.

Rent Revenue

Rental Rates

All of our current revenue is comprised of rental payments from Sharyland under lease supplements that were negotiated at various times between 2010 and 2015. Lease supplements are exhibits to our leases that include the economics of the lease obligations that Sharyland owes us. Historically, we and Sharyland have negotiated rent payments intended to provide us with approximately 97% of the projected regulated return on rate base investment attributable to our assets that we and Sharyland would receive if we were a fully-integrated utility. See the caption Regulatory Recovery under Factors Expected to Affect Our Operating Results and Financial Condition included in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. We and Sharyland have negotiated these rental rates based on the premise that we, as the owner of regulated T&D assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and remain financially stable. Our leases require us to continue to negotiate rent payments in the future in a manner similar to this historical negotiation.

Sharyland makes lease payments to us that consist of base rent and percentage rent (based on an agreed percentage of Sharyland’s gross revenues, as defined in our leases, in excess of a specified threshold). Because our existing rate base will decrease over time as our T&D assets are depreciated, revenue under our leases will decrease over time unless we add to our existing rate base by making additional capital expenditures to offset the decreases in the rent resulting from depreciation. The weighted average annual depreciation rate of our assets as of December 31, 2014 was 2.68%. We negotiated our current leases to provide for base rent to comprise approximately 80-90% of the total expected rent (with the exception of the lease related to our Stanton transmission loop assets, which does not provide for percentage rent).

Lease Renewals

We expect to renew our leases with Sharyland prior to expiration. Our leases provide that we and Sharyland negotiate lease terms based on our historical negotiations and the return that utilities in Texas are allowed to earn at the time of the negotiation. We generally expect that renewal terms will be at least five years. If either we or Sharyland do not wish to renew a lease, or we cannot agree to new lease terms, we expect that our rent negotiations with a new third-party tenant would be based on the rate base of the assets subject to the expired lease and the rate of return expected at the time a new lease is negotiated, among other factors. The lease of our T&D assets located mainly in and around the cities of Stanton, Brady and Celeste, Texas (S/B/C lease), which relates to approximately 30% of our existing assets as of December 31, 2014, expires on December 31, 2015, and leases relating to our remaining assets expire at various times between December 31, 2019 and December 31, 2022. Our conflict of interest policy requires that the Conflict Committee of our board of directors approve any lease renewal.

Lease Supplements

Our leases provide that as the completion of Footprint Projects increases our rate base, we and Sharyland will negotiate lease supplements so that Sharyland makes additional rent payments to us on this incremental rate base. Various factors could cause Sharyland’s expected lease payments on incremental rate base to be different than its lease payments to us on our existing rate base. For instance, if a rate case was finalized since the last lease or lease supplement, the new lease supplement would use regulatory assumptions from the most recent rate case. Also, our leases provide that either party can negotiate for economics that differ from our existing leases based on appropriate factors that our leases do not specifically list. However, the negotiation of lease supplements relates only to the revenue we expect to be generated from the incremental rate base subject to the negotiation, and in no circumstance will the negotiation change the rent payments negotiated with respect to prior leases and lease supplements.

Rate Base Growth

We will add to our rate base through capital expenditures for Footprint Projects, acquisitions of ROFO Projects or acquisitions of other T&D assets from Hunt or third parties.

For Footprint Projects, we generally fund all of the capital expenditures during the development or construction phase of a project, and these expenditures increase our rate base when they are placed in service. In advance of the time assets are placed in service, we will work with Sharyland to negotiate a supplement to our leases. Sharyland also may make a regulatory filing to update its rates to reflect the additional rate base.

When we acquire ROFO Projects or other T&D assets from Hunt, we would expect to assume any lease that is already negotiated with Sharyland or another tenant with respect to those T&D assets, and we will work with Sharyland or another tenant to update existing rates, as appropriate, for the addition to our rate base.

Prior to closing an acquisition from a third-party, we will work with Sharyland, or another tenant, to pursue the addition of new leases and updating of existing rates, as appropriate, for the addition to our rate base.

Described below are the key steps by which placing new assets into service increases our rate base and/or our expected lease payments, although the order and timing of each step will vary by asset:

Our Tenant

Overview

Our tenant, Sharyland, has been a regulated utility since 1999 and currently serves over 50,000 electricity delivery points in 29 counties throughout Texas. Sharyland is responsible for construction management, operation and maintenance of our T&D assets and regulatory oversight and compliance. See Our Leases below and Financial Information Related to Our Tenant under Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Relationship with Sharyland

The objective of a REIT structure is to provide for efficient access to capital markets to fund infrastructure additions while positioning a qualified utility to operate and control the infrastructure assets. We believe the REIT structure we established with Sharyland meets this objective.

A REIT is required to lease its assets to third-party tenants and to generate a substantial portion of its income from lease payments from these tenants. As a result, we have structured ownership of our T&D assets through a lessor/lessee structure, with Sharyland acting as the tenant under each of our leases. Sharyland, as lessee, has control of, and is responsible for operating and maintaining, our T&D assets. We are a passive owner of our T&D assets, with no operational control over those assets. We have memorialized Sharyland’s operational control primarily through the leases. However, the PUCT order approving our structure also requires that Sharyland maintain operational control of SDTS as the managing member. Under the PUCT order and the SDTS company agreement, we are not able to remove Sharyland as managing member without prior PUCT permission. We have negative control rights over SDTS that passive owners would expect such as the right to approve renewals of the leases or any new leases, sales or dispositions of assets, debt issuances and annual budgets, subject to some exceptions. To the extent that day-to-day operations of SDTS involve matters primarily related to passive ownership of the assets, such as capital sourcing, financing, cash management and investor relations, Sharyland has delegated those responsibilities and authorities to us pursuant to a delegation agreement.

The leases assume that Sharyland, as lessee, should earn a regulated return to compensate it for the capital it has invested and for the risks that it is taking as the tenant under the lease. Sharyland bears the risks that most utilities face, such as, changes in regulatory policy, changes in regulated rates, change in usage and demand, credit risk of counterparties, damage to properties, increases in operating expenses and increases in taxes. Many of these risks may ultimately lead to lower revenue, or increased costs, which would affect Sharyland’s ability to fulfill its lease obligations or its willingness to enter into new leases or renewals of existing leases under similar economic terms. We believe that Sharyland is incentivized to operate the assets in accordance with good utility practice to ensure that it is able to continue to lease the assets and be a utility in good standing with the PUCT. As a public utility, Sharyland’s practices, cost structure and its investments are subject to review by the PUCT, and Sharyland understands that we expect a regulated return on the investments we make in our T&D assets. Therefore, Sharyland is incentivized to only incur costs and investments that are reasonable and necessary, while also honoring obligations to customers.

The leases also assume that, as lessor and owner of the T&D assets, we should receive a regulated return on the capital we invested in our T&D assets. The combined return that we and Sharyland receive should be comparable to the return that other integrated T&D utilities receive. As part of our negative control rights in the SDTS company agreement, we have the right to approve the annual financial plan of SDTS and any leases between Sharyland and SDTS. We intend to negotiate the leases to ensure that we receive our expected regulated return, keeping in mind that Sharyland has to be willing to enter into the lease. Thus, both parties will negotiate the leases keeping in mind the current and expected economic, regulatory and capital market environments. It is in each party’s best interest to negotiate leases that are expected to result in beneficial economic outcomes. To the extent that conditions change, both parties are incentivized to negotiate long-term solutions.

Separation of Utility Functions

Pursuant to our leases, the SDTS company agreement and the delegation agreement, we have separated, between Sharyland and us, the functionality that is typically combined under one commonly owned group in an integrated utility. Through Hunt Manager, we are generally responsible for debt and equity financing, capital markets planning, investor relations, tax administration and accounting for the substantial portion of the combined utility’s assets and liabilities. Sharyland is responsible for operating, repairing and maintaining the T&D assets, planning new T&D projects, handling customer complaints, managing regulatory matters and relationships with various regulatory bodies, handling community relations matters, accounting for substantially all of the combined utility’s operations and maintenance costs, ensuring that the T&D assets and the combined utility’s operations comply with applicable environmental, safety and other laws applicable to operations, working with us to forecast the combined utility’s capital needs, construction management and all other matters related to the operation of the combined utility. Since we separated these functions in 2010, Hunt Manager and Sharyland have developed expertise in ensuring that the relationship functions properly and that electricity is effectively and efficiently provided in a safe and reliable manner to Sharyland’s customers.

Our Leases

We lease all of our T&D assets to Sharyland under the following five separate leases:

McAllen Lease. SDTS and Sharyland are party to a lease pursuant to which Sharyland leases our assets located in South Texas, including our Railroad DC Tie and our transmission operation centers in Amarillo, Texas. We refer to this lease as the McAllen Lease. This lease currently expires on December 31, 2019.

S/B/C Lease. SDTS and Sharyland are party to a lease pursuant to which Sharyland leases our T&D assets located in and around Stanton, Brady and Celeste, Texas, other than our 138 kV transmission loop, which is described below. We refer to this lease as the S/B/C Lease. This lease currently expires on December 31, 2015.

CREZ Lease. SPLLC and Sharyland are party to a lease pursuant to which Sharyland leases substantially all of our Panhandle transmission assets. We refer to this lease as the CREZ Lease. This lease currently expires on December 31, 2020.

Stanton Transmission Loop Lease. SDTS FERC, a wholly-owned subsidiary of SDTS, and SU FERC, L.L.C., which is a wholly-owned subsidiary of Sharyland, are party to a lease pursuant to which Sharyland leases our 138 kV transmission line that loops around our Stanton, Texas territory in the Permian Basin. This transmission line formerly was subject to FERC regulation prior to January 1, 2014 before being transitioned to ERCOT. We refer to this lease as the Stanton Transmission Loop Lease. This lease currently expires on December 31, 2021.

ERCOT Transmission Lease. SDTS and Sharyland are party to a lease pursuant to which Sharyland leases a small portion of our Panhandle transmission assets, which we refer to as the ERCOT Transmission Lease, and which currently expires on December 31, 2022.

Net Lease

Each of our lease agreements is a net lease that grants Sharyland exclusive rights to and responsibility for the maintenance and operation of our T&D assets, requires Sharyland to maintain appropriate insurance with respect to our T&D assets, requires Sharyland to pay any property, franchise, sales and other taxes related to the T&D assets and gives Sharyland responsibility for regulatory compliance and reporting requirements related to our T&D assets. See the caption Insurance below for disclosure regarding the waivers we have provided to Sharyland regarding the insurance requirements in our leases.

Operation of Our T&D Assets

The leases require that Sharyland operate the T&D assets in a reasonable and prudent manner in accordance with PUCT guidelines and applicable law. Sharyland must obtain and maintain any licenses, permits or other approvals required by applicable law to operate the T&D assets under the leases.

Expenditures

The following chart demonstrates how the leases define and assign responsibility for various expenditures related to our T&D assets:

Type of Expenditure	Definition	Sharyland’s Responsibilities	Our Responsibilities
Footprint Projects	Expenditures for T&D projects primarily situated within our distribution service territory or that are added to an existing transmission substation or physically hang from our existing transmission assets and that are characterized as capital expenditures under generally accepted accounting principles in the United States (U.S. GAAP) that are used to acquire real property assets	Send us three-year capital expenditure budgets, request that we fund these Footprint Projects as prudent, construct T&D assets with the capital we provide and pay us rent with respect to these capital expenditures, typically commencing when the related assets are placed in service	Fund capital expenditures requested by Sharyland

Repairs	Expenditures related to our T&D assets that are expensed, and not capitalized under U.S. GAAP	Make and fund all repairs	None

Whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund, depends on its characterization under U.S. GAAP. Expenditures relating to Footprint Projects are capitalized under U.S. GAAP, and expenditures relating to repairs to our existing T&D assets are expensed under U.S. GAAP. As a result of this construct, capital expenditures that we fund related to Footprint Projects increase our net electric plant.

Sharyland is required to provide a capital expenditure budget on a rolling three year basis that sets forth anticipated capital expenditures related to Footprint Projects, which the leases require us to fund. Because Sharyland is obligated to pay us rent with respect to our capital expenditures, and because of our strong working relationship with Sharyland and its history as a prudent and responsible operating utility, we do not expect that Sharyland will require us to fund capital expenditures unless Sharyland believes those expenditures are prudent and will be included in our rate base.

Rent

We have negotiated the rental rates under our lease supplements with Sharyland at various times between 2010 and 2015. Historically, we and Sharyland have negotiated rent payments intended to provide us with approximately 97% of the projected regulated return on rate base investment attributable to our assets that we and Sharyland would receive if we were a fully integrated utility. We and Sharyland have negotiated these rental rates based on the premise that we, as the owner of regulated T&D assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives them the opportunity to operate prudently and remain financially stable.

Actual revenue and expenses incurred by Sharyland will be different from those expected at the time we negotiate rental rates with Sharyland. As a result, we and Sharyland may earn more or less than originally projected. Our leases prohibit both parties from adjusting for the effect of differences between Sharyland’s actual and projected results.

Sharyland makes scheduled base rent and percentage rent payments under each of our leases with the exception of the Stanton Transmission Loop Lease, which does not provide for percentage rent. The percentage rent is based upon a percentage of Sharyland’s annual gross revenue in excess of specified threshold amounts, which are at least equal to base rent under each of our leases. Our leases define gross revenue to mean all revenue that Sharyland generates from the leasehold T&D assets, subject to the following definitional provisions. First, the definition of gross revenue specifically excludes pass through items. For instance, Sharyland’s tariff includes rate riders, including a rider allowing Sharyland to recover costs related to its move to competition. Revenue that Sharyland collects pursuant to this rider is excluded from the definition of gross revenue under our leases. Second, we also subtract from revenue an amount necessary to provide Sharyland with a return on any capital expenditures that Sharyland has made related to the leasehold assets. For instance, Sharyland has made capital expenditure investments in rolling stock such as service trucks. We did not fund these capital expenditures because the related assets do not constitute real property under applicable law. Sharyland is entitled to make a return on those investments, just as we are entitled to make a return in investments on our T&D assets. Our leases provide Sharyland with this return by subtracting the related return amount from gross revenue, allowing Sharyland to retain 100% of this revenue. Third, we allocate total transmission revenue based on net plant in service for each lease for purposes of calculating the amount of gross revenue Sharyland has generated under each lease. We make this allocation because Sharyland’s transmission revenue, which is paid by all DSPs in ERCOT, cannot be tracked to a particular lease, which distinguishes it from distribution revenue. We have ERCOT transmission assets in all five of our leases.

Supplements

We negotiated our S/B/C Lease and McAllen Lease payments with Sharyland assuming that we would fund a certain amount of base capital expenditures annually. If capital expenditures are expected to exceed these base capital expenditures, we negotiate rent supplements with Sharyland. No base capital expenditure level is assumed in our CREZ Lease or ERCOT Transmission Lease, so all expected capital expenditures related to these leases result in a related negotiated rent supplement with Sharyland. None of the capital expenditures we make are allocated to the Stanton Transmission Loop Lease. For purposes of determining whether there are capital expenditures that require rent supplements, we measure capital expenditures based on the date the assets funded by those capital expenditures are placed in service, rather than the date of funding the capital expenditures. Placed in service, in this context, means the related T&D project has been completed and is used and useful to ratepayers. Likewise, Sharyland will not begin collecting revenue on those assets until after the time they are placed in service, not the time when they are funded.

As our rate base increases, Sharyland is required to agree to lease supplements to increase its rent payments to us. The amount of the rent increase is subject to negotiation each time a supplement is agreed to, but our existing leases provide that our historical agreements with Sharyland on target rate of return will serve as the basis for the rental rate increase, subject to limited factors that can affect the negotiation. For example, the negotiated target rate of return on the incremental rate base may be different from the negotiated target rate of return on the prior rate base due to a variety of factors, including the rate of return that utilities in Texas are generally earning at the time of the relevant negotiation. The leases do not explicitly define which factors would be appropriate or the effect that any appropriate factor should have on the negotiation. However, the negotiation of lease supplements relates only to the revenue we expect to be generated from the incremental rate base subject to the negotiation, and in no circumstance will the negotiation change the rent payments negotiated with respect to prior leases and lease supplements or result in any true up with respect thereto.

Additionally, the lease supplement process allows us to address and update a number of other matters under our leases, such as updating the amount of revenue attributable to Sharyland’s capital expenditures and related matters. Because we frequently prepare supplements based on the expectations we and Sharyland have regarding various matters, including expected capital expenditures, we have a mechanism, which we refer to as a validation, that we use to amend previously negotiated supplements in order to reflect the difference between the capital expenditures we expected and the capital expenditures that were actually placed in service and related matters such as the actual placed in service date of T&D assets funded by our capital expenditures. For instance, in March 2015, we executed amended lease supplements with Sharyland in connection with a validation of the amount of the 2014 placed in service capital expenditures. In no event will we use the validation process to account for differences between the expected and actual return on capital expenditures. If we and Sharyland are unable to agree on a rent supplement or a validation, the leases obligate us to submit the dispute to binding arbitration.

Generally, we expect to enter into lease supplements related to capital expenditures in advance of the year in which the related assets are placed in service. For instance, in late 2014, we entered into revised lease supplements that memorialized Sharyland’s obligation to pay us rent on the capital expenditures we expect for 2015. As 2015 progresses, if the amount of expected placed in service capital expenditures, or the related placed in service dates, differ from expectations, either Sharyland or we may request a rent validation in order to adjust rent obligations to reflect the difference between actual and expected capital expenditure amounts and placed in service dates. Our leases do not require that we follow this exact timeline and process; therefore, we may determine, with Sharyland, that an alternate process is more efficient.

Events of Default

Under our leases, a default will be deemed to occur upon certain events, including (1) the failure of Sharyland to pay rent, after applicable cure periods, (2) certain events of bankruptcy or insolvency with respect to Sharyland, (3) Sharyland’s breach of a representation or warranty in a lease in a material manner, (4) Sharyland’s breach of a covenant in a lease in a material manner or (5) a final judgment for the payment of cash in excess of $1,000,000 is rendered against Sharyland and is not bonded, stayed pending appeal or discharged within 60 days.

Remedies Upon a Default

Upon a default under a lease, we may, at our option, exercise the following remedies: (1) subject to PUCT approval, terminate the applicable lease agreement upon notice to Sharyland and recover any damages to which we are entitled under applicable law, (2) subject to PUCT approval, terminate Sharyland’s right to use our T&D assets and recover any damages to which we are entitled under applicable law and (3) take reasonable action to cure Sharyland’s default at Sharyland’s expense.

Renewal

Our leases provide that, if both we and Sharyland desire to renew a lease, we and Sharyland will negotiate rent applicable to the renewal term based on our historical negotiations and the return that utilities in Texas are generally earning at the time of the negotiation. Generally, we expect to begin the process of renegotiating a lease within the six month period prior to its expiration and that renewal terms will be at least five years, although the leases do not require this length of a renewal term, and we may agree with Sharyland that a shorter or longer renewal term will apply.

Financial Covenants

Under our leases, Sharyland is prohibited from incurring indebtedness other than:

•	Secured indebtedness, which may be senior to or pari passu with Sharyland’s lease obligations to us, in an amount equal to the greater of:

•	$5 million; or

•	1% of the sum of, without duplication:

•	the consolidated net plant (as defined in our leases) of Sharyland;

•	the consolidated net plant of any guarantor under a lease of our T&D assets to Sharyland; and

•	the portion of the consolidated net plant of SDTS that is the subject of the applicable lease.

•	Additional indebtedness, which must be subordinated to the lease obligations that Sharyland owes to us, in an amount equal to the greater of:

•	$10 million; or

•	1.5% of the sum of, without duplication:

•	the consolidated net plant of Sharyland;

•	the consolidated net plant of any guarantor under a lease of our T&D assets to Sharyland; and

•	the portion of the consolidated net plant of SDTS that is the subject of the applicable lease.

•	An additional $5 million of loans from us to Sharyland to fund Sharyland’s capital expenditures.

•	With respect to indebtedness of Sharyland’s subsidiaries that is nonrecourse to Sharyland, an additional amount equal to the product of:

•	the lesser of:

•	the regulatory approved debt ratio (expressed as a percentage) plus 5%; or

•	65%; and

•	Sharyland’s consolidated net plant.

In determining Sharyland’s net plant, the effect of failed sale-leaseback treatment will be reversed in a manner determined by Sharyland in good faith. See Financial Information Related to Our Tenant under Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the manner in which Sharyland’s reverses the effect of failed sale-leaseback accounting. In addition, under our leases, Sharyland has agreed to comply with certain of our covenants relating to Sharyland under our debt arrangements.

Assignment and Subletting

Sharyland may not assign or otherwise transfer or sublet any of our T&D assets under the leases without our prior written consent and the approval of the PUCT or other applicable governmental authority.

Indemnification

Sharyland is required to defend, indemnify and hold us harmless from and against any and all claims, obligations, liabilities, damages and costs and expenses arising from any act or omission of Sharyland with respect to (1) the operation of the T&D assets, (2) damage to the T&D assets, (3) physical injuries or death (including in connection with the operation of the T&D assets), (4) any breach of any representation or warranty or covenant or (5) any negligence, recklessness or intentional misconduct of Sharyland.

Lease Expiration

The S/B/C Lease, which relates to approximately 30% of our existing assets at December 31, 2014, expires on December 31, 2015 and leases relating to our remaining assets expire at various times between December 31, 2019 and December 31, 2022. Our conflict of interest policy requires that the Conflicts Committee of our board of directors approve any lease renewal. If either we or Sharyland do not wish to renew a lease, we expect that our rent negotiations with a new third-party tenant would be based on the rate base of the assets subject to the expired lease and the rate of return expected at the time a new lease is negotiated, among other factors. In any event, because our T&D assets are rate-regulated and necessary for the transmission and distribution of electricity, we expect that they will continue to generate tariff revenue. As a result, we believe we will be able to identify a qualified tenant to operate our T&D assets who will be able to make lease payments to us based on the tariff revenue our assets generate. Before we can lease our T&D assets subject to the expiring lease to a new tenant, we and Sharyland must obtain PUCT approval for the transfer of the related operating licenses. Sharyland is required under the leases to use commercially reasonable efforts to obtain these approvals as soon as is reasonably practicable. Until we obtain those approvals, Sharyland will continue to operate our T&D assets and pay us rent. If it takes longer than 12 months to obtain these approvals, rent payments will be adjusted to 80% of the amounts otherwise due, if the failure to obtain the approval is a result of our failure to reasonably pursue the approval, and will be 105% of the amounts otherwise due, if the failure to obtain the approval is the result of Sharyland’s failure to reasonably pursue the approvals. We also have the right to buy, from Sharyland, any equipment or property that Sharyland uses in connection with the lease, with the price equal to the greater of 110% of book value or fair market value, as mutually agreed by Sharyland and us.

Significant Agreements

Management Agreement

We are parties to a management agreement with Hunt Manager pursuant to which Hunt Manager manages our day-to-day business, subject to oversight from our board of directors.

Compensation

The following table summarizes the fees and expense reimbursements that we pay to Hunt Manager pursuant to the management agreement:

Compensation	Description
Base Fee	We will pay an annual base fee, or management fee, of $10.0 million through April 1, 2015. Effective April 1, 2015, the annual base fee will increase from $10.0 million annually to $13.1 million annually through April 1, 2016. The base fee for each twelve month period on April 1 thereafter will equal 1.5% of our total equity (including non-controlling interest) as of December 31 of the immediately preceding year, subject to a $30.0 million cap, unless a greater amount is approved by a majority of our independent directors (or a committee comprised solely of independent directors).

Incentive Payment	We will pay Hunt Manager an incentive payment, payable quarterly, equal to 20% of quarterly per OP Unit distributions (inclusive of the incentive payment) in excess of $0.27 per OP Unit per quarter, which is 120% of our initial projected annualized per OP Unit distribution for the year ended December 31, 2015, divided by four; provided, however, that any distributions in excess of our cash available for distribution (as defined in the management agreement as an amount equal to (A) net income before noncontrolling interest, plus (B) depreciation, plus (C) amortization of deferred financing costs, if any, minus (D) AFUDC equity, minus (E) capital expenditures to maintain net assets (which equals depreciation expense), subject to adjustments to eliminate the impact of certain other non-cash items) will not be considered distributions for purposes of calculating the incentive fee.

Reimbursement of Expenses	We will reimburse Hunt Manager for all third-party expenses incurred on our behalf or otherwise in connection with the operation of our business, other than: compensation expenses related to Hunt Manager’s personnel (including our officers), occupancy costs incurred by Hunt Manager related to its place of business, time or project-based billing for work done by Hunt affiliates, travel and expenses for Hunt Manager’s employees and fees or costs associated with professional service organizations, publications, periodicals, professional development or related matters for Hunt Manager employees, all of which will be the exclusive responsibility of Hunt Manager.

Termination Fee	If we exercise our right not to renew the management agreement at the end of the then-current term, we will be required to pay Hunt Manager a termination fee, in cash or equity, at our election, in an amount equal to three times the most recent annualized base management fee and incentive payment amount. If we elect to pay the termination fee in equity, the fee will be paid in OP Units, which will be issued five days after the effective date of termination, with the number of OP Units based on the volume weighted average price of our common stock during the 10 trading day period that precedes such effective date of termination.

Term

The term of the management agreement expires December 31, 2019, and will automatically renew for successive five-year terms unless a majority of our independent directors decides to terminate the agreement. If our independent directors decide to terminate the agreement, we must give Hunt Manager notice of the termination at least one year in advance of the scheduled termination date and pay Hunt Manager the termination fee described above. We also have the right to terminate the management agreement at any time for cause (as defined in the management agreement), and Hunt Manager may terminate the agreement at any time upon 365 days’ prior notice to us, provided that Hunt Manager may not terminate the agreement effective before December 31, 2019. In these circumstances, the termination fee would not be owed to Hunt Manager.

Structuring Fee Agreement

We entered into a structuring fee agreement with Hunt-InfraREIT pursuant to which we issued 1,700,000 shares of our common stock to Hunt-InfraREIT as a one-time reorganization advisory fee immediately prior to the effectiveness of our registration statement in consideration for Hunt’s restructuring assistance in connection with the Merger, IPO and other transactions that we consummated in connection with the IPO, Merger and on March 9, 2015 pursuant to agreements among InfraREIT, L.L.C., InfraREIT, Inc., the Operating Partnership and our pre-IPO investors (collectively, the Reorganization.)

Development Agreement

Pursuant to our development agreement with Hunt Developer and Sharyland, we have the exclusive right to continue to fund the development and construction of Footprint Projects, and Hunt will have the right to fund the development and construction of all ROFO Projects.

Hunt has informed us that it intends to fund the development and construction of the ROFO Projects through new development companies in which certain of our pre-IPO investors have the opportunity to invest capital. We have a right of first offer with respect to these projects requiring Hunt to offer ROFO Projects to us at least 90 days prior to the date on which such assets are expected to be placed in service. Hunt’s offer will include price, form of consideration and other material terms of the proposed transaction, and delivery of the offer will commence a 75-day negotiation period. Following this period, if we are unable to reach an agreement on the terms of such purchase with Hunt and the investors in the project, they may, during the following 18 months, transfer the ROFO Project to a third-party, but only on terms and conditions generally no more favorable to such third-party than those offered by Hunt to us. Our conflict of interest policy requires that any acquisition of a ROFO Project by us be approved by the Conflicts Committee of our board of directors. The Conflicts Committee will evaluate whether we should acquire the ROFO Project based on whether it believes that the acquisition will be in our best interests taking into account the offered price and its analysis of the fair market value of the project. We expect the purchase price for any ROFO Projects will be negotiated by the Conflicts Committee and Hunt and will be based on a number of factors, such as the cash flow and rate base for the assets, market conditions, potential for incremental Footprint Projects, whether the assets are subject to a lease with Sharyland or another tenant, the terms of any such lease and the regulatory return we expect the assets will earn. The development agreement is coterminous with the management agreement, and our rights under the development agreement will expire effective upon the termination of the management agreement.

Lock-Up Agreements

Hunt has agreed with the underwriters of our IPO to a lock-up that applies to all of its equity in us and our Operating Partnership and expires on January 29, 2016. In addition, we have entered into a lock-up agreement with Hunt, pursuant to which Hunt has agreed with us that it will not transfer or sell 100% of its equity in us and our Operating Partnership that it holds after the consummation of our IPO and Reorganization until the one-year anniversary of the closing of our IPO, which is February 4, 2016. After February 4, 2016, this lock-up will continue to apply to 80% of such equity until the three-year anniversary of the closing of our IPO, which is February 4, 2018. After February 4, 2018, this lock-up will continue to apply to 50% of such equity through the five-year anniversary of the closing of our IPO, which is February 4, 2020. Each of these lock-up agreements is subject to exceptions permitting Hunt to transfer equity to affiliates, employees and service providers, except that Hunt cannot transfer a number of shares of common stock or OP Units that exceeds 20% of the aggregate number of shares of our common stock and OP Units it held as of March 9, 2015 following the Reorganization transactions described under the caption Reorganization Transactions under Our Structure and Reorganization Transactions below. Furthermore, in some circumstances, the transferee must assume the applicable lock-up restrictions. Hunt’s lock-up agreement with us will terminate upon the termination or non-renewal of the management agreement and development agreement. In addition, Hunt has informed us that it currently intends to hold a substantial portion of its equity in us for the foreseeable future.

Our Structure and Reorganization Transactions

UPREIT Structure

We conduct our business through a traditional umbrella partnership REIT (UPREIT) in which our properties are owned by our Operating Partnership or direct and indirect subsidiaries of our Operating Partnership. InfraREIT is the sole general partner of our Operating Partnership, and InfraREIT; MC Transmission Holdings, Inc. (MC Transmission), a subsidiary of Marubeni Corporation, one of our founding investors; and Hunt affiliates own substantially all of the OP Units. Subject to the terms of the partnership agreement and applicable lock-up agreements, the OP Units held by MC Transmission, Hunt affiliates and other limited partners may be redeemed for cash or, at our option, exchanged for shares of our common stock on a one-for-one basis, as described under the caption Redemption Rights under Operating Partnership below.

Reorganization Transactions

Our business has historically been operated through InfraREIT, L.L.C., a Delaware limited liability company. In connection with our IPO and Reorganization, we engaged in a number of transactions, including the Merger, which resulted in InfraREIT, Inc., a Maryland corporation, surviving as the public issuer and general partner of the Operating Partnership.

In 2011, the formation of an unrelated partnership between a Hunt affiliate and an affiliate of one of our founding investors resulted in the application of certain “excess share” provisions in InfraREIT, L.L.C.’s governing documents. As a result of these provisions, shares held by that founding investor in excess of 9.8% of the total number of outstanding shares of InfraREIT, L.L.C. were automatically transferred to Westwood Trust, as trustee of a trust for the benefit of a charitable beneficiary (Westwood Trust).

The Reorganization transactions were undertaken for a number of reasons, including:

•	to ensure that we qualify as a REIT going forward without regard to whether the application of the excess share provisions described above was effective to allow InfraREIT, L.L.C. to continue to be qualified as a REIT;

•	to change from a Delaware limited liability company to a Maryland corporation; and

•	so that the surviving public entity would be the entity that holds the IRS private letter ruling confirming that our T&D assets qualify as real property under applicable REIT rules.

The bullet points below provide an overview of the steps of the Reorganization.

•	On January 29, 2015, our Operating Partnership effected a reverse unit split whereby each holder of OP Units received 0.938550 OP Units of the same class in exchange for each such unit it held immediately prior to such time, which we refer to as the unit split. Also, on January 29, 2015, our InfraREIT, L.L.C. effected a reverse share split whereby each holder of shares received 0.938550 shares of the same class in exchange for each such shares it held immediately prior to such time, which we refer to as the share split.

•	On January 29, 2015, we issued 1,700,000 shares of our common stock to Hunt-InfraREIT as a reorganization advisory fee. Hunt-InfraREIT immediately transferred 75,000 of the shares it received from InfraREIT, Inc. to OpTrust N.A. Holdings Trust (OpTrust) in settlement of potential claims related to the effect of the excess share provisions of InfraREIT, L.L.C.’s governing documents.

•	On February 4, 2015, the Operating Partnership issued an aggregate of 28,000 profit interest partnership units (LTIP Units) to seven of our directors.

•	On February 4, 2015, the Operating Partnership issued 983,814 OP Units to Hunt-InfraREIT in settlement of the Operating Partnership’s obligation to issue OP Units to Hunt-InfraREIT related to our CREZ construction project.

•	On February 4, 2015, our Operating Partnership issued to Hunt-InfraREIT 1,167,287 OP Units as an accelerated payment of a portion of the carried interest agreed to under the investment documents entered into by the parties in 2010.

•	On February 4, 2015, InfraREIT, L.L.C. and InfraREIT, Inc. engaged in the Merger. As a result of the Merger, (1) holders of 8,000,000 common shares of InfraREIT, L.L.C. received $21.551 per common share, which was equal to the IPO price less the underwriting discounts and commission and an underwriting structuring fee, (2) holders of the remaining 19,617,755 common shares of InfraREIT, L.L.C. received 19,617,755 shares of our Class A common stock and (3) holders of 25,145 Class C shares of InfraREIT, L.L.C. received 25,145 shares of our Class C common stock.

•	On February 4, 2015, we contributed $323.2 million to the Operating Partnership in exchange for 15,000,000 common units.

•	On February 4, 2015, we issued 1,551,878 shares of our common stock to Hunt-InfraREIT in exchange for 1,551,878 OP Units tendered for redemption by Hunt-InfraREIT.

•	Concurrently with the Merger, we purchased 6,242,999 common shares held Westwood Trust in consideration for the issuance of a promissory note to Westwood Trust in the principal amount of $66.5 million.

•

As directed by Marubeni Corporation, one of our founding investors, Westwood Trust immediately transferred the promissory note to MC Transmission as required under InfraREIT, L.L.C.’s limited liability company agreement, and, immediately following receipt of the promissory note, MC Transmission, purchased 3,325,874 OP Units from the Operating Partnership in consideration for the assignment of the promissory note. The promissory note was then transferred to InfraREIT, Inc. in exchange for the redemption of 3,325,874 OP Units held by us and the subsequent cancellation of such promissory note by InfraREIT, Inc., resulting in no cash consideration being paid or received by us pursuant to the purchase from Westwood Trust or the sale of OP Units to Marubeni.

•	On March 9, 2015, the Operating Partnership issued 2,329,283 common units to Hunt-InfraREIT, and we canceled an equal number of shares of Class A common stock and Class C common stock. Each remaining share of Class A common stock and Class C common stock then converted to common stock on a one-for-one basis. This issuance settled InfraREIT, L.L.C’s pre-IPO investors carried interest obligation agreed to under the investment documents entered into by the parties in 2010.

•	On March 9, 2015, the 11,264 LTIP Units issued to certain of our directors in May 2014 converted on a one-to-one basis to common units.

Operating Partnership

Partnership Units

Upon completion of our IPO on February 4, 2015, there were five types of OP Units outstanding: common units, Class A OP Units, Class B OP Units, Class C OP Units and LTIP Units. On March 9, 2015, the Operating Partnership issued common units in exchange for outstanding Class A OP Units and Class C OP Units. Such common units were allocated among the holders of Class A OP Units and Class C OP Units and the Class A OP Units, Class B OP Units and Class C OP Units were cancelled. Following such allocation, the only outstanding OP Units were common units and LTIP Units. Furthermore, effective March 9, 2015, we adopted a third amended and restated partnership agreement that eliminated the provisions related to the Reorganization and the description of the Class A OP Units, Class B OP Units and Class C OP Units; however, the third amended and restated partnership agreement continues to provide for amendments to issue additional classes of OP Units in the future.

Redemption Rights

Each limited partner of the Operating Partnership holding common units has the right, subject to certain terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner in exchange for a cash amount equal to the number of tendered common units multiplied by the average price of a share of our common stock during a 10-day trailing period. For the common units our Operating Partnership issued on March 9, 2015, the redemption right is not available until the day before the one-year anniversary of the issue date, or March 8, 2016. For common units the Operating Partnership issued to MC Transmission on February 4, 2015, which was the closing date of our IPO, the redemption right is not available until August 4, 2015. For the 28,000 LTIP units issued on February 4, 2015 to certain of our independent directors, which may become convertible into common units, the redemption right is not available until February 3, 2016. This redemption right is not available with respect to any class of preferred units unless so provided in the applicable instrument establishing such class of preferred units. However, in lieu of causing the Operating Partnership to redeem such common units for cash, on or before the close of business on the tenth business day after we receive a notice of redemption (or the thirtieth business day if our shares are not publicly traded), we may, in our sole and absolute discretion, subject to the restrictions on the ownership and transfer of our common stock set forth in our charter, elect to acquire some or all of the common units subject to the redemption notice from the redeeming limited partner in exchange for shares of our common stock, based on an exchange ratio of one share of our common stock for each common unit (subject to anti-dilution adjustments provided in the partnership agreement). Limited partners may not exercise redemption rights, however, if and to the extent that the delivery of shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter.

Competition

The market for acquiring and developing electric infrastructure assets is highly competitive and fragmented, and we have seen an increase in both the amount of and different types of investors in these assets rise over the last several years. Many fully integrated utility companies, public and private funds, commercial financing companies and foreign investors pursue the types of investments that we compete for in the U.S. electric infrastructure sector. Recent active investors include companies such as Fortis, Iberdrola, Macquarie Infrastructure Fund, Mid-American Energy Holdings and NextEra Energy. Within Texas, namely ERCOT, we and Sharyland compete with other TDSPs such as American Electric Power, CenterPoint Energy, Oncor

Electric and Texas New Mexico Power (PNM Resources) to develop transmission projects. Municipally owned electric utilities such as Austin Energy and CPS Energy and electric cooperatives like South Texas Electric Cooperative are also competing to develop transmission projects. Finally, given the robust growth and business friendly environment in Texas, there are several private developers who are seeking transmission development opportunities as well.

In addition, Sharyland is subject to customer conservation and energy efficiency activities and research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including advancements related to self-generation and distributed energy technologies such as gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies could result in a reduction of demand for Sharyland’s T&D services, but these have not been a significant factor to date. Furthermore, in small portions of our service territories, existing and potential customers have a choice between Sharyland and other utilities and may choose the other utility over Sharyland.

Customers

We lease all of our T&D assets to Sharyland, which supports its lease payments to us by collecting transmission revenue from other electric utilities and distribution revenue from REPs.

Regulatory Environment

In the United States, electric infrastructure assets are generally owned by utilities that are subject to regulation by various federal, state and local agencies. State regulatory commissions generally establish utility rates based on a traditional cost of service basis, providing for the timely recovery of prudently incurred costs and the opportunity to earn a reasonable rate of return on invested capital, subject to review and approval through periodic regulatory proceedings.

Federal Regulation

The FERC regulates transmission and wholesale sales of electricity in interstate commerce, reviews mergers and acquisitions, direct and indirect transfers of jurisdictional assets, issuance of debt or securities and corporate transactions by electricity companies and reviews siting applications for electric transmission projects under limited circumstances. The FERC also protects the reliability of the high voltage interstate transmission system through mandatory reliability standards. Pursuant to the Federal Power Act, the FERC is responsible for ensuring that the rates, terms and conditions of electric transmission service and wholesale sale of electric energy are “just and reasonable” and “not unduly discriminatory or preferential.” The Energy Policy Act of 2005 directed the FERC to develop incentive based rate treatments for transmission of electric energy in interstate commerce, including incentive rates of return on equity for new investment by public utilities and full recovery of prudently incurred costs. Although currently none of our T&D assets are regulated by the FERC, we were subject to FERC regulation with respect to some of our T&D assets in the past and the FERC approved our structure of leasing T&D assets to Sharyland in connection with the Cap Rock acquisition in 2010.

Regulation in Our Territories

T&D services provided wholly within ERCOT are not subject to traditional rate regulation by the FERC. All of our T&D assets are located in ERCOT within Texas.

The PUCT regulates “electric utilities” and TDSPs under the Public Utility Regulatory Act, including approving rates for T&D service, setting reliability and safety standards and ensuring that the TDSP does not discriminate in its treatment of customers, REPs and generators in the delivery of electricity. TDSPs are comprised of DSPs, which generally own and operate electric distribution systems, and TSPs, which generally own and operate electric transmission systems. Both SDTS and Sharyland are “electric utilities” subject to regulation by the PUCT. Sharyland is also subject to regulation by the PUCT as both a TSP and a DSP, as is the case with other IOUs that own T&D assets in Texas. Rates are established through rate case proceedings, which occur periodically and are typically initiated by the utility or the PUCT, on its own motion or on complaint by an affected stakeholder, to ensure that rates remain just and reasonable. When we refer to a “rate case” or a “rate proceeding,” we are referring to these formal proceedings before the PUCT, and not to interim TCOS filings or DCRF filings, which are described below. Rates are determined by the electric utility’s cost of rendering service to the public during a historical test year, adjusted for known and measurable changes, in addition to a reasonable return on invested capital.

We own our T&D assets and lease them to Sharyland, which is an operating utility. Sharyland makes all regulatory filings with the PUCT regarding our T&D assets. Per the terms of the leases, we have the right to request that Sharyland file a rate case proceeding. We cannot remove Sharyland as the tenant under our leases without prior approval of the PUCT. The T&D rates for Sharyland are based on the combined financial statements of Sharyland and SDTS. In other words, the lease obligations that Sharyland owes us are disregarded in the PUCT’s evaluation of matters related to the utility, and the audited books and records of Sharyland and SDTS are used to prepare a combined rate filing. As our tenant and the operator of the electric system, Sharyland holds the Certificate of Convenience and Necessity for all of our T&D assets.

TSP Rates

In ERCOT, TSPs generate revenue primarily by charging all DSPs within ERCOT for the TSP’s cost of service, or revenue requirement. ERCOT DSPs pay TSPs annual amounts, typically billed to the DSP monthly, based on the DSP’s pro rata share, during the prior year, of the average of ERCOT coincident peak demand for the months of June, July, August and September (ERCOT 4CP), excluding the portion of coincident peak demand attributable to wholesale storage load. Each TSP files a tariff for transmission service to establish its rates, calculated as the TSP’s commission approved transmission cost of service, or revenue requirement, divided by the aggregate ERCOT 4CP during the prior year. Therefore, the monthly transmission service charge to be paid by each DSP is the product of each TSP’s monthly rate as specified in its tariff and the DSP’s previous year’s share of the aggregate ERCOT 4CP.

The transmission revenue that ERCOT TSPs generate has not varied significantly within any given year, except when the TSP has updated its revenue requirement through an interim TCOS filing, described in the next paragraph, or a rate proceeding. Transmission revenue can vary from year to year if ERCOT 4CP increases or decreases. In addition, revenue is subject to theoretical variability based on the credit worthiness of DSPs in Texas, but generally this has not significantly affected transmission revenue for TSPs, as no DSP has become subject to a bankruptcy or insolvency proceeding since deregulation in 2002.

A TSP can update its transmission rates up to two times per year through interim TCOS filings. In an interim TCOS filing, the TSP updates its revenue requirement to reflect changes in in-service net transmission assets, the effect of depreciation and any update to ERCOT 4CP and property taxes, among other matters. The TSP is not permitted in these filings to update its revenue requirement to reflect any changes in its operations and maintenance charges, which can be updated only through a full rate proceeding with the PUCT. If a TSP’s application is materially sufficient and there are no intervenors that challenge the update, generally the TSP’s transmission rates will be updated within 60 days of the date of the interim TCOS filing. After this update, the TSP will be permitted to update the monthly invoices that the TSP sends to ERCOT DSPs to reflect the adjusted transmission rates. The updates of the rates pursuant to an interim TCOS filing will be subject to review in the next rate case filing for the TSP.

DSP Rates

DSP revenue is subject to more variability than TSP revenue. Distribution rates, or tariffs, are determined in the DSP’s most recent rate proceeding. Typically, tariffs are assigned to different classes of retail customers in a rate case, which classes generally include residential, commercial and industrial customers. The tariff typically includes a per kWh charge and a flat customer charge for residential customers, and may include a per kWh, a per kW and a flat customer charge for other customer classes. Because of the per kWh charge, generally there is more variability in a DSP’s revenue than there is in a TSP’s revenue. DSPs collect revenue by charging REPs, which are the entities that interface with and bill the end users. The REPs are permitted to pass on to end users the distribution charges REPs pay to the DSPs.

A DSP can update its distribution rates no more than once a year through a DCRF filing. A TDSP such as Sharyland may only make a DCRF filing between April 1 and April 8 in any given year. Additionally, a DSP can only change its rates pursuant to a DCRF filing no more than four times between rate proceedings and may not make a DCRF filing while a rate proceeding is pending. In a DCRF filing, the DSP updates its amount of invested capital for its distribution facilities and certain associated costs. The DSP is not permitted in a DCRF filing to update changes in its operations and maintenance expenses. If a DSP’s application is not materially deficient and there are no intervenors that challenge the filing, generally the DSPs distribution rates will be updated on September 1 of the year in which the DCRF filing was made (unless the DSP can show good cause for the rates to be updated as of another date). Sharyland has not historically used DCRF filings to update its distribution rates.

Sharyland’s 2014 Rate Case

In January 2014, the PUCT approved a rate case filed by Sharyland applicable to all of our T&D assets other than our distribution assets in McAllen, Texas, providing for a capital structure consisting of 55% debt and 45% equity, a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates. The new rates became effective May 1, 2014. We expect Sharyland’s next rate case to be filed during the first half of 2016.

Environmental Matters

Our tenant’s day-to-day operations are subject to a wide range of environmental laws and regulations across a broad number of jurisdictions, including laws and regulations that impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. We rely on our tenant for the compliance of our T&D assets with such laws and regulations. Under the terms of our leases, our tenant is required to indemnify us if we incur damages as a result of its failure to comply with any such law or regulation.

These laws and regulations also generally require that governmental permits and approvals be obtained before construction and during operation of T&D assets. As construction manager of our T&D projects, we also rely on our tenant for compliance with such permit and approvals, and our tenant is required to indemnify us if they fail to obtain or comply with any permit or approval in accordance with the terms of our leases.

We currently do not believe that we have any material environmental liabilities.

Insurance

Our leases require our tenant to carry liability and casualty insurance on our properties covering certain hazards with specific policy limits set forth in the lease agreements. However, there may not be adequate insurance to cover the associated costs of repair or reconstruction, or insurance may not be available at commercially reasonable rates or, for some events, at all. For instance, Sharyland has not been able to obtain property insurance coverage for a substantial portion of our T&D assets on commercially reasonable terms. As a result, we have waived or amended the requirements under our leases that Sharyland obtain such insurance. In this respect, we and Sharyland are self-insured for a substantial portion of our T&D assets. In the event remediating any damage or loss is considered a repair under the applicable lease, our tenant is responsible for the cost of repairing or replacing such damage or loss whether or not covered by insurance. On the other hand, in the event remediating any damage or loss is considered a Footprint Project under the lease, we will be responsible for payment of any insurance deductible, as well as for any such damage or loss not covered by insurance. We believe that our T&D assets are covered by adequate insurance, including those T&D assets for which our tenant is self-insured.

Seasonality

Our results of operations are subject to some seasonal variation. Our revenues consist of rent Sharyland pays to us, a portion of which is variable based on Sharyland’s gross revenues as defined in the leases. Sharyland receives revenue from both TSPs and DSPs. Sharyland’s transmission revenue is not subject to seasonality, but its distribution revenue, which is based on a variety of factors, including customer usage, is and can be higher during the summer and early fall months, when temperatures are hot, and lower during the winter months, when customers generally use less electricity in Texas. As a result, the percentage rent payment we receive in November, which relates to revenue Sharyland generates during the third quarter, is typically slightly higher than our other percentage rent payments during the summer and early fall months.

JOBS Act

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act). We may take advantage of this provision until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (Securities Act), which fifth anniversary will occur in 2020. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

Furthermore, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

To the extent that we utilize certain provisions available to us as an emerging growth company, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Employees

We have no employees. We are externally managed by Hunt Manager. All of our officers are employees of Hunt Manager. Pursuant to the terms of our management agreement, Hunt Manager provides for the day-to-day management of the Company, subject to oversight of our board of directors. In exchange for these management services, we pay a management fee to Hunt Manager. In the event Hunt Manager was unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

We have one reportable segment consisting of rate-regulated electric T&D assets. We internally evaluate all of our T&D assets as one industry segment, and, accordingly, we do not report segment information.

Item 1A.	Risk Factors

Risks Related to Our Business

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may materially and adversely affect our business, financial condition, results of operations and cash flows. You should carefully consider these risks together with all of the other information included in this Annual Report on Form 10-K, including the financial statements and related notes, when deciding to invest in us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the followings risks were to actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Our business model and growth strategy depends on our ability to grow our rate base and lease revenue.

We will not be able to increase our lease revenue significantly unless the rate base of our T&D assets grows. We expect to increase our rate base by funding Footprint Projects, acquiring ROFO Projects and other T&D assets from Hunt and acquiring T&D assets from third parties. Our development agreement with Hunt Developer distinguishes between Footprint Projects, which under the agreement are T&D assets that are in the geographic footprint of our existing distribution assets or that are added to our existing transmission assets and that we own and fund, and ROFO Projects, which are certain specified T&D projects being developed by Hunt. Our ability to grow our rate base and revenues in the manner we expect depends on Footprint Projects meeting or exceeding our capital expenditure budgets, Hunt’s ability to develop and construct ROFO Projects and our ability to acquire ROFO Projects or other T&D assets from Hunt or third parties on acceptable terms. The amount of available investment in Footprint Projects and ROFO Projects depends on a number of factors, including the following:

•	Our 2015 and forward capital expenditure projections incorporate our estimates of the potential impact of the recent oil price decline on demand in our service territories and our T&D investment in Footprint Projects. If the oil price declines continue, or if oil and gas producers, pipeline and processing companies and other service providers in West Texas respond with more significant reductions in their ongoing investments than we currently estimate, the load growth in our service territory in and around Stanton, Texas would be negatively impacted and our T&D investment in Footprint Projects in this territory would be less than we expect, particularly in 2017 and beyond. Furthermore, in a low oil price environment in which overall economic growth in Texas is reduced, Hunt’s ability to develop and construct ROFO Projects in Texas (other than the Cross Valley transmission line and GSEC interconnection, which are under construction) may be adversely impacted, as there may be less need for transmission investment.

•

Both Footprint Projects and ROFO Projects will be adversely affected if electricity generators, particularly wind generators, in and near the Texas Panhandle do not request connection to our Panhandle transmission facilities or do not follow through on existing interconnection requests, or if ERCOT or the PUCT determines that generators, and not transmission service providers, should fund the construction of generation interconnects. The number and amount of these requests depends in large part on the viability and success of wind generators in the Texas Panhandle, which in turn depends on a number of factors that are outside of our control, including the economics of wind generation generally and in the ERCOT market in particular, the availability of the production tax credit for wind generators, which currently applies only to projects that began substantial construction before December 31, 2014, customer demand for generation, the availability of wind generation from other geographical regions and the price of natural gas.

•	Although our right of first offer with Hunt applies to certain ROFO Projects that are in earlier stages of development, there are ROFO Projects currently under development or construction that are relatively important to our rate base growth plans. We refer to these projects as the Cross Valley transmission line and the GSEC interconnection. Both projects are permitted and under construction, but there is no assurance that either project will be completed. Even if these projects are completed and become operational, there is no assurance that we will be able to negotiate for their acquisition on acceptable terms.

•	Additional T&D project development opportunities, including some of the ROFO Projects, will likely be adversely affected if population and cross-border trade in South Texas, including in our territory in and around McAllen, Texas, do not grow at the rates we anticipate.

If our forecasts regarding Footprint Projects and ROFO Projects capital needs prove to be inaccurate, it could have an adverse effect on our financial condition and results of operations.

Demand for electricity in our territories, in particular our territory in and around Stanton, Texas, has been growing rapidly, which makes forecasting capital expenditures more difficult than it would be in a utility with more consistent growth. Because we expect oil and gas drilling activities, along with related investments in processing facilities, pipelines and other supporting services and activities, to drive a substantial portion of the demand growth in this territory, recent oil price decreases and volatility compound these forecasting challenges. In many circumstances, the accuracy of forecasting our capital needs depends on whether or not existing and potential customers follow through on their planned facilities. We expect these forecasting challenges will continue, not only in our Stanton, Texas territory, but also with respect to capital needs related to requests from generators to connect to our Panhandle transmission assets and other aspects of our capital expenditures plan. These difficulties affect both our ability to project capital expenditures for our Footprint Projects and Hunt’s ability to project its capital expenditures for ROFO Projects. Our forecasting difficulties are compounded by uncertainty regarding the acquisition cost of a ROFO Project, which we will not know with any level of certainty until we negotiate the terms of any such acquisition or whether we will be able to negotiate an acquisition. If, for these or other reasons, we are unable to forecast our capital needs accurately, our financial condition and stock price could be adversely affected. For instance, if our capital needs are significantly more than budgeted, we may need to raise debt or equity capital to meet our obligations, which we may not be able to do on favorable terms or at all. If we are unable to obtain the debt or equity financing to satisfy our capital expenditure demands, we may not be able to meet our capital expenditure obligations under our leases. If our forecasts prove to be inaccurate and capital needs are less than budgeted, we may have an inefficient capital structure or excess cash, and our growth would be less than we expect, which could affect our financial condition, results of operations and our ability to make distributions to our stockholders.

We may not be able to make cash distributions to holders of our common stock comparable to our initial annual distribution rate or achieve our target growth rate of cash available for distributions to holders of our common stock.

We intend to make regular quarterly cash distributions to holders of our common stock. The amount of our cash available for distribution principally depends upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based on, among other things:

•	the level and timing of capital expenditures we make;

•	Hunt’s development and construction of ROFO Projects and other T&D projects and our ability to acquire those T&D assets;

•	the amount of any cash management fees we pay Hunt Manager under the management agreement, as well as any third-party expenses for which we are directly responsible;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in the agreements governing our indebtedness;

•	lease payments actually received; and

•	other business risks affecting our cash levels.

As a result of all these factors, we cannot guarantee that we will have sufficient cash generated from operations to pay a specific level of cash distributions to holders of our common stock.

Because all of our lease revenues are currently generated by lease payments from Sharyland, our business, financial condition, results of operations and cash flows are dependent on Sharyland’s financial and operating performance.

Our tenant’s ability to make lease payments to us under our leases is subject to its ability to generate cash flows or raise additional capital sufficient to support its obligations. Our tenant’s financial and operating performance is subject to the following risks, as well as other risks identified in this report and those that we are not currently aware of, that could adversely affect its financial and operating performance and, as a result, its ability to make lease payments to us:

•	Although Sharyland reported net income during the year ended December 31, 2014, both on a U.S. GAAP basis and on a management reported basis, Sharyland has historically incurred both U.S. GAAP and management reported losses. For a discussion of our tenant’s management reported net loss and a reconciliation to net income (loss), its nearest U.S. GAAP counterpart, see Financial Information Related to Our Tenant under Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. These losses were largely due to its lease payment obligations to us, the rapid growth of demand in its service territory and the development of new systems and system upgrades from the business acquired in the Cap Rock acquisition in 2010. If our tenant were to operate at a loss in future years, and if it is unable to obtain debt or equity capital to fund its cash needs, its financial condition and liquidity may suffer.

•	Our tenant’s rates are regulated by the PUCT. It must file a full rate proceeding with the PUCT in order to increase its rates to reflect higher operation and maintenance expense. Therefore, if its expenses increase rapidly, including for reasons outside its control, our tenant’s revenues may not be sufficient to cover its expenses. Our anticipated growth in rate base during the next few years will exacerbate this risk, making it more likely that our tenant’s expenses will increase before it may increase its rates through a rate proceeding.

•	If the PUCT determines that capital expenditures were not reasonable and necessary, recovery of such expenditures would not be included in our tenant’s tariff rates. Further, if our tenant is found to have imprudently incurred capital expenditures that were subject to a prior interim TCOS or DCRF filing, it could be required to refund the return it had received on those capital expenditures. Although such determinations would adversely impact our tenant’s results of operations and liquidity and would decrease the amount of percentage rent owed, they would not affect its obligations to make base rent payments to us.

•	The amount of percentage rent that we generate is based on Sharyland’s revenues. If Sharyland’s revenue growth rate is lower than we expect, we will not generate the percentage rent we expect. Sharyland’s revenue growth depends on a number of factors, including the frequency and results of rate case filings and customer, load and kWh growth in Sharyland’s service territories, including in our Stanton service territory, which are in turn impacted by a number of factors, including the pace of oil and gas activity in the Permian Basin. Furthermore, if Sharyland’s load growth in its distribution service territories is lower than we expect, Sharyland may be required to file rate cases more frequently than we expect in order to generate revenue sufficient to pay its lease payments and other expenses, which would increase the regulatory risk associated with our revenue, profitability and financial condition forecasts.

•	When we negotiate our lease terms with our tenant, we make assumptions about the amount of tariff revenue the related assets will generate. Those assumptions may be incorrect, and, even if they are correct when made, the facts that informed those assumptions may change over time. Such changes could impose lease payment obligations on our tenant that are not matched to its revenue.

•	Compliance with U.S. federal, state and local laws and regulations may cause our tenant to incur additional operating costs. In addition, failure to comply with these requirements could result in the imposition of liens, fines, civil or criminal liability and/or indemnification obligations that would significantly increase our tenant’s operating expenses.

If our tenant experiences declines in its financial and operating performance, it may request discounts or deferrals on its lease payments to us or seek to terminate its leases with us, which would decrease the amount of lease revenue we receive from it. Decreases in the amount of lease revenue received from our tenant would adversely affect our business, financial condition, results of operations and cash flows.

The occurrence of a bankruptcy or insolvency by Sharyland could diminish the lease revenue we receive from our lease agreements with Sharyland, increase our financial obligations and cause acceleration of our debt.

Our leases include a provision permitting us to terminate the leases in the event of a bankruptcy by our tenant. However, should our tenant become a bankruptcy debtor, the bankruptcy court could declare that provision unenforceable or, if we do not terminate the lease, may permit our tenant to assume or reject any or all of our lease agreements, which Sharyland may be permitted to select at its option. If assumed, any past due amounts owing to us would be cured. If rejected, the rejection will be a breach of the particular lease or leases so rejected, and we would attempt to either renegotiate the lease with our tenant or identify an alternate tenant. Any new lease with an alternate tenant would require PUCT approval, including PUCT approval of the transfer of our tenant’s operating licenses to a new tenant. Pending our tenant’s decision, the bankruptcy laws require it to pay its post-bankruptcy rental obligations to us in full when due. Depending upon the sufficiency of assets available to pay claims, a rejection of the leases in bankruptcy or an insolvency of Sharyland could ultimately preclude full collection of sums due to us under our lease agreements with our tenant. Furthermore, the agreements governing our indebtedness consider it a default if our tenant becomes bankrupt, which would automatically accelerate our indebtedness, or if our tenant is not the lessee of our assets, which could result in the acceleration of such indebtedness.

In addition, our leases are net leases and as such require that our tenant pay for repairs, maintenance, ad valorem or property taxes and other assessments levied on our T&D assets. See the caption Our Leases under Our Tenant in Item 1., Business. Many of these costs are both significant and payable in arrears. If not previously paid by our tenant, the default or bankruptcy of our tenant would likely place the financial burden for these accrued costs on us without any corresponding ability on our part to either transfer the obligation for these costs to a new tenant, recoup these costs from third parties or otherwise avoid paying these costs. To the extent any such events occur, our financial condition and results of operations may likely be adversely affected.

We have not yet negotiated lease payments with respect to substantially all of the capital expenditures that we expect to fund during the next several years, and our leases expire at various times between 2015 and 2022. There is no assurance that new negotiations will result in lease payments that are higher than or comparable to the lease payments we expect under our current leases.

From time to time, we negotiate rent supplements under our leases related to capital expenditures we fund to provide us with a return on such capital expenditures over time. Additionally, under the terms of our development agreement, we are required to give Sharyland a right of first offer to lease any assets we acquire or develop, subject to limited exceptions. If we and Sharyland are unable to agree on lease terms, we will only be able to lease the assets to other tenants on terms that are more favorable to us than Sharyland’s best offer. Historically, we and Sharyland have negotiated rent payments intended to provide us with approximately 97% of the projected regulated return on rate base investment attributable to our assets. The amount of the rent increase related to a supplement is subject to negotiation each time a supplement is agreed to, but our existing leases provide that our historical agreements with our tenant will serve as the basis for the rental rate increase or new rent payments, subject to limited factors that can affect the negotiation, including the rate of return that utilities in Texas are generally earning at the time of the relevant negotiation. See the caption Supplements under Our Leases included in the caption Our Tenant in Item 1., Business for a description of the manner in which this supplement process operates and Our Revenue Model in Item 1., Business for an explanation of how these rents are derived. Because we expect significant capital expenditures during the next several years, the results of these negotiations will affect a significant portion of the lease revenue we expect during the next several years. There is no assurance that the results of these negotiations will result in returns on these capital expenditures that are higher than or comparable to the returns we expect as a result of our tenant’s current lease obligations.

Furthermore, our S/B/C lease expires on December 31, 2015, and leases relating to our remaining assets expire at various times between December 31, 2019 and December 31, 2022. There is no assurance that the lease payments in any renewals of these leases, or in any new lease with a different tenant, will be higher than or comparable to the payments we expect under our current leases. If we are unable to negotiate lease payments that are higher than or comparable to the lease payments we expect under our current leases, our financial condition, results of operations and cash flows will be negatively impacted.

Our structure and the terms of our leases with our tenant limit our control over SDTS and our T&D assets.

Sharyland, as the managing member of our subsidiary, SDTS, has the exclusive power and authority on behalf of SDTS to manage, control, administer and operate the properties, business and affairs of SDTS in accordance with the limited liability company agreement governing SDTS, subject to a variety of negative control rights in favor of our wholly-owned subsidiary Transmission and Distribution Company, L.L.C. (TDC) and a delegation agreement with us. TDC owns substantially all of the economic interest in SDTS. As a result of this arrangement, our management and board of directors is limited in their ability to exert control over SDTS and our T&D assets. This arrangement also complicates any decision by our board of directors not to renew or terminate our leases with our tenant.

In addition, under the terms of our leases, our tenant is responsible for, and fulfills, substantially all of the operational functions that, in an integrated utility, would be controlled and directed by the owner of the T&D assets. These functions include repairing and maintaining the T&D assets leased from us, planning new T&D projects, forecasting capital expenditures, handling customer billing and complaints, handling community relations matters, accounting for substantially all of the utility’s operations and maintenance costs, cybersecurity, construction management, handling environmental and regulatory matters (including maintaining various regulatory certifications) and all other matters related to the operation of the utility. While we have influence over the manner in which our tenant provides these functions pursuant to the terms of our leases and through Hunt Manager’s working relationship with Sharyland, we do not control our tenant and, as a result, do not have the same level of control as a similarly situated owner of T&D assets in an integrated utility. As a result, even if we believe that our T&D assets are not being operated efficiently or effectively, we may not be able to require our tenant to change the way it operates them and our financial condition and results of operations may be adversely affected.

Further, due to the interrelated nature of our relationships with Sharyland, Hunt, Hunt Manager and Hunt Developer, conflicts of interests may arise between us and Sharyland when negotiating our leases or in Sharyland’s operation of the assets under our leases. In addition, any negative change in our relationships with Sharyland, Hunt, Hunt Manager or Hunt Developer could negatively impact the other relationships. Accordingly, the negotiations and agreements between us and these entities and their affiliates and the development of our assets under our leases may not reflect the best interests of our stockholders.

Changes in technology may reduce the value of our T&D assets and could adversely affect our business.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including advancements related to self-generation and distributed energy technologies such as gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Self-generation itself may exacerbate these trends by reducing the pool of customers, subject to certain regulatory limits, from whom fixed costs are recovered, while potentially increasing costs of system modifications that may be needed to integrate the systemic effects of self-generation. To the extent self-generation facilities become a more cost effective option for certain customers, T&D investment opportunities generally may decrease, adversely affecting our growth plans, and our tenant’s financial and operating performance may be adversely impacted, which in turn would decrease the amount of percentage rent our tenant owes us and may lead it to request discounts or deferrals on its lease payments to us or seek to terminate its leases with us. Decreases in the amount of lease revenue received from our tenant would adversely affect our business, financial condition, results of operations and cash flows.

Failure to renew a lease with Sharyland upon its expiration, or any decision to terminate a lease as a result of a material breach thereof by Sharyland, would be complicated and costly and could adversely affect our operating results, financial condition and relationship with regulators and ratepayers.

Our S/B/C lease expires on December 31, 2015, and leases relating to our remaining assets expire at various times between December 31, 2019 and December 31, 2022. We have the right to terminate our leases if Sharyland breaches those leases by, for example, failing to pay us rent when that rent is due, after applicable grace periods. However, for a variety of reasons, terminating the leases, or entering into a new lease with a different tenant following expiration of our leases with Sharyland, would be complex and costly. Under our leases, Sharyland may not cease to be the operator of the T&D assets at any time, including upon termination or expiration of the leases, without first acquiring any necessary regulatory approvals from the PUCT and other regulatory bodies, including PUCT’s approval of the transfer of Sharyland’s operating licenses to a new tenant. As a result, Sharyland will continue to operate the T&D assets subject to the lease while we, Sharyland and the new tenant are obtaining these regulatory approvals. If we are terminating a lease because we believe that Sharyland has materially breached the lease, and Sharyland is contesting our right to terminate the lease, it would be difficult to obtain the necessary regulatory approvals to substitute a new tenant unless we can demonstrate that Sharyland was no longer capable of providing adequate service. We also must obtain approval under our debt agreements if we desire to terminate a lease, and if we terminate a lease with Sharyland without such approval, we would be in default under our debt agreements, which could result in the acceleration of any outstanding indebtedness thereunder. In addition, transfer of operational control of the related T&D assets from Sharyland to a new tenant could also be complicated, and problems associated with this transfer could adversely affect our results of operations and financial condition. For instance, if our tenant is in the process of constructing a Footprint Project, we would either have to transition responsibility for constructing that Footprint Project to the new tenant or negotiate for Sharyland to complete its construction of such project which could be costly. Any decision to not renew or terminate our leases with our tenant is also complicated by Sharyland’s position as the managing member of SDTS. In addition, at the time a lease terminates, Sharyland may be a tenant under another lease with us that has not terminated, and we may be parties to a management agreement with Hunt Manager and a development agreement with Hunt Developer. We may choose not to terminate a lease, or not to enforce or to enforce less vigorously any rights we may have against Sharyland under a lease, because of our desire to maintain these other relationships with Sharyland or Hunt. The complexities associated with terminating a lease with Sharyland, or entering into a lease with a different tenant upon expiration of a Sharyland lease, could make us less likely to choose to do so, even if we would prefer a new tenant, which could adversely affect our operating results, financial condition and relationships with regulators and ratepayers.

If we decided to replace Sharyland as the tenant under our leases, we may have trouble identifying a new tenant that will agree to acceptable lease terms.

If we determine that a renewal of a lease with Sharyland is not in the best interests of our stockholders, if Sharyland determines it no longer wishes to be the tenant under a lease upon its expiration or if we desire to terminate a lease as a result of a breach of that lease by Sharyland, in each circumstance we would need to identify a new tenant for the lease. Any new tenant would need to be a qualified and reputable operator of T&D assets with the wherewithal and capability of acting as our tenant. Furthermore, in many such circumstances any new tenant of a significant portion of our assets would need to be willing and able to make their financial statements public and agree to timely provide us with those financial statements in order for us to comply with our obligation to include our tenant’s financial statements in the periodic reports we file under the Securities Exchange Act of 1934, as amended (Exchange Act). There is no assurance that we would be able to identify a tenant that meets these criteria, or that if we are able to identify any such tenant, we would receive lease terms from a new tenant that are as favorable as the existing lease terms with Sharyland.

Our growth plan will continue to subject us to risks involved in single tenant leases.

We intend to focus our development and acquisition activities on real properties that are net leased to single tenants. If we are able to successfully implement our growth plan and develop and acquire infrastructure assets outside of Texas, we may enter into leases with counterparties other than Sharyland. Furthermore, we may develop and acquire assets in Texas that we lease to tenants other than Sharyland. However, even if this growth plan is implemented, it is likely that we will continue to rely on a small number of third-party tenants for all or substantially all of our revenue. Therefore, we expect our business, financial condition and results of operations will continue to be subject to the concentration risks associated with a small number of tenants.

Our T&D assets and our tenant’s operations are subject to governmental regulation and oversight that could adversely impact our expected returns and operating results, and we rely upon our tenant to manage these matters.

Under the terms of our leases, our tenant is responsible for all of the regulatory matters associated with our T&D assets, including determining whether the capital expenditures we fund are reasonable and necessary, complying with regulatory, environmental and safety matters and interfacing with various regulatory bodies.

Our tenant’s rates are regulated by the PUCT and are subject to cost-of-service regulation and annual earnings oversight. Although rate regulation is premised on the timely recovery of prudently incurred costs and the opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the PUCT will determine that all of our rate base can be recovered through our tenant’s rates, or that the PUCT will not otherwise make regulatory determinations that adversely affect our T&D assets or our tenant. The PUCT could determine that capital expenditures were not reasonable and necessary, and that recovery of such expenditures should not be included in our tenant’s rates, or the PUCT could challenge other regulatory judgments that our tenant makes, such as those related to affiliate charges, operations and maintenance expenses, tax elections, rate case expenses, regulatory assets and other matters. While these determinations would not affect our tenant’s previously negotiated rent obligations to us, they could adversely affect our tenant’s ability to meet its obligations generally, including its obligations to pay us rent pursuant to the leases. Furthermore, if the PUCT made a determination that adversely affected our rate base, and as a result, our tenant was unable to meet its rent obligations to us and we terminated the related lease, it is unlikely that the replacement tenant would be willing to pay us rent for anything other than the PUCT approved rate base amount. Also, if the PUCT makes a determination that adversely affects the amount of our rate base, we may need to take accounting charges that impair our assets, which could further adversely affect our results of operations and financial condition.

We and our tenant are subject to periodic rate cases. In connection with the 2014 rate case settlement, Sharyland agreed to bring another rate case during 2016 based on a 2015 test year. The outcome of the 2016 rate case is unknown, but if Sharyland’s rates are reduced or if existing regulatory parameters are reduced, our lease revenue, and the fair market value of our T&D assets, will be adversely affected.

In addition, our T&D assets and our tenant’s operations are subject to U.S. federal, state and local laws and regulation, including laws and regulations related to regulatory, environmental and human health and safety matters. We generally rely on our tenant to ensure compliance with these laws and rules, and, generally, our tenant is required under our leases to remedy the effect of any non-compliance during the term of the applicable lease. Compliance with the requirements under these various regulatory regimes may cause us or our tenant to incur significant additional costs, and failure to comply with these requirements could result in the shutdown of the non-complying assets, the imposition of liens, fines and/or civil or criminal liability. Utility operations may also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs and cost allocation by ERCOT, the PUCT or FERC. Further, for regulatory reasons, we may be forced to sell certain of our assets or to swap assets with another utility in order to improve service performance. We cannot predict what effect any such changes in the regulatory environment will have on us or Sharyland’s operations. Furthermore, under some of our leases, we indemnify our tenant for environmental liabilities that materialized prior to the date we acquired the property. Although in some instances we are indemnified by the prior owner of such property, any material expenditures, fines or damages that we must pay, including pursuant to the indemnity given to our tenant, would adversely affect our results of operations and financial condition.

Our growth depends in part on Hunt’s ability to develop and construct ROFO Projects and other T&D assets and our acquisition of all or a significant interest in such assets at a price that is accretive to our stockholders.

We have a right of first offer with respect to ROFO Projects during the term of the development agreement with Hunt Developer. We also expect that Hunt will continue to pursue additional development opportunities for T&D projects and that we will have an opportunity to acquire those in the future. However, we do not have the right to require Hunt Developer to pursue the development and construction of any such projects, and Hunt Developer’s development team may not be successful in identifying additional projects that are attractive investments. Furthermore, we may not be able to reach agreement on the purchase price and other terms of the acquisition of ROFO Projects or any other T&D projects. If we are unable to reach agreement on the terms of the acquisition of a ROFO Project, we will not have the right to prohibit Hunt or Sharyland from operating the T&D assets for its own benefit or from selling the assets to another third-party on terms no less favorable than those offered by us. If Hunt does not develop ROFO Projects that are attractive to us, or if we are unable to agree upon the terms of the acquisition of ROFO Projects, we will not experience the rate base and lease revenue growth we expect.

Also, Hunt may not be able to sell to us a ROFO Project even if we agree with Hunt on the price and other terms of the sale. Hunt intends to finance the development of ROFO Projects through development companies in which certain of our founding investors will have the opportunity to invest capital. In some circumstances, the sale of the ROFO Project will require the approval of Hunt and at least two of our founding investors in such project. In those circumstances, there can be no assurance that the investors will agree to sell their interests in the ROFO Project.

The development agreement is coterminous with the management agreement and will expire effective upon the termination of the management agreement. Accordingly, if either we or Hunt Manager decide not to renew or to terminate the management agreement pursuant to its terms, we will no longer have rights to the ROFO Projects.

Our growth, financial condition and results of operations would be negatively impacted if the PUCT, FERC or other utility commissions outside of Texas determine that a utility that leases its regulated assets from a REIT should not benefit from an income tax allowance.

In determining an electric utility’s tariff, part of the cost of service is an income tax allowance (ITA). Either the FERC or a state utility commission first determines the appropriate investment return for the utility and then grosses up the return to cover the taxes imposed on the utility’s income. An ITA for a C corporation is well established.

The FERC’s current policy on ITAs for pass-through entities is set forth in its 2005 Policy Statement on Income Tax Allowances, which provides that a partnership, which is a pass-through entity for tax purposes, that owns regulated utility assets can receive an ITA in its rates so long as the partnership can demonstrate that its partners (or owners of the partners) have actual or a potential income tax liability for the income generated by the regulated utility. If the partners in the partnership do not pay taxes (i.e., municipalities) then no ITA will be granted. The ITA of a pass-through entity will be determined in a rate case proceeding by the weighted marginal tax rate of the owning partners. Pass-through entities that the FERC has considered include master limited partnerships, limited liability companies and Subchapter S corporations. So long as InfraREIT qualifies as a REIT, it may claim a deduction for dividends it pays its stockholders in calculating its taxable income. Otherwise, InfraREIT will pay tax as a C corporation. InfraREIT does not own utility property directly, but instead invests in utility assets indirectly through its Operating Partnership. The Operating Partnership is a limited partnership and is therefore a pass-through entity. We believe that each of its partners (InfraREIT, Hunt-InfraREIT and other limited partners) has actual or potential income tax liability, and that, as such, an ITA is appropriate under current FERC policy. However, while the FERC approved our acquisition of Cap Rock in 2010 with an ownership structure in which the FERC regulated assets were held through a lease, the approval did not explicitly address whether an ITA would be allowed in our structure. Although we believe that the same question is now a matter of settled law in Texas, there can be no assurance that the law will not change. In addition, we are also targeting regulated infrastructure assets in jurisdictions outside of Texas, some of which have addressed pass-through entities, but none have explicitly addressed how an ITA would apply to our structure. If these jurisdictions determine that a utility that leases its regulated assets from a REIT should not benefit from an ITA, the regulated rates will be lower and our growth plan related to developing or acquiring assets in these jurisdictions may be adversely affected.

Our REIT structure may pose challenges to our ability to acquire infrastructure assets, and our inability to successfully acquire infrastructure assets would adversely affect growth in our asset base.

Because we intend to continue to qualify as a REIT, a limited amount of our revenues can be generated from non-qualifying sources. As a result, a component of our growth strategy is to acquire qualifying REIT assets and lease them to third parties with the personnel and expertise to operate these assets, which we refer to as the lessor/lessee structure. The lessor/lessee structure poses a number of challenges to our ability to acquire additional T&D assets, including:

•	regulatory agencies in many jurisdictions are unfamiliar with our lessor/lessee structure, which could result in greater regulatory scrutiny or longer regulatory approval processes in connection with any proposed acquisition of REIT qualifying assets and, in some circumstances, may cause the regulatory agency to withhold approval for any such acquisition;

•	the acquisition of a business by us would require us either to acquire only the REIT qualifying assets or to separate the assets of the business between us and a third-party tenant;

•	if a target business owns both REIT qualifying assets, such as T&D assets, and non-qualifying assets, such as generation assets, we may need to dispose of the non-qualifying assets or hold those assets in a taxable REIT subsidiary, which could complicate and delay the acquisition or lower our expected returns from such acquisition;

•	transaction structures would require us to either lease the acquired assets back to the seller of the assets, which the seller may not prefer, or to identify a third-party lessee that is willing to operate the assets as a tenant and assume the related risks and rewards, which may be difficult;

•	we may not be able to negotiate favorable rent and other terms with third-party lessees;

•	publicly traded utilities who are potential sellers of T&D assets to us may be hesitant to lease those assets back from us because of the potential failed sale-leaseback accounting repercussions of such transactions and the potential related negative credit impacts; and

•	the complexity involved in separating the REIT qualifying assets from the assets associated with the operation of the business may take additional management time and resources, challenge our ability to successfully integrate the acquisition and cost more than an acquisition by a conventional utility would in most circumstances; in addition, selling the operating assets may result in gain on sale and an associated tax cost of separating the assets.

As a result of these and other challenges, some sellers may prefer other potential buyers even in situations where we have agreed to pay comparable consideration. Our inability to acquire additional REIT qualifying assets would limit our ability to execute on our growth strategy and would adversely affect our results of operations.

Acquisitions of T&D assets, including ROFO Projects, could divert time and resources and may not result in the benefits anticipated, which would adversely affect our financial condition and results of operations.

Future acquisitions could divert time and focus from operating our business. Integrating acquired assets may also result in unforeseen operating difficulties and expenditures. We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future acquisitions may not materialize. We expect the purchase price for any ROFO Projects will be negotiated by our Conflicts Committee and Hunt based on a number of factors. Such purchase price may include a premium to rate base; however, we expect that any lease with respect to such assets with Sharyland or another tenant would be negotiated with the intent to provide us with a return on and of the rate base associated with the assets over time, without regard to the acquisition premium, if any. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, the assumption of contingent liabilities and the future impairment of goodwill, any of which could harm our financial condition and results of operations.

We rely on third parties to support our growth, and our inability to find qualified third-party providers or the failure of third parties to provide timely and quality services would have an adverse impact on our ability to grow.

We do not have internal operational or construction management expertise. As a result, we rely on third parties to manage aspects of our growth, including the construction of our T&D assets. To date, our tenant has managed the planning and construction of our projects, but, in some circumstances, our tenant also relies on third-party contractors to complete these projects. For instance, our tenant managed the recent expansion of the Railroad DC Tie at the Mexican border and is currently managing the construction of various interconnects to generators from our Panhandle transmission assets, among other projects. Furthermore, we expect that Sharyland or another third-party will manage the construction of a number of ROFO Projects. In some geographic areas where we expect growth, particularly in the Permian Basin, there is a shortage of qualified personnel to provide all of the services we need. If we are unable to find qualified personnel and third-party service providers to support the planning and construction of our projects, we may not be able to grow our rate base in the manner that we expect or at all. In addition, there is no assurance that these third parties will comply with their contractual obligations and complete construction projects efficiently, timely, cost-effectively or prudently, which could cause regulatory agencies to rule adversely on the revenue from related rate base investments. Construction problems could adversely affect the timing of expected revenues from those projects, since we do not begin to recognize revenues under our leases with respect to Footprint Projects until the related assets are placed in service, and also could subject Sharyland or us to fines and penalties for failure to complete projects on the agreed-upon schedule.

The rapid growth that we expect increases the risk that construction project difficulties will adversely affect our financial condition and results of operations.

A substantial portion of the growth that we expect in our asset base is comprised of construction projects in Texas. This growth profile makes us particularly susceptible to risks that construction projects generally are subject to, including:

•	the ability to obtain labor or materials on favorable terms or at all;

•	ability to obtain right-of-way on a timely basis;

•	equipment, engineering and design failure;

•	labor strikes;

•	adverse weather conditions;

•	the ability to obtain necessary operating permits in a timely manner;

•	legal challenges;

•	delays due to funding that is yet to be secured by third parties;

•	changes in applicable law or regulations;

•	adverse interpretation or enforcement of permit conditions, laws and regulations by courts or the permitting agencies;

•	other governmental actions; and

•	events in the global economy.

Many of these risks, if they materialize, could result in substantial delays in construction projects. For instance, many projects require environmental and other permits and approvals. Obtaining these permits can be time consuming and unpredictable. If these or other issues result in delays, the timing and amount of capital expenditures and lease revenues from these projects may be different than we anticipated, which could adversely affect our results of operations and cash flow.

The lag time between the time we fund capital expenditures and the time we begin receiving rent payments related to those capital expenditures can be lengthy.

Our tenant’s obligation to pay rent in respect of capital expenditures we fund does not begin until the assets related to such capital expenditures are placed in service. The lag time between the time that we fund capital expenditures with respect to a project and when the assets related to such project are placed in service and begin generating revenue can be lengthy. Although we will earn AFUDC on the amounts we have expended on capital expenditures that have not yet been placed in service, this accrual does not represent cash earnings. Because a significant portion of the growth we expect over the next several years relates to multi-year Footprint Projects, this lag will apply to a significant portion of our capital expenditures. Additionally, we may in some cases agree to rent holidays in connection with the negotiation of rent supplements. Such rent holidays are designed to delay our tenant’s rent obligations to us until the cost of such assets are reflected in our tenant’s revenue. These rent holidays typically last between one and eight months, during which we will not receive lease payments related to the increase in rate base or recognize AFUDC. See the caption Supplements under Our Tenant in Item 1., Business. Failure to timely receive rent payments related to the capital expenditures we fund could inhibit our ability to make cash distributions to our stockholders and could force us to fund our business from other sources, including the issuance of equity securities or the incurrence of additional indebtedness. Those funding sources may not be available on favorable terms or at all, which would adversely affect our business, results of operations, cash flow and financial condition.

There are limitations on our tenant’s ability to increase its rates, which could adversely affect our tenant’s ability to meet its rent obligations to us.

Our tenant’s rates are established through rate proceedings and may be updated through interim TCOS and DCRF filings. These interim filings allow our tenant to adjust its rates to reflect capital expenditures that have been made since the prior filing but not to reflect increased operation and maintenance expense. In order to increase its rates to reflect higher operation and maintenance expense, our tenant must file a full rate proceeding with the PUCT.

Various limitations apply to our tenant’s ability to make interim TCOS and DCRF filings. For example, our tenant may only make interim TCOS filings twice per year and may only make a DCRF filing once per year during a one week window each April. Additionally, even if our capital expenditures or our tenant’s increased costs justify an increase to its distribution tariff rates, it may be difficult in certain circumstances for our tenant to implement the rate adjustments without engendering significant public opposition, which could adversely affect its ability to meet its rent obligations to us. If our tenant is unable to meet its rent obligations to us, our cash flows, results of operations and financial condition will be adversely affected.

The relative illiquidity of our infrastructure assets may hinder our ability to sell our assets when we desire and may discourage third parties from seeking to acquire us or our business.

Investments in infrastructure assets are relatively illiquid compared to other investments. Thus, we may not be able to sell our T&D assets when we desire or at prices acceptable to us in response to changes in economic or other conditions. Additionally, the relative illiquidity of our assets may make us less desirable to third parties seeking to acquire our business, which may prevent a change in control of our company that would be in the best interests of our stockholders.

We expect to rely on the capital markets in order to meet the significant capital expenditures and acquisition costs we expect in the future and to continue to distribute at least 90% of our taxable income to our stockholders.

To qualify as a REIT, we generally must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year, determined without regard to the dividends paid deduction and including any net capital gains. We expect to raise equity and debt capital in the future to support our growth and the distributions we will be required to make to our stockholders. As a result, our financial condition and liquidity will be adversely affected if market conditions prevent us from obtaining financing on favorable terms or at all. Adverse business developments or market disruptions could increase the cost of financing or prevent us from accessing the capital markets. Events that could cause or contribute to a disruption of the capital markets include, but are not limited to:

•	a recession or an economic slowdown;

•	the bankruptcy of one or more energy companies or financial institutions;

•	a significant change in energy prices;

•	a terrorist or cyber-attack or threatened attack;

•	a material change in the U.S. federal income tax code;

•	the outbreak of a pandemic or other similar event; or

•	a significant electricity or natural gas transmission disruption.

Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could impact our flexibility to react to changing economic and business conditions. In some scenarios, if debt or equity capital were unavailable on any terms, we would be unable to comply with the REIT distribution rules or our obligations to fund capital expenditures for Footprint Projects under the leases, or both.

Covenants under the agreements governing our indebtedness may limit our operational flexibility and may restrict our ability to make distributions to our stockholders.

The agreements governing our indebtedness contain covenants that place restrictions that, among other things, limit our ability to:

•	incur indebtedness;

•	make restricted payments (distributions) from the borrowing entity;

•	merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;

•	enter into transactions with affiliates;

•	create liens on our or our subsidiaries’ assets;

•	make certain investments or acquisitions;

•	change the nature of our business;

•	sell or lease assets; and

•	terminate or modify certain terms of our leases.

The agreements also require us to maintain specified financial ratios and satisfy financial condition tests.

For example, the Operating Partnership must maintain at all times, on a consolidated basis, a total debt to capitalization ratio of not more than 0.75 to 1.00 and, for each period of four consecutive fiscal quarters, a consolidated debt service coverage ratio of at least 1.20 to 1.00. Debt service coverage ratio means cash available for debt service divided by debt service payments, and is measured on a 12-month trailing basis. Cash available for debt service means lease revenue less general and administrative expenses. TDC, a member of SDTS and a wholly owned subsidiary of the Operating Partnership, must maintain at all times a total debt to capitalization ratio of not more than 0.75 to 1.00 on a consolidated basis and must maintain, for each four consecutive fiscal quarter period, a consolidated debt service coverage ratio of at least 1.20 to 1.00 and a balance in a debt service reserve account equal to two quarterly principal plus interest payments payable on TDC’s senior secured notes. In addition, SDTS must maintain at all times, on a consolidated basis, a total debt to capitalization ratio of not more than 0.65 to 1.00 and, for each period of four consecutive fiscal quarters, a consolidated debt service coverage ratio (as defined above) of at least 1.40 to 1.00. Furthermore, under the CREZ term loan, SPLLC, the entity that owns substantially all of our Panhandle assets, must maintain a debt to total capitalization ratio not to exceed 0.70 to 1.00 at the end of any fiscal quarter. A dividend stopper is also in place prohibiting distributions unless the debt service coverage ratio is at least 1.20 to 1.00.

Our ability to continue to borrow and make restricted payments is subject to compliance with our covenants, and a failure to comply with our covenants could cause a default under the applicable debt instrument or limit our ability to make restricted payments to fund distributions to stockholders we are required to make in accordance with the REIT rules unless we are able to take other mitigating steps or are eligible for certain statutory relief provisions, which could require us to seek an amendment or waiver or cause us to no longer maintain our status as a REIT, or ultimately repay the related debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms. In addition, our T&D assets are collateral under our secured financings. If we are unable to make our debt payments, or otherwise default under the agreements governing our indebtedness, the property could be foreclosed upon or transferred to the collateral agent with a consequent loss of income and asset value. A foreclosure of any of our properties would adversely affect our financial condition, results of operations, liquidity and our ability to service debt and make distributions to our stockholders.

We rely on our tenant to comply with some of the covenants under our credit arrangements.

Our credit facilities and other indebtedness require our tenant to deliver certain financial statements and reports, maintain its licenses and permits, deliver certain required notices, operate and maintain our T&D assets and maintain proper books of records and account in conformity with U.S. GAAP and include events of default triggered by (i) a bankruptcy by our tenant, (ii) any judgment being entered against our tenant for payment of money in excess of $2 million, (iii) a default by our tenant with respect to any of its indebtedness in excess of $2 million or any other default by our tenant with respect to any of its indebtedness that could lead to a material adverse effect (as defined in the applicable debt agreements) and (iv) in some cases, a default by our tenant under our leases that could lead to a material adverse effect (as defined in the applicable debt agreements). Our debt agreements also limit our tenant’s ability to incur indebtedness, subject to some exceptions. We have reflected these covenants in our leases. Our ability to continue to borrow is subject to our tenant’s continued compliance with these and other covenants, and our tenant’s failure to comply with these covenants could cause a default under our credit facilities, which could require us to repay the related debt with capital from other sources, all of which would adversely affect our financial condition and results of operations.

We have a significant amount of indebtedness, and we expect to incur significant additional indebtedness. Our indebtedness limits our financial flexibility, and, if we are unable to borrow on favorable terms, our financial condition and results of operations would be adversely affected.

As of December 31, 2014, we had total consolidated indebtedness of $848.8 million, of which $616.8 million (or 72.7%) was variable rate debt. We expect substantial capital expenditures related to Footprint Projects and acquisition costs related to ROFO Projects during the next several years. To fund these capital expenditures and acquisition costs, we expect to incur significant additional indebtedness. There can be no assurance that these funds will be available to us on favorable terms or at all. Furthermore, significant debt levels can reduce our flexibility to react to changing business and economic conditions, increasing the risk of investing in our common stock. A material portion of our lease revenue will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for working capital, capital expenditures and distributions to our stockholders. When our credit facilities mature, we will need to be able to repay the debt, most likely by incurring additional indebtedness or issuing common stock or other equity. Our ability to secure additional financing, if needed, prior to or after our existing debt instruments mature may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments. We may not be able to refinance some or all of our indebtedness on favorable terms or at all, which could inhibit our ability to fulfill our obligations to fund capital expenditures for Footprint Projects under the leases, execute our growth strategies, complete future acquisitions or take advantage of other business opportunities and could have a material adverse effect on our financial condition and results of operations.

Our T&D assets and our tenant’s operations may be affected by hazards associated with electricity transmission and distribution and other events for which our tenant’s and/or our property insurance may not provide adequate coverage.

Our T&D assets and our tenant’s operations are subject to hazards associated with electricity transmission and distribution, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, discharges or releases of toxic or hazardous substances and other environmental risks. These hazards can cause severe damage to or destruction of property and equipment and may result in suspension of operations and the imposition of civil or criminal penalties. However, there may not be adequate property insurance to cover the associated costs of repair or reconstruction, or insurance may not be available at commercially reasonable rates, or, for some events, at all. For instance, property insurance coverage for a portion of our T&D assets has not been available on commercially reasonable terms for several years, and, as a result we have waived or amended the requirements under our leases that Sharyland obtain such insurance. In this respect, we and Sharyland are self-insured for a substantial portion of our T&D assets. In the event remediating any damage or loss is considered a repair under the applicable lease, our tenant is responsible for the cost of repairing or replacing such damage or loss whether or not covered by insurance. On the other hand, in the event remediating any damage or loss is considered a Footprint Project under the lease, we will be responsible for payment of any insurance deductible, as well as for any such damage or loss not covered by insurance.

Although it is possible that our capital expenditures to fund these remediations could be recoverable pursuant to an interim TCOS or DCRF filing or a rate case, in some circumstances recovery of the related expenditures could be delayed, in which case our tenant may likely request a rent holiday with respect to the related capital expenditures until they are generating revenue. If we agreed to this rent holiday, our financial condition and results of operations would be adversely affected. If we do not agree, the financial burden of paying us rent on these remediation costs would adversely affect our tenant’s financial condition, cash flows and revenues.

In addition, any damage or destruction to our T&D assets could interrupt our tenant’s operations, reducing the amount of tariff revenue it collects, which would lower the amount of percentage rent payments that our tenant owes us. Furthermore, any such revenue reduction would make it more difficult for our tenant to meet its obligations generally, including its rent obligations to us. We carry no business interruption insurance independent of what our tenant carries, and it carries only a minimal amount of business interruption insurance.

Sharyland has the right to cause our subsidiary, SDTS, to raise equity capital without our consent, which could dilute our interests in our T&D assets.

Generally, our consent is required before our subsidiary, SDTS, engages in any material action. The exception is that if improvements to our T&D assets that constitute Footprint Projects are required by a regulatory authority or are reasonably necessary in order to serve Sharyland’s customers or to maintain the safety or reliability of our T&D assets, and if the SDTS working capital reserve is insufficient for such Footprint Projects, Sharyland may, without our consent, cause SDTS to raise capital to fund these Footprint Projects through the admission of additional members of SDTS. We can prevent Sharyland from doing so, at any time, by contributing the necessary capital to SDTS. Furthermore, Sharyland’s rights to dilute our interest in SDTS are subject at all times to its obligation as the tenant under our leases to negotiate and pay us rent on the related capital expenditures when they are placed in service. However, subject to these limitations, Sharyland may exercise its right in a manner that may dilute our economic interest in our T&D assets, which could adversely affect our financial condition and results of operations.

Because of the lessor/lessee structure, if our tenant’s revenue increases in the future, our lease revenue will not increase as quickly as it would if we were operating as an integrated utility.

All of our revenues come from lease payments from our tenant. The lease payments for the assets we owned at our inception in 2010 were negotiated in 2010, the lease payments for our Panhandle and Stanton transmission loop assets were negotiated in 2014 and the lease payments for our other capital expenditures have been, or will be, negotiated at or around the time the applicable assets are placed in service. If market conditions change, e.g., there is inflation or an increase in authorized returns on equity or other changes that could increase our tenant’s rate of return, and our tenant completes a rate case that allows it to realize a greater rate of return than what was originally anticipated, we would not be able to force our tenant to renegotiate the leases to reflect the effect of the higher rate of return. Because percentage rent is based on our tenant’s revenues, we would share some of the benefit of the increase in our tenant’s rates, but our revenue may not increase to the same extent as our peers’ revenue increases in those circumstances or if we were operating as an integrated utility.

Our industry is highly competitive, and increased competitive pressure could adversely affect our business and our ability to execute our growth strategy.

The market for investing in energy infrastructure assets is highly competitive and fragmented, and recently the number and variety of investors for energy infrastructure assets has been increasing, specifically in our core Texas market. Some of our competitors are large companies that have greater financial, managerial and other resources than we do. In addition, some of our competitors have established relationships with other utilities and stakeholders that may better position them to take advantage of certain opportunities. Furthermore, in small portions of our service territories, existing and potential customers have a choice between Sharyland and other utilities that may have lower distribution tariffs than Sharyland, which could result in those customers choosing the other utility over Sharyland. Our ability to execute our growth strategy could be adversely affected by the activities of our competitors and other stakeholders. These competitive pressures could have a material adverse effect on our business, expected capital expenditures, results of operations, financial condition and distributions to our stockholders.

We have a limited history, and our business strategy may not succeed in the long term.

We began generating revenues from lease payments from T&D assets in 2010, and a significant portion of our total assets were placed in service and began generating revenues in 2013. If our assets are unable to generate the lease revenues we predict, or if our business model does not generate the benefits and growth opportunities that we are seeking to achieve, we may be forced to change our business model and our financial condition and results of operations may suffer.

We may be subject to increased finance expenses if we do not effectively manage our exposure to interest rate risks.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as the London Interbank Offered Rate (LIBOR). The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will continue to tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. If we are not successful in limiting our exposure to changes in interest rates, our business, financial condition and results of operations could be materially and adversely affected.

If we are unable to protect our rights to the land under our towers, lines and substations, it could adversely affect our business and operating results.

Our T&D real property interests include fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our tenant’s operations and ability to generate lease revenues from our T&D assets. In addition, any such loss could result in a default under our credit facilities, which could distract our management team, damage our relationship with our lenders and result in the acceleration of our indebtedness. Although our tenant generally has condemnation authority, use of condemnation can be expensive, resulting in costs to our tenant or us that may not be recoverable in rates, and the exercise of condemnation authority can be time consuming, sometimes taking several months or even years before the related real property assets are acquired. We generally rely on our tenant for title work related to our real property acquisitions. For various reasons, our tenant may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to our acquisition of T&D assets. If we and our tenant are unable to protect our real property rights related to our T&D assets, our results of operation and financial condition may be adversely affected.

Utilities, including our tenant, are subject to adverse publicity and reputational risks, which make them vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions.

Utility companies, including our tenant, are important to transmitting and distributing electricity that is critical to end use customers and as a result have been the subject of public criticism focused on the reliability of their distribution services and the speed with which they are able to respond to outages caused by storm damage or other events. Adverse publicity of this nature may render legislatures, public service commissions and other regulatory authorities and government officials less likely to view utilities such as our tenant in a favorable light and may cause it to be susceptible to less favorable legislative and regulatory outcomes or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing our tenant’s operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on our tenant’s business, results of operations, cash flow and financial condition, which in turn could negatively impact its ability to make lease payments to us.

A portion of our net income relates to AFUDC, which is a non-cash income accrual and not representative of cash earnings.

A significant portion of the capital expenditures we expect during the next several years relates to multi-year projects. As a result of this and other construction projects, we expect a portion of our net income during the next several years to relate to AFUDC. This is a non-cash accounting accrual that increases the rate base balance of previously incurred capital expenditures when the related assets are placed in service but does not represent cash generated from operations. As a result, our net income is a less reliable indicator of the cash our business is generating than it would be if we were funding less capital expenditures or if our capital expenditures related to shorter term projects.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used, which could materially affect our financial statements. Further, changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include determining the fair value of our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. In addition, because we have a limited operating history, in some of these areas we have limited experience in making these estimates, judgments and assumptions that could cause the risk of future charges to income to be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See Summary of Significant Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

We are incurring increased costs as a result of being a publicly traded company.

As a public company, we are incurring additional legal, accounting and other expenses that we did not incur as a private company. In addition, rules implemented by the SEC and New York Stock Exchange (NYSE) have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management is devoting a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly.

We have a significant goodwill balance related to the acquisition of Cap Rock and our formation transactions, both of which occurred in 2010. A determination that goodwill is impaired could result in a significant non-cash charge to earnings.

Our goodwill balance at December 31, 2014 was $138.4 million, of which $83.4 million is attributable to our acquisition of Cap Rock and $55.0 million is attributable to InfraREIT. L.L.C.’s formation transactions in 2010. An impairment charge must be recorded under U.S. GAAP to the extent that the implied fair value of goodwill is less than the carrying value of goodwill, as shown on our consolidated balance sheet. We are required to test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may result in an interim impairment test include a decline in our stock price causing market capitalization to fall below book value, an adverse change in business conditions or an adverse regulatory action. If we were to determine that our goodwill is impaired, we would be required to reduce our goodwill balance by the amount of the impairment and record a corresponding non-cash charge to earnings. Depending on the amount of the impairment, an impairment determination could have a material adverse effect on our financial condition and results of operations but would not have an impact on our cash flow.

As a holding company with no operations of our own, we will depend on distributions from our subsidiaries to meet our payment obligations and make distributions to our stockholders.

We derive all of our operating income from, and hold all of our assets through, our subsidiaries. As a result, we depend on distributions from our subsidiaries in order to meet our payment obligations and make distributions to our stockholders, but our subsidiaries generally have no obligation to distribute cash to us. Provisions of applicable law, contractual restrictions or covenants or claims of a subsidiary’s creditors may limit our subsidiaries’ ability to make payments or other distributions to us.

We are now subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

Following the closing of our IPO in February 2015, we became subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires management to annually assess the effectiveness of our internal controls over financial reporting and, after we are no longer an “emerging growth company” (as described below), requires our independent registered public accounting firm to express an opinion on the effectiveness of our internal controls over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. To the extent applicable to us, these reporting and other obligations place or will place significant demands on our management, administrative, operational, internal audit and accounting resources and will cause us to incur significant expenses. To comply with these obligations, we may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, expand or outsource our internal audit function and hire additional accounting, internal audit and finance staff. Design of our internal control environment is particularly challenging given our business model of owning regulated T&D assets and leasing them to a third-party. Further, because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected, and, if we experience a material weakness or significant deficiency in internal controls, there can be no assurance that we will be able to remediate any such weakness or deficiency in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

In addition, we are required to include Sharyland’s financial statements in the periodic reports we file under the Exchange Act. However, our management does not prepare Sharyland’s financial statements, and neither our board of directors nor our management has any oversight over the preparation of those financial statements or over Sharyland’s internal control over financial reporting. Sharyland’s auditors identified a material weakness in Sharyland’s review process related to failed sale-leaseback accounting during its review of Sharyland’s financial statements for the quarter ended September 30, 2013. Although the material weakness was remediated by the fourth quarter of 2013 and Sharyland’s auditors did not identify a material weakness in connection with the 2013 year end audit of Sharyland’s financial statements, there can be no assurance that Sharyland will not have additional material weaknesses or significant deficiencies in the future that may result in material misstatements in Sharyland’s financial statements or in Sharyland’s inability to timely provide us its financial statements. If Sharyland is unable to timely provide us with its financial statements, we may be unable to file our periodic reports within the timeframe required by the Exchange Act, which could result in certain penalties imposed by the SEC and could negatively impact our ability to access the capital markets or to comply with our obligations under our registration rights agreement.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose IPO of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of the:

•	last day of its fiscal year following the fifth anniversary of the date of its IPO of common equity securities;

•	last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	date on which it has, during the previous three year period, issued more than $1.0 billion in non-convertible debt; and

•	date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (3) have filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as December 31, 2020.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things, be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting and from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information that we would otherwise be required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in us and the market price of our common stock may be adversely affected.

Risks Related to Related Party Transactions and Conflicts of Interest

Hunt’s ownership and control of Hunt Manager and its current and prior relationships with our Chief Executive Officer and other officers and with three members of our board of directors give rise to conflicts of interest.

Our business originated in the Hunt organization, and Hunt Manager, our external manager, is a subsidiary of Hunt. All of our officers, including our President and Chief Executive Officer, David A. Campbell, are employees of Hunt Manager. Hunt controls the compensation of all our officers, including Mr. Campbell, and Hunt Manager’s employees enjoy various employee perquisites and access associated with being a Hunt employee. Hunt Manager has granted, and may in the future grant, compensation or awards that are based upon the performance of Hunt Manager, Hunt Developer, Sharyland and Hunt generally to our officers, including Mr. Campbell. As a result, Mr. Campbell and our other officers and other employees of Hunt Manager may benefit from the consideration paid by us under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement or from the performance of Sharyland. As a result, Mr. Campbell, our other officers and the other employees of Hunt Manager may consider the interests of these Hunt affiliates in any negotiations and may be incentivized to focus on ROFO Projects and divert attention from Footprint Projects. The duties owed to us by our officers, including Mr. Campbell, and Mr. Campbell’s duties to us as a director, may conflict with duties to, and pecuniary interest in, Hunt Manager, Hunt Developer, Sharyland and Hunt generally. Therefore, the negotiations and agreements between us, our subsidiaries or our Operating Partnership and these entities and their affiliates may not solely reflect the interests of our stockholders.

W. Kirk Baker, who is the Chairman of our board of directors, was the President and Chief Executive Officer of Hunt Manager until August of 2014, was a senior officer in the HCI organization until July of 2012, and received compensation and other benefits from Hunt and its affiliates during these time periods. Hunt and Mr. Baker have informed us that Mr. Baker continues to receive, and may in the future receive, various perquisites and incentive compensation from Hunt, including incentive compensation based on profits that Hunt may generate from the sale of ROFO Projects to us and payments that we make to Hunt Manager. Mr. Baker currently is Managing Partner of Captra Capital, an investment firm in which Mr. Baker and Hunt are currently the primary investors, and Hunt has funded and may continue to fund the operating overhead of Captra Capital’s manager, Captra Holdings, an entity that currently provides compensation and other benefits to Mr. Baker. Mr. Baker’s duties to us as a director may conflict with his duties to, and pecuniary interest in, Captra Capital, Captra Holdings, Hunt Manager, Hunt Developer and Sharyland. As a result, Mr. Baker may consider the interests of Hunt Manager, Hunt Developer, Sharyland and Hunt generally in any negotiation between us and one of those entities and may benefit from the consideration we pay Hunt Manager under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement and from the performance of Sharyland. Therefore, the negotiations and agreements between us, our subsidiaries or our Operating Partnership and these entities and their affiliates may not solely reflect the interests of our stockholders.

Hunter L. Hunt, who is a member of our board of directors, directly or indirectly has a significant economic interest in, and controls, Hunt Manager, Hunt Developer and Sharyland. Accordingly, Mr. Hunt will benefit from the consideration paid to Hunt Manager under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement and from the performance of Sharyland under the leases. Mr. Hunt’s duties to us as a director may conflict with his duties to, and pecuniary interest in, Hunt Manager, Hunt Developer, Sharyland and Hunt generally in any negotiation between us and one of those entities and may benefit from the consideration we pay Hunt Manager under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement and from the performance of Sharyland.

Although we intend to operate and manage our business for the benefit of our stockholders, there is a risk that actual or perceived conflicts of interests could affect the manner in which we treat Hunt as a limited partner in the Operating Partnership or how we manage our relationships with Hunt Manager, Hunt Developer and Sharyland under the management agreement, the development agreement and our leases. If we were to terminate any of our leases with Sharyland, we would lose the benefit of the relationship that we have cultivated with Sharyland and could damage our relationship with Hunt. Further, if we were to terminate the management agreement with Hunt Manager, we would no longer have the benefits associated with our development agreement with Hunt Developer, since the development agreement automatically expires upon the termination of the management agreement. These complications and costs could adversely affect our results of operations, financial condition and relationship with regulators and ratepayers.

Other than our right to own and construct Footprint Projects and an obligation to offer us ROFO Projects, Hunt and Sharyland are not contractually prohibited from competing against us for T&D assets or businesses, including within Texas, and our charter contains provisions waiving any liability to us or our stockholders as a result of the participation of directors and officers and their affiliates in any such competitive activity.

Under the terms of the development agreement with Hunt Developer and Sharyland, we have the exclusive right to fund the construction of Footprint Projects. In addition, Hunt has granted us a right of first offer on ROFO Projects. However, Hunt is free to pursue the development and construction of other T&D projects and may compete directly with us for the acquisition of other T&D assets and businesses, including within Texas. If Hunt were to acquire another utility that owns T&D assets, it may direct future development and acquisition opportunities to the other utility. Moreover, Hunt Manager may also serve as manager for any other T&D business that Hunt may acquire, which could divert the time and focus of our management team away from our business, which could materially harm our business and our results of operations. Additionally, as permitted by the Maryland General Corporation Law (MGCL), our charter contains provisions that permit our directors and officers, and their affiliates (including individuals serving in such capacities who are also directors, officers and/or employees of Hunt and its affiliates), to compete with us, own any investments or engage in any business activities, including investments and business activities that are similar to our current or proposed investments or business activities, without any obligation to present any such business opportunity to us unless the opportunity is expressly offered to such person in his or her capacity as a director or officer of us.

We are dependent on Hunt Manager and its executive officers and key personnel, who provide services to us through the management agreement. We may not find a suitable replacement for Hunt Manager if the management agreement is terminated or for these executive officers and key personnel if any of them leaves Hunt Manager or otherwise becomes unavailable to us.

We are externally advised and managed by Hunt Manager, and all members of our senior management are employees of Hunt Manager. Pursuant to our management agreement, Hunt Manager is obligated to supply us with all of our senior management team. Subject to guidelines or policies adopted by our pre-IPO board of directors, Hunt Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of Hunt Manager. The executive officers and key personnel of Hunt Manager have extensive knowledge of our business and industry. If any executive officer or key person of Hunt Manager leaves Hunt Manager or otherwise becomes unavailable to manage our business, our performance could be adversely impacted.

Our management agreement with Hunt Manager expires on December 31, 2019, and termination of the management agreement would eliminate our rights to Hunt Developer’s development projects and could harm our relationship with our tenant. Additionally, Hunt Manager’s interests and incentives relating to our business may differ from our long-term best interests.

The initial term of the management agreement will expire on December 31, 2019. The management agreement will automatically extend for additional five-year terms, unless we decide to terminate it pursuant to its terms. We will also have the right to terminate the management agreement at any time for cause, and Hunt Manager may terminate the agreement at any time upon 365 days’ prior notice to us, provided that Hunt Manager may not exercise this right in a manner that results in the management agreement terminating before December 31, 2019. Any termination of the management agreement would end Hunt Manager’s obligation to provide us with the executive officers and key personnel upon whom we rely for the operation of our business and, unless we terminate for cause, would also terminate our rights to ROFO Projects under the development agreement. In addition, we are required to pay Hunt a termination fee equal to three times the most recent annualized base management and incentive payment if we terminate the agreement for any reason other than cause. Further, any termination of our relationships with Hunt Manager and Hunt Developer may negatively impact our relationship with Sharyland, including Sharyland’s willingness to renew our leases or to negotiate supplements on terms that are favorable to us. Termination or failure to renew our leases could result in a default under our indebtedness. Additionally, because the base fee payable to Hunt Manager under the management agreement is calculated by reference to our total equity and the incentive payment payable to Hunt Manager is calculated as a percentage of the per OP Unit distributions to the Operating Partnership’s unitholders in excess of $0.27 per quarter, Hunt Manager may be motivated to grow total equity or make Operating Partnership distributions in a manner that is not in our long-term best interests or in the best interests of our other stockholders.

Hunt Manager’s liability is limited under the management agreement, and we have agreed to indemnify Hunt Manager against certain liabilities. As a result, we could experience poor performance or losses for which Hunt Manager would not be liable.

Pursuant to the management agreement, Hunt Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Hunt Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, Hunt Manager, its officers, members and personnel, any person controlling or controlled by Hunt Manager and any person providing sub-advisory services to Hunt Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of Hunt Manager’s duties under the management agreement. In addition, we have agreed to indemnify Hunt Manager and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the management agreement. As a result, we could experience poor performance or losses for which Hunt Manager would not be liable.

The management agreement, the development agreement and our leases were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

The management agreement with Hunt Manager, the development agreement with Hunt Developer and our leases with Sharyland were negotiated between related parties and before our independent directors were elected, and their terms, including the consideration payable to Hunt Manager and lease payments to us, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

The terms of these agreements and leases may not solely reflect your best interest and may be overly favorable to the other party to such agreements and leases, including in terms of the substantial compensation to be paid to these parties under these agreements. Further, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement, the development agreement or our leases, as applicable, because of our desire to maintain our ongoing relationships with Hunt, Sharyland and our founding investors.

Risks Related to REIT Qualification and Federal Income Tax Laws

Qualifying as a REIT involves highly technical and complex provisions of the Code, and our failure to qualify or remain qualified as a REIT would cause us to owe U.S. federal income tax, which would negatively impact our results of operations and reduce the amount of cash available for distribution to our stockholders.

InfraREIT, L.L.C. elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2010 and, following the Merger, we will elect to be taxed as a REIT commencing with the taxable year ending December 31, 2015. We believe that InfraREIT, L.L.C. was organized and operated in a manner that allowed it to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010. We further believe that InfraREIT, Inc. has been organized and will operate in a manner that will enable it to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2015. The U.S. federal income tax laws governing REITs are complex and require us to meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and income, the ownership of our outstanding shares and the amount of our distributions. Even a technical or inadvertent violation could jeopardize our REIT qualification.

We are one of only a few REITs to be engaged in owning and leasing T&D assets or similar assets. There is little or no guidance in the tax law regarding the qualification of T&D assets as real estate assets for purposes of qualifying as a REIT and the rent therefrom as qualifying rental income under the REIT asset and income tests. We hold a private letter ruling from the IRS that provides that T&D systems qualify as real estate assets and the rent therefrom generally constitutes qualifying rental income. We are entitled to rely upon that ruling for those assets that fit within the scope of the rulings only to the extent that (i) we have the legal and contractual rights described therein and are considered to be the same taxpayer as, or are treated for tax purposes as the successor to, the taxpayer that obtained the ruling, (ii) we did not misstate or omit in the ruling request a relevant fact and (iii) we continue to operate in the future in accordance with the relevant facts described in such request. No assurance can be given that we will always be able to operate in the future in accordance with the relevant facts described in such request. If we were not able to treat the T&D assets as real estate assets and/or the rent therefrom as qualifying rental income for purposes of applying the REIT asset or income tests, we may fail to qualify as a REIT.

In addition, our compliance with the REIT income and quarterly asset requirements depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis in accordance with existing REIT regulations and rules and interpretations thereof. Furthermore, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited, and new IRS guidance, legislation, court decisions or other administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT or adversely change the tax treatment of a REIT. Thus, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances or the rules applicable to REITs, no assurance can be given that we will so qualify for any particular year, and we could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

If we fail to qualify as a REIT in any taxable year, unless we were eligible for certain statutory relief provisions:

•	we would not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be required to pay U.S. federal income tax on our taxable income at corporate income tax rates;

•	we also could be liable for alternative minimum tax and increased state and local taxes;

•	we would be liable for interest and possible penalties for failure to make any required estimated tax payments in a year in which the failure occurred;

•	we no longer would be required to distribute substantially all of our taxable income to our stockholders; and

•	we could not re-elect to be taxed as a REIT for four taxable years following the year in which we failed to qualify as a REIT.

In such a case, any such corporate tax liability could be substantial and would reduce our net income and cash available for, among other things, our operations and distributions to stockholders. In addition, we might need to borrow money or sell assets in order to pay any corporate tax liability. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect our results of operations and financial condition and the trading price of our common stock.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be liable for certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, a 100% penalty tax on gain if we sell property as a dealer, alternative minimum tax, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, although we do not currently own any taxable REIT subsidiaries, if we were to acquire or form a taxable REIT subsidiary, it would be subject to U.S. federal, state and local corporate income or franchise taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of the 100% tax penalty that applies to certain gains if we sell property as a dealer to customers in the ordinary course of business, we may hold some of our assets through taxable REIT subsidiaries. Any taxes paid by such taxable REIT subsidiary would decrease the cash available for distribution to our stockholders.

If our Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership is treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership is not subject to federal income tax on its income. Instead, for federal income tax purposes, each of its partners, including us, are allocated, and may be required to pay tax with respect to, such partner’s share of the Operating Partnership’s income. We cannot guarantee that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership or disregarded entity for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or certain subsidiary partnerships as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the applicable REIT gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or certain subsidiary partnerships to qualify as a partnership or disregarded entity could cause the applicable entity to become subject to federal corporate income tax, which would adversely affect our results of operations and reduce significantly the amount of cash the Operating Partnership has available for distribution to its partners, including us.

Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

We may acquire securities in taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of taxable REIT subsidiaries), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of any taxable REIT subsidiaries and other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us and the per share trading price of our common stock.

To qualify as a REIT, we generally must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, and we will be liable for regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and continue to receive a deduction from income for dividends paid to our stockholders, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock and our current and potential future earnings. We cannot guarantee that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us and the per share trading price of our common stock.

If InfraREIT, L.L.C. is determined to have failed to qualify as a REIT for any reason or if we acquire C corporations in the future, we may inherit material tax liabilities and other tax attributes from InfraREIT, L.L.C. or such acquired corporations, and we may be required to distribute earnings and profits.

The formation of a partnership unrelated to InfraREIT in 2011 between a Hunt affiliate and an affiliate of Marubeni triggered certain provisions in InfraREIT, L.L.C.’s limited liability company agreement designed to protect against rent received from Sharyland being deemed to be rent from a related party which could have caused InfraREIT, L.L.C. to fail to qualify as a REIT. As a result of the application of these provisions, shares held by Marubeni that would have resulted in Marubeni holding in excess of 9.8% of the total number of outstanding shares of InfraREIT, L.L.C. were automatically transferred to Westwood Trust. If these provisions were deemed to be ineffective, InfraREIT, L.L.C. would not have met the REIT requirements and, as a result, would have been taxed as a C corporation. If InfraREIT, L.L.C. is deemed to have failed to meet the REIT requirements as a result of the 2011 transaction or otherwise, we would be liable for the taxes InfraREIT, L.L.C. would have been required to pay, which could have an adverse effect on our financial condition and results of operations.

In addition, we have previously acquired, and from time to time we may acquire, C corporations or assets of C corporations in transactions in which the basis of the corporations’ assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporations, or carry-over basis transactions. In this regard, in 2010, we acquired Cap Rock in a transaction that was treated as a carry-over basis transaction.

In the case of assets we acquire from a C corporation in a carry-over basis transaction, including the assets of InfraREIT, L.L.C. if it failed to meet the REIT requirements and, thus, it is deemed to have been taxed as a C corporation prior to the Merger, if we dispose of any such asset in a taxable transaction (including by deed in lieu of foreclosure) during the ten year period beginning on the date of the carry-over basis transaction, then we will be required to pay tax at the highest regular corporate tax rate on the gain recognized to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted tax basis in the asset, in each case determined as of the date of the carry-over basis transaction. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.

If InfraREIT, L.L.C. failed to qualify as a REIT and we are considered a “successor” to InfraREIT, L.L.C. under applicable Treasury Regulations, we may be ineligible to elect REIT status for the four taxable years following the year in which InfraREIT, L.L.C. ceased to qualify as a REIT. We believe that we would not be a considered a “successor” to InfraREIT, L.L.C. for purposes of such provisions.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status or require us to make an unexpected distribution.

The IRS may take the position that specific sale-leaseback transactions that we treat as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization. The primary risk relates to our loss of previously incurred depreciation expenses, which could affect the calculation of our REIT taxable income and could (unless we were able to take other mitigating steps or were eligible for certain statutory relief provisions) cause us to fail the REIT distribution test that requires a REIT to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In this circumstance, we may elect to distribute an additional dividend of the increased taxable income so as not to fail the REIT distribution test. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders existing in the taxable year affected by the re-characterization.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The current maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%, or 23.8% including investment taxes on investment income applicable to certain stockholders under the Patient Protection and Affordable Care Act (PPACA). Dividends payable by REITs are generally not eligible for the reduced rates and therefore may be subject to a 39.6%, or 43.4% including PPACA investment taxes, maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock. States may also choose to tax investment and dividend income at higher rates than ordinary income, and to the extent more states do so, then such taxes may further reduce the attractiveness of REITs from an investment standpoint. Any future changes in the federal, state or local income tax laws regarding the taxation of dividends payable to stockholders could also impact the attractiveness of REITs from an investment standpoint.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to sell assets in adverse market conditions, borrow on unfavorable terms or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the income tax consequences of such qualification.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure will be excluded from gross income for purposes of the gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, or certain other specified types of risk, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary, which would be liable for tax on gains and for which we would not receive any tax benefit for losses, except to the extent they were carried forward to offset future taxable income of the taxable REIT subsidiary.

Liquidation of our assets may jeopardize our REIT qualification.

If we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with the requirements relating to our assets and our sources of income, thereby jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

Risks Related to Ownership of Our Common Stock

The OP Units in our Operating Partnership held by the limited partners, including Hunt affiliates and MC Transmission, may be redeemed by the limited partners, which could result in the issuance of a large number of new shares of our common stock and/or force us to expend significant cash which may not be available to us on favorable terms or at all.

As of March 12, 2015, affiliates of HCI own 13,663,095 OP Units. In addition, Marubeni owns 3,325,874 OP Units. Subject to any contractual lock-up provisions, including the one year lock-up agreement with the underwriters of our IPO (or six months with respect to MC Transmission), and a one year holding period (or six months with respect to MC Transmission) required by our Operating Partnership’s partnership agreement, a limited partner of our Operating Partnership may at any time require us to redeem the OP Units it holds for cash at a per OP Unit value equal to the 10 day trailing trading average of a share of our common stock at the time of the requested redemption. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption right may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter.

The market price and trading volume of shares of our common stock may fluctuate significantly.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, governmental regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, and you choose to sell your shares, you may receive a lower price than the amount you paid or you may not be able to sell your shares at all.

Some of the factors that could negatively affect our share price or result in fluctuations in the price of our stock include:

•	our quarterly distributions;

•	our operating performance and the performance of other similar companies;

•	changes in the rates our tenant can charge its customers;

•	deviations from funds from operations, adjusted funds from operations, capital needs or earnings estimates;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	the termination of or failure to renew a lease with Sharyland;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	additions or departures of key personnel;

•	general market, economic and political conditions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in the tax laws applicable to REITs;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	other factors described in these Risk Factors or elsewhere in this report.

Future sales of shares of our common stock, or the perception that such sales might occur, may depress the price of our shares.

Future issuances of shares of our common stock, the availability of shares for resale in the open market and the perception that these issuances or resales may occur could decrease the market price per share of our common stock. Any sales by us or stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline.

Certain of our pre-IPO investors, Hunt affiliates and MC Transmission, as limited partners of our Operating Partnership, are party to a registration rights agreement with us. Pursuant to this agreement, and after the lock-up agreements with the underwriters pertaining to our IPO expire, we have agreed to register under the Securities Act for resale all or a portion of the approximately 37,536,937 shares of our common stock, including 16,992,969 OP Units, that upon redemption may, at our option, be exchanged for shares of our common stock on a one-for-one basis held by the parties to that agreement. Registration of the sale of these shares of our common stock would facilitate their sale into the public market. If any or all of these holders cause a large number of their shares to be sold in the public market, such sales could reduce the trading price of our common stock and could impede our ability to raise future capital.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of distributions or upon liquidation, may adversely affect the market price of our stock.

In the future, we may attempt to increase our capital resources and fund capital needs by making additional offerings of debt or preferred equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law and our charter and bylaws could inhibit changes in control, preventing our stockholders from realizing a potential premium over the market price of our stock in a proposed acquisition.

Certain provisions of the MGCL may have the effect of inhibiting or deterring a third-party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“Business Combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of our then outstanding voting stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements and special appraisal rights on these combinations; and

•	“Control Share” provisions that provide that holders of “control shares” of our Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected, by resolution of our pre-IPO board of directors, to exempt from the business combination provisions of the MGCL any business combination between us and any other person that is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), and our bylaws contain a provision exempting any and all acquisitions of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt in to the control share provisions of the MGCL at any time in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. In addition, through provisions in our charter and bylaws unrelated to Subtitle 8, we already (1) have a board of directors that is classified in three classes serving staggered three year terms, (2) require a two-thirds vote for the removal of any director from the board, which removal must be for cause, (3) vest in the board the exclusive power to fix the number of directorships, subject to limitations set forth in our charter and bylaws, and (4) require, unless called by the chairman of our board of directors, our lead director, if any, our chief executive officer, our president or our board of directors, the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting to call a special meeting to consider and vote on any matter that may properly be considered at a meeting of stockholders. These provisions may have the effect of limiting or precluding a third-party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

In addition, the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

Our external management structure and our relationships with and dependence on Hunt and its affiliates could prevent a change in control.

Our relationships with Hunt Manager, Hunt Developer and Sharyland are interrelated. The development agreement with Hunt Developer expires automatically upon termination of the management agreement, regardless of whether the management agreement is terminated by us or by Hunt Manager (unless we terminate for cause). Accordingly, the termination of our relationship with Hunt Manager as our external manager would terminate our right of first offer with respect to ROFO Projects. Further, any negative change in our relationships with Hunt Manager, Hunt Developer or Sharyland could negatively impact the other relationships. The existence of and our dependence on these relationships, and the perceived impact that a change in control may have on them, may have the effect of limiting or precluding a third-party from making an unsolicited acquisition proposal for us, even if such a transaction would otherwise be in the best interests of our stockholders.

In addition, we are required to pay Hunt a termination fee equal to three times the most recent annualized base management and incentive payment if we terminate the agreement for any reason other than cause. Except in cases of for-cause termination, we are only allowed to exercise this termination right on or before December 31, 2018, to be effective December 31, 2019. The payment of a termination fee, and the limited time period in which the termination right may be exercised, may discourage the acquisition of us by any third-party that does not want to continue the relationship with Hunt Manager.

Our charter contains restrictions on the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction.

Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are advisable to preserve our qualification as a REIT. Our charter also prohibits, among other things, the beneficial or constructive ownership by any person (which includes any “group” as defined by Section 13(d)(3) of the Exchange Act) of more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes or series of our capital stock, in each case excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

•	discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•	result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

Our structure as an UPREIT may give rise to conflicts of interest.

Our directors and officers have duties under Maryland law to us. At the same time, we have fiduciary duties, as general partner, to our Operating Partnership and to its limited partners under Delaware law. Our duties as the general partner of the

Operating Partnership may come into conflict with the duties of our directors and officers to us. Although our Operating Partnership’s partnership agreement generally limits our liability for our acts or omissions in our capacity as the general partner of the Partnership, provided we acted in good faith, Delaware law is not settled on these types of modifications to fiduciary duties and we have not obtained an opinion of counsel as to the validity or enforceability of such provisions.

We may structure acquisitions of assets in exchange for OP Units on terms that could limit our liquidity or our flexibility.

We may acquire assets by issuing OP Units in exchange for an asset owner contributing assets to our Operating Partnership. If we enter into such transactions, in order to induce the contributors of such assets to accept OP Units, rather than cash, in exchange for their assets, it may be necessary for us to provide them additional incentives. For instance, our Operating Partnership’s partnership agreement provides that any holder of OP Units may exchange such units for cash equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. Finally, in order to allow a contributor of assets to defer taxable gain on the contribution of assets to our Operating Partnership, we might agree not to sell a contributed asset for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those assets, even if market conditions made such a sale favorable to us.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes our board of directors to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our board of directors.

Our board of directors is classified into three classes, and our charter provides that, subject to the rights of holders of any class or series of preferred stock, a director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of holders of shares entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of directors. Further, our charter and bylaws provide that, except as may be provided by our board of directors in setting the terms of any class or series of stock under the provisions of Title 3, Subtitle 8 of the MGCL, any and all vacancies on our board of directors shall be filled only by the affirmative vote of a majority of the remaining directors in office, even if less than a quorum, for the full term of the class of directors in which the vacancy occurred. These requirements prevent stockholders from removing directors except for cause and with a substantial affirmative vote and from replacing directors with their own nominees and may prevent a change in control of our company that is in the best interests of our stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

See Our T&D Assets in Item 1., Business for a description of our properties.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings other than legal proceedings arising in the ordinary course of our business. We do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NYSE under the symbol “HIFR” on January 30, 2015. Prior to that date, there was no public trading market for our common stock. Since our common stock was not traded during 2014, there are no high and low sales price per share of common stock for 2014.

As of March 12, 2015, there were 121 holders of record of our common stock.

Our initial quarterly dividend rate is $0.225 per share, or $0.90 per share on an annualized basis. On March 6, 2015, our board of directors declared a dividend of $0.14 per share of common stock, payable on April 23, 2015 to holders of record March 31, 2015. The $0.14 per share represents a pro-rated quarterly dividend of $0.225 per share, calculated from the closing date of our IPO on February 4, 2015 through March 31, 2015. Our board of directors also authorized our Operating Partnership to make a distribution of $0.14 per OP Unit to the limited partners in our Operating Partnership, which includes affiliates of Hunt.

The Code generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and imposes tax on any taxable income retained by a REIT, including capital gains. We expect our dividends to exceed our taxable income in the foreseeable future.

For a description of restriction on our subsidiaries’ ability to make distributions to us, see the caption Covenants under the agreements governing our indebtedness may limit our operational flexibility and may restrict our ability to make distributions to our stockholders included in Item 1A., Risk Factors, However, we do not expect these limitations to adversely affect our ability to make the dividend payments we are projecting.

Securities Authorized for Issuance Under Equity Compensation Plans

For information related to the securities authorized for issuance under our equity compensation plans, see the caption Securities Authorized for Issuance Under Equity Compensation Plans in Item 12., Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Recent Sales of Unregistered Securities

Described below are unregistered sales of securities by each of InfraREIT, Inc., the Operating Partnership and InfraREIT, L.L.C., which merged into InfraREIT, Inc. on February 4, 2015, with InfraREIT, Inc. surviving, in connection with the closing of our IPO.

Pre-IPO Issuances by InfraREIT, L.L.C.

Before our IPO, InfraREIT, L.L.C., received equity contributions from our private investors. In connection with capital calls due November 23, 2010, January 5, 2011, April 14, 2011, January 11, 2012, June 28, 2012, September 14, 2012, December 13, 2012, January 25, 2013, May 22, 2013 and December 6, 2013, John Hancock Life Insurance Company (U.S.A.), Marubeni Corporation, OpTrust Infrastructure N.A. Inc. and Teachers Insurance and Annuity Association of America and other investors in InfraREIT, L.L.C.’s common shares made aggregate capital contributions of $373.2 million in exchange for an aggregate of 35,028,041 common shares. On each such date, InfraREIT, L.L.C. further contributed the additional equity investment to our Operating Partnership in exchange for an aggregate of 35,028,041 Class A OP Units, and the Operating Partnership issued an equivalent number of Class B OP Units to Hunt-InfraREIT.

Issuances by Our Operating Partnership

On November 23, 2010, January 1, 2011, April 1, 2011, July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, July 1, 2012, October 1, 2012, January 1, 2013, April 1, 2013, July 1, 2013, October 1, 2013, January 1, 2014, April 1, 2014, July 1, 2014, October 1, 2014 and January 1, 2015, the Operating Partnership issued an aggregate of 10,734,985 Class A OP Units to Hunt-InfraREIT as capital account credits for deemed capital contributions having an aggregate value of approximately $114.4 million. In connection therewith, the Operating Partnership also issued an equivalent number of Class B OP Units to Hunt-InfraREIT.

On May 1, 2014, the Operating Partnership issued an aggregate of 11,264 LTIP Units as equity incentive awards to certain of our independent directors, who did not pay any cash consideration for the LTIP Units.

On February 4, 2015, the Operating Partnership issued an aggregate of 28,000 LTIP Units to seven of its directors.

The issuances of securities set forth above were made in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act.

Reorganization Related Issuances

The following bullet points provide an overview of the shares and units issued in private placement transactions in connection with our Reorganization and Merger. The SEC declared our registration statement related to our IPO effective on January 29, 2015, and the IPO and Merger closed on February 4, 2015. On March 9, 2015, transactions were effected related to the allocation of equity interests between our pre-IPO investors and Hunt-InfraREIT related to the carried interest agreed to under the investment documents entered into by the parties in 2010. The following provides more detail on the related securities issuances:

•	On January 29, 2015, our Operating Partnership effected a reverse unit split whereby each holder of OP Units received 0.938550 OP Units of the same class in exchange for each such unit it held immediately prior to such time, which we refer to as the unit split. Also on January 29, 2015, InfraREIT, L.L.C. effected a reverse share split whereby each holder of shares received 0.938550 shares of the same class in exchange for each such share it held immediately prior to such time, which we refer to as the share split.

•	On January 29, 2015, we issued 1,700,000 shares of our common stock to Hunt-InfraREIT as a reorganization advisory fee.

•	On February 4, 2015, our Operating Partnership issued Hunt-InfraREIT 1,167,287 OP Units as an accelerated payment of a portion of the carried interest agreed to under the investment documents entered into by the parties in 2010.

•	On February 4, 2015, InfraREIT, L.L.C. and InfraREIT, Inc. engaged in the Merger. As a result of the Merger, (1) holders of 8,000,000 common shares of InfraREIT, L.L.C. received $21.551 per common share, which was equal to the per share IPO price less the underwriting discounts and commissions and the underwriting structuring fee, (2) holders of 19,617,755 common shares of InfraREIT, L.L.C. received 19,617,755 shares of our Class A common stock and (3) holders of 25,145 Class C common shares of InfraREIT, L.L.C. received 25,145 shares of our Class C common stock.

•	On February 4, 2015, we contributed $323.2 million to our Operating Partnership in exchange for 15,000,000 common units.

•	On February 4, 2015, we issued 1,551,878 shares of our common stock to Hunt-InfraREIT in exchange for 1,551,878 OP Units tendered for redemption by Hunt-InfraREIT.

•	On February 4, 2015, MC Transmission purchased 3,325,874 OP Units from our Operating Partnership in consideration for the assignment of the promissory issued by us in the aggregate amount of $66.5 million.

•	On February 4, 2015, the Operating Partnership issued 983,814 OP Units to Hunt-InfraREIT in settlement of the Operating Partnership’s obligation to issue OP Units to Hunt-InfraREIT related to our CREZ construction project.

•	On March 9, 2015, our Operating Partnership issued 2,329,283 common units to Hunt-InfraREIT and we canceled an equal number of shares of Class A and Class C common stock. Each remaining outstanding share of Class A and Class C common stock then converted to common stock on a one-for-one basis. This issuance settled the carried interest obligation of our pre-IPO investors agreed to under the investment documents entered into by the parties in 2010.

•	On March 9, 2015, the 11,264 LTIP Units issued to certain of our directors in May 2014 converted on a one-to-one basis to common units.

The issuance of securities set forth above were made in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds From Registered Securities

On January 29, 2015, our Registration Statement on Form S-11 (File No. 333-201106) for the IPO of up to 23,000,000 shares of our common stock was declared effective by the SEC. On February 4, 2015, we closed our IPO and sold 23,000,000 shares of our common stock (including 3,000,000 shares pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock from us) at an IPO price of $23.00 per share. The IPO resulted in gross proceeds of $529.0 million and net proceeds of approximately $495.7 million (or $489.7 million after deducting the expenses paid by our Operating Partnership as described below) after deducting underwriting discounts and commissions of approximately $31.7 million and the underwriting structuring fee of approximately $1.6 million. None of these fees were paid directly or indirectly to our directors, officers or affiliates, or to persons owning 10% or more of our common stock or that of other affiliates.

We used $172.4 million of the IPO proceeds to fund the cash portion of the consideration issued to our founding investors in the Merger on February 4, 2015. We contributed the remaining $323.2 million of the proceeds we received from our IPO to our Operating Partnership in exchange for 15,000,000 common units.

Our Operating Partnership used the proceeds from our IPO that it received from us (i) to repay on February 4, 2015 an aggregate of $1.0 million (plus interest) of indebtedness to HCI pursuant to a promissory note, (ii) to repay on February 6, 2015 an aggregate of $222.0 million of its and SDTS’s outstanding indebtedness under their respective credit facilities and (iii) to pay estimated IPO expenses of $6.0 million ($4.4 million of which was recorded on our Consolidated Balance Sheet as of December 31, 2014). The Operating Partnership has retained the remaining IPO proceeds of $94.3 million for general corporate purposes.

Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBC Capital Markets, LLC and Morgan Stanley & Co. LLC acted as joint book-running managers for our IPO.

Item 6.	Selected Financial Data

Because InfraREIT, Inc.’s historical financial operating results primarily reflect costs related to a Private Letter Ruling from the Internal Revenue Services in 2006 and accounting services in 2014, we present the historical financial information of InfraREIT, L.L.C. Immediately following the consummation of our IPO on February 4, 2015, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. with InfraREIT, Inc. as the surviving entity.

The following table shows our selected financial information for InfraREIT, L.L.C. This table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K beginning on page F-1.

Operating Information

	Years Ended December 31,
(In thousands)	2014	2013	2012
Lease revenue
Base rent	$106,746	$57,979	$30,961
Percentage rent	27,669	15,214	11,821

Total lease revenue	134,415	73,193	42,782
Operating costs and expenses
General and administrative expense	18,625	13,691	12,521
Depreciation	35,080	20,024	10,563

Total operating costs and expenses	53,705	33,715	23,084

Income from operations	80,710	39,478	19,698

Other (expense) income
Interest expense, net	(32,741)	(17,384)	(17,314)
Other (expense) income, net	(17,236)	20,932	14,520

Total other (expense) income	(49,977)	3,548	(2,794)

Income before income taxes	30,733	43,026	16,904
Income tax expense	953	616	336

Net income	29,780	42,410	16,568
Less: Net income attributable to noncontrolling interest	6,882	10,288	4,151

Net income attributable to InfraREIT, L.L.C.	$22,898	$32,122	$12,417

Net income attributable to InfraREIT, L.L.C. common shareholders per share:
Basic	$0.65	$1.07	$0.71

Diluted	$0.65	$1.07	$0.71

Other Information

	Years Ended December 31,
(In thousands)	2014	2013	2012
Cash dividends per share (1)	$0.31	$—	$0.40
Cash flows provided by operating activities	82,500	21,321	15,349
Cash flows used in investing activities	(210,791)	(390,283)	(361,340)
Cash flows provided by financing activities	136,157	360,266	336,672
FFO before noncontrolling interest (2) (3)	64,680	62,434	27,131
EBITDA before noncontrolling interest (2) (3)	98,554	80,434	44,781
Adjusted EBITDA before noncontrolling interest (2) (3)	115,805	59,620	30,261

(1)	Calculated based on dividends declared in period regardless of period paid.
(2)	Unaudited.
(3)	For a discussion of FFO, EBITDA and Adjusted EBITDA and a reconciliation to their nearest U.S. GAAP counterparts, see Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles below.

Balance Sheet

	December 31,
(In thousands)	2014	2013
Electric plant, net	$1,227,146	$1,104,377
Cash and cash equivalents	15,612	7,746
Total assets	1,504,614	1,326,363
Short-term borrowings and current portion of long-term debt	238,234	79,777
Long-term debt	610,522	627,913
Other liabilities	70,404	54,480
Total liabilities	919,160	762,170
Total InfraREIT, L.L.C. members’ capital	440,387	427,709
Noncontrolling interest	145,067	136,484
Total equity	585,454	564,193
Total equity and liabilities	1,504,614	1,326,363

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

We use financial measures that are derived on the basis of methodologies other than in accordance with U.S. GAAP. The “non-GAAP” financial measures used in this report include funds from operations (FFO), EBITDA and adjusted EBITDA, all before noncontrolling interest. When we use the phrase “before noncontrolling interest” to modify net income, FFO, EBITDA or Adjusted EBITDA, we are referring to the applicable amount of net income, FFO, EBITDA or Adjusted EBITDA, in each case before any reduction to such item as a result of the noncontrolling interest in our Operating Partnership. We derive these measures as follows:

•	The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our consolidated financial statements results in FFO representing net income before net income attributable to noncontrolling interest, depreciation, impairment of assets and gain (loss) on sale of assets. FFO does not represent cash generated from operations as defined by U.S. GAAP and it is not indicative of cash available to fund all cash needs, including distributions.

•	We define EBITDA as net income before net income attributable to noncontrolling interest, interest expense, net, income tax expense, depreciation and amortization.

•	We define adjusted EBITDA as EBITDA adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance, including: (a) the financial impact of contingent consideration, (b) AFUDC - equity and (c) change in fair value of derivatives.

Our management uses FFO, EBITDA and adjusted EBITDA, all before noncontrolling interest, as important supplemental measures of our operating performance. We use these metrics before noncontrolling interest as we feel it is important to evaluate our entire consolidated business. These performance measures provide perspectives not immediately apparent from net income. We consider FFO to be an important supplemental disclosure of operating performance for an equity REIT due to their widespread acceptance and use among REITs. In addition, we believe that FFO, EBITDA and adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.

We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with U.S. GAAP, nor are they indicative of funds available to fund our cash needs, including capital expenditures, make payments on our indebtedness or make distributions. However, our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income, cash flows provided by operating activities or revenues.

FFO

The following table sets forth a reconciliation of net income attributable to InfraREIT to FFO before noncontrolling interest:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net income attributable to InfraREIT, L.L.C. (1)	$22,898	$32,122	$12,417
Net income attributable to noncontrolling interest	6,882	10,288	4,151
Depreciation	35,080	20,024	10,563

FFO before noncontrolling interest	$64,860	$62,434	$27,131

(1)	Net income of InfraREIT, L.L.C. reflects the impact of straight-line rents as follows: $(6.7) million, $1.4 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

EBITDA and Adjusted EBITDA

The following table sets forth a reconciliation of net income attributable to InfraREIT to EBITDA before noncontrolling interest and Adjusted EBITDA before noncontrolling interest:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net income attributable to InfraREIT, L.L.C. (1)	$22,898	$32,122	$12,417
Net income attributable to noncontrolling interest	6,882	10,288	4,151
Interest expense, net	32,741	17,384	17,314
Income tax expense	953	616	336
Depreciation	35,080	20,024	10,563

EBITDA before noncontrolling interest	98,554	80,434	44,781

Change in fair market value of contingent consideration	18,357	841	753
Allowance for funds used during construction - equity	(1,106)	(21,655)	(15,273)

Adjusted EBITDA before noncontrolling interest	$115,805	$59,620	$30,261

(1)	Net income of InfraREIT, L.L.C. reflects the impact of straight-line rents as follows: $(6.7) million, $1.4 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk. Because InfraREIT, Inc.’s historical financial operating results primarily reflect costs related to a Private Letter Ruling from the Internal Revenue Services in 2006 and accounting services in 2014, we present the historical financial statements and discussion and analysis of InfraREIT, L.L.C. Immediately following the consummation of our IPO on February 4, 2015, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. with InfraREIT, Inc. as the surviving entity.

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1. This Item 7 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Annual Report on Form 10-K.

Overview

We own rate-regulated electric T&D assets in Texas as part of a dividend growth oriented REIT. We currently own T&D assets throughout Texas, including the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.1 billion as of December 31, 2014. We expect that organic growth as well as acquisitions of T&D assets from Hunt, Sharyland and third parties will allow us to achieve continued growth in our rate base, which is calculated as our gross electric plant in service under U.S. GAAP less accumulated depreciation and adjusted for deferred taxes. For additional information on our assets, see the caption Our T&D Assets in Item 1, Business.

We are externally managed by Hunt Manager. All of our officers are employees of Hunt Manager. We expect to benefit from the experience, skill, resources, relationships and contacts of the executive officers and key personnel of Hunt Manager. Pursuant to our management agreement with Hunt Manager, Hunt Manager provides for our day-to-day management, subject to the oversight of our board of directors. In exchange for these management services, we pay a management fee to Hunt Manager.

Our Business Model

We lease our T&D assets to our tenant, Sharyland, a Texas-based utility regulated by the PUCT. To support its lease payments to us, Sharyland delivers electric service and collects revenues directly from DSPs and REPs, which pay PUCT approved rates. Under the terms of our leases, Sharyland is responsible for the operation of our assets, all property related expenses associated with our assets, including repairs, maintenance, insurance and taxes (other than income and REIT excise taxes), construction management and regulatory oversight and compliance. Our development agreement with Hunt Developer, and our leases provide that we will own and fund the development and construction of Footprint Projects. We generally fund all the capital expenditures for our Footprint Projects during the construction or development phase of a project, and these expenditures increase our rate base when the related assets are placed in service. During this period, we also accrue AFUDC, which represents the approximate cost of the debt and equity used to fund these cash expenditures. AFUDC that accrues during this period increases our rate base when the assets are placed in service. Once our T&D assets are placed in service, we stop accruing AFUDC and begin depreciating those assets. Hunt Developer has agreed to give us a right of first offer on certain ROFO Projects. We do not fund capital expenditures associated with ROFO Projects. Instead, Hunt is obligated to offer ROFO Projects to us at least 90 days before they are energized, giving us an opportunity to acquire ROFO Projects at a purchase price that will be negotiated by Hunt and the Conflicts Committee of our board of directors, which is comprised of six independent members of our board of directors. We expect that the negotiated price will be based on a number of factors, including the cash flow and rate base for the assets, market conditions, potential for incremental Footprint Projects, whether the lease terms have been negotiated with Sharyland or another tenant, and the regulatory return we expect the assets will earn.

Significant Components of Our Results of Operations

Lease Revenue

All of our revenue consists of rental payments from Sharyland under our leases with Sharyland. Sharyland makes scheduled lease payments to us that generally consist of base rent, which is a fixed amount, and percentage rent, which is based on an agreed percentage of Sharyland’s gross revenue, as defined in the leases, earned through the PUCT approved rates charged to its customers in excess of an annual specified threshold. We recognize base rent under these leases on a straight-line basis over the applicable term. We recognize percentage rent under these leases once the revenue earned by Sharyland on the leased assets exceeds the annual specified threshold. Because the annual threshold must be met before we can recognize any percentage revenue, we anticipate our revenue during the first and second quarters each year will be lower than the third and fourth quarters.

Operating Expenses

General and Administrative

Our general and administrative expenses include management fees to Hunt Manager as well as costs we incurred directly, such as professional services costs during the year ended December 31, 2014. In preparing our financial statements for the years ended December 31, 2013 and 2012, our general and administrative expenses included all costs incurred on our behalf by Hunt Manager, including compensation expenses, overhead costs related to the lease of our office space and software license fees. On June 24, 2014, InfraREIT, L.L.C.’s board of directors agreed to increase the annual management fee from $2.5 million to $10.0 million effective January 1, 2014. As a result, our general and administrative expenses for the year ended December 31, 2014 does not include costs incurred by our external manager during that period but does include management fees paid to Hunt Manager as well as additional costs we incurred directly, such as professional services costs and direct reimbursement of third-party costs paid to outside service providers. We expect the general and administrative expenses we incur directly to increase significantly during 2015 compared to 2014, primarily as a result of a non-cash expense of $39.1 million related to the issuance of 1.7 million shares of our common stock to Hunt-InfraREIT as a reorganization advisory fee. We expect general and administrative expense will also increase in 2015 compared to 2014 because we are now a public company and our management fee will increase, effective April 1, 2015, with these increases partially offset by an expected decrease in expenses we incurred to prepare for our IPO in 2015 compared to 2014. Because we are now a public company, we have begun paying stock exchange listing fees, transfer agent costs and other expenses, such as legal and audit costs related to filings with the SEC, which we did not incur as a private company. Effective April 1, 2015, our management fee will increase from $10.0 million annually to $13.1 million annually through March 31, 2016. The base fee for each twelve month period beginning on each April 1 thereafter will equal 1.5% of our total equity (including non-controlling interest) as of December 31 of the immediately preceding year, subject to a $30.0 million cap, unless a greater amount is approved by a majority of our independent directors (or a committee comprised solely of independent directors).

Depreciation

Depreciation expenses consist primarily of depreciation of electric plant using the straight-line method of accounting based on rates established in our tenant’s most recent rate case. We begin to recognize depreciation on our assets when they are placed in service, which reduces our rate base in those assets.

Other Items of Income or Expense

AFUDC is a non-cash accounting accrual that increases our CWIP balance. AFUDC rates are determined based on electric plant instructions found in the FERC regulations; AFUDC does not represent cash generated from operations. Once our T&D assets are placed in service, we stop accruing AFUDC on those assets.

Interest Expense, net

Interest expense, net is comprised of interest expense associated with our outstanding borrowings, increased or decreased by realized gains or losses on our cash flow hedging instruments, increased by amortization of deferred financing costs and decreased by the portion of AFUDC that relates to our cost of borrowed funds (AFUDC on borrowed funds).

Other Income (Expense), net

Other income (expense), net is comprised of AFUDC that relates to the cost of our equity (AFUDC on other funds), offset by any expenses we incurred related to certain changes in the assessed value of the contingent consideration our Operating Partnership owes to Hunt-InfraREIT. We recorded $18.4 million of expense related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement during the year ended December 31, 2014. We do not expect to incur any additional expenses related to contingent consideration. See Contingent Consideration and Deemed Capital Contributions below for additional disclosure regarding this contingent consideration.

Factors Expected To Affect Our Operating Results and Financial Condition

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our lease revenues, the amount of additional capital expenditures we make to fund Footprint Projects and the acquisition cost of any ROFO Projects we acquire.

Lease Revenues

Our revenue is derived from rent from Sharyland, which is comprised of base rent, which is a fixed amount, and percentage rent, which is based on an agreed-to percentage of Sharyland’s gross revenue, as defined in the leases, earned through the PUCT approved rates charged to its customers in excess of a specified threshold. Our negotiations of both base and percentage rent with Sharyland depend on the amount of rate base that is up for renewal or subject to a new lease. Because our existing rate base will decrease over time as our T&D assets are depreciated, the base rent under our leases with respect to a significant portion of our assets will also decrease over time as our assets are depreciated. As a result, rent under our leases will decrease over time unless we add to our existing rate base by making additional capital expenditures and supplementing our leases to increase the rent owed to us in an amount sufficient to offset the decreases in the base rent resulting from depreciation. Additionally, as a result of the percentage rent component of our leases, our revenue will vary based on Sharyland’s revenue. However, because the percentage rent under our leases currently ranges from 23% to 37% of Sharyland’s annual gross revenue in excess of specified thresholds, our revenue does not vary as significantly as it would if we were an integrated utility.

Lease revenue increased during 2014, primarily due to having a full year of lease revenue relating to our Panhandle assets under our CREZ lease as well as the effect of other lease supplements. Also, base rent increased as a percentage of total lease revenue because CREZ lease base rent, as a percentage of total rent, is higher than under our other existing leases. We expect our lease revenue to increase in 2015 compared to 2014 as a result of lease revenue generated from the assets we placed in service during 2014 and the assets we expect to place in service during 2015. As required by our leases, Sharyland’s January 2014 rate case settlement, described below, as well as any future Sharyland rate case results, will impact our negotiations with Sharyland regarding rental rates included in lease renewals and lease supplements related to future capital expenditures.

Regulatory Recovery

Sharyland charges rates for its T&D services that are approved by the PUCT. With respect to transmission services, Sharyland charges all DSPs for its cost of service, or revenue requirement, as set in its most recent rate case. DSPs pay Sharyland a monthly amount based on each DSP’s pro rata share, during the prior year, of the ERCOT 4CP. With respect to distribution services, Sharyland charges REPs rates that are based upon tariffs approved in its most recent rate case. The tariff typically includes a per kWh charge and a flat customer charge for residential customers, and may include a per kWh, a per kW and a flat customer charge for other customer classes. Sharyland may update its rates through a full rate proceeding with the PUCT. Additionally, Sharyland may update its transmission rates up to two times per year through interim TCOS filings and its distribution rates no more than once a year through a distribution cost recovery factor filing. Sharyland settled a rate case that relates to substantially all of our assets other than our distribution assets in McAllen, Texas that was approved by the PUCT on January 23, 2014. As a result of the rate case, Sharyland is entitled to earn a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates, assuming a capital structure consisting of 55% debt and 45% equity. The new rates became effective on May 1, 2014. Sharyland agreed in that settlement to file its next rate proceeding in 2016, based upon the test year ending December 31, 2015. Sharyland updated its transmission tariff through an interim TCOS filing in January 2014, a filing effective May 1, 2014 (the reconciliation filing) that gave effect to the rate case results and a subsequent interim TCOS filing in August of 2014. Sharyland also made an interim TCOS filing on February 10, 2015, but that filing is not yet effective.

As a result of the amount of capital expenditures we expect to fund over the next several years, we expect that Sharyland will continue to use the twice yearly interim TCOS mechanism to update its revenue requirement and wholesale transmission tariff.

Capital Expenditures

Generally, we expect to enter into lease supplements related to capital expenditures in advance of the year in which the related assets are placed in service. For instance, in late 2014, we entered into revised lease supplements that memorialized Sharyland’s obligation to pay us rent on the capital expenditures we expect for 2015. As 2015 progresses, if the amount of expected placed in service capital expenditures, or the related placed in service dates, differ from expectations, either Sharyland or we may request a rent validation in order to adjust rent obligations to true up the difference between actual and expected capital expenditure amounts and placed in service dates. Our leases do not require that we follow this exact timeline and process, and we may determine, together with Sharyland, that an alternate process is more efficient.

Historically, the capital expenditures during the construction or development phase of a project have been reflected in our electric plant, net as CWIP. However, due to the development agreement, the capital expenditures for ROFO Projects prior to acquisition by us will be funded by third-parties, and therefore will not be included in the CWIP reflected on our consolidated balance sheet. Partially as a result, our AFUDC income will be lower in future years than it has been historically.

InfraREIT, L.L.C. Results of Operations

	Years Ended December 31,
(In thousands)	2014	2013	2012
Lease revenue
Base rent	$106,746	$57,979	$30,961
Percentage rent	27,669	15,214	11,821

Total lease revenue	134,415	73,193	42,782
Operating costs and expenses
General and administrative expense	18,625	13,691	12,521
Depreciation	35,080	20,024	10,563

Total operating costs and expenses	53,705	33,715	23,084

Income from operations	80,710	39,478	19,698
Other (expense) income
Interest expense, net	(32,741)	(17,384)	(17,314)
Other (expense) income, net	(17,236)	20,932	14,520

Total other (expense) income	(49,977)	3,548	(2,794)

Income before income taxes	30,733	43,026	16,904
Income tax expense	953	616	336

Net income	29,780	42,410	16,568
Less: Net income attributable to noncontrolling interest	6,882	10,288	4,151

Net income attributable InfraREIT, L.L.C.	$22,898	$32,122	$12,417

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Lease revenue—Lease revenue was $134.4 million for the year ended December 31, 2014 compared to $73.2 million for the year ended December 31, 2013, an increase of $61.2 million, or 83.6%. Base rent contributed $106.7 million, or 79.4%, of total revenue, for the year ended December 31, 2014 compared to $58.0 million, or 79.2%, of the total revenue for the year ended December 31, 2013. Percentage rent was $27.7 million, or 20.6%, of total revenue for the year ended December 31, 2014, compared to $15.2 million, or 20.8%, of total revenue during the year ended December 31, 2013

The increase in base rent was driven by the addition of assets under lease of $402.8 million during the year ended December 31, 2014. The increase in percentage rent of $12.4 million was due to an increase in revenue earned, above the annual specified thresholds, at Sharyland with the remaining change attributable to the increase in our percentage rent factor for the year ended December 31, 2014 as compared to the year ended December 31, 2013. See Note 20, Leases in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

General and administrative expense—General and administrative expenses were $18.6 million and $13.7 million for the year ended December 31, 2014 and 2013, respectively, an increase of $4.9 million, or 35.8%. The increase in general and administrative expense was driven by an increase in professional services of $6.0 million, primarily related to legal, audit and tax services to prepare the company for our IPO, which closed on February 4, 2015. The increase in professional services has been partially offset by the management fee paid to Hunt Manager being lower than the allocated manager costs reflected in the prior period. Historically, our general and administrative expenses included all costs incurred on our behalf by Hunt Manager, including compensation expenses, overhead costs related to the lease of our office space and software license fees. On June 24, 2014, InfraREIT, L.L.C.’s board of directors agreed to increase the annual management fee from $2.5 million to $10.0 million effective January 1, 2014. As a result, our general and administrative expenses for the year ended December 31, 2014 does not include costs incurred by our external manager during that period but does include management fees paid to Hunt Manager as well as additional costs we incurred directly, such as professional services costs and direct reimbursement of third-party costs paid to outside service providers. As a result of the increased management fee, we incurred costs associated with management fees of $10.0 million during the year ended December 31, 2014.

Depreciation—Depreciation expense was $35.1 million for the year ended December 31, 2014 compared to $20.0 million for the year ended December 31, 2013, an increase of $15.1 million, or 75.5%. The increase in depreciation expense was due to additional assets being placed in service, primarily driven by a full year of depreciation on our Panhandle transmission assets that were placed in service throughout 2013.

Interest expense, net—Interest expense, net was $32.7 million during the year ended December 31, 2014 compared to $17.4 million for the year ended December 31, 2013, an increase of $15.3 million, or 87.9%. The increase in interest expense, net was due to lower AFUDC on borrowed funds of $10.9 million during the year ended December 31, 2014 compared to the same period in 2013, resulting from our lower CWIP balances throughout 2014 after our Panhandle transmission assets were placed in service throughout 2013. Additionally, the remaining increase in interest expense of $4.4 million during the year ended December 31, 2014, compared to the same period in 2013, was primarily a result of higher debt balances. See Note 10, Borrowings Under Credit Facilities in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Other (expense) income, net—Other expense, net was $17.2 million during the year ended December 31, 2014 compared to other income, net of $20.9 million for the year ended December 31, 2013, a decrease of $38.1 million, or 182.3%. The decrease in other income, net was driven by a decline in AFUDC on other funds of $20.6 million to $1.1 million for the year ended December 31, 2014 compared to $21.7 million in the same period in 2013. The decrease of AFUDC on other funds resulted from our lower CWIP balances after our Panhandle transmission assets were placed in service throughout 2013. Other income, net also included $18.4 million of expense related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement during the year ended December 31, 2014 as compared to $0.8 million for the year ended December 31, 2013. See Note 13, Contingent Consideration in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Lease revenue—Lease revenue was $73.2 million for the year ended December 31, 2013 compared to $42.8 million for the year ended December 31, 2012, an increase of $30.4 million, or 71.1%. Base rent contributed $58.0 million, or 79.2% of total revenue for the year ended December 31, 2013 compared to $31.0 million, or 72.4%, of total revenue for the year ended December 31, 2012. Percentage rent was $15.2 million, or 20.8%, of our total revenue for the year ended December 31, 2013, compared to $11.8 million, or 27.6%, of our total revenue during the year ended December 31, 2012.

The increase in base rent was significantly driven by the additional lease revenue associated with the Panhandle transmission assets being placed in service, which resulted in revenue recognition of $23.3 million under our CREZ lease during the twelve month period ended December 31, 2013 compared to none for the same period in 2012. Additionally, other distribution and transmission assets placed in service generated an additional base revenue of $3.7 million during the twelve months ended December 31, 2013 as compared to the same period in 2012. The increase in percentage rent of $3.4 million during the year ended December 31, 2013 as compared to the same period in 2012 was primarily driven by a $67.3 million increase in Sharyland’s gross revenue. Our percentage rent is driven by the revenue earned by Sharyland for the usage of our total leased assets. Our increase in percentage rent of $3.4 million during the twelve month period ended December 31, 2013 as compared with the twelve month period ended December 31, 2012 was driven by additional lease revenue associated with the Panhandle transmission assets of $1.6 million, an increase in usage of $1.4 million across the leased system and an increase of $0.4 million due to a change in percentage rent rates used during the year ended December 31, 2013 as compared to the year ended December 31, 2012. There was no revenue associated with the Panhandle transmission assets during the twelve month period ended December 31, 2012. See Note 20, Leases of the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

General and administrative expense—General and administrative expenses were $13.7 million for the year ended December 31, 2013 as compared to $12.5 million for the year ended December 31, 2012, an increase of $1.2 million, or 9.3%. We have reflected the costs incurred on the Company’s behalf by Hunt Manager during these periods. These costs include compensation, rent expense and other costs totaling $11.6 million for the year ended December 31, 2013 compared to $10.7 million for the year ended December 31, 2012. General and administrative expenses also included professional services such as audit, tax and legal of $2.1 million during the year ended December 31, 2013 compared to $1.8 million during the year ended December 31, 2012.

Depreciation—Depreciation expense was $20.0 million for the year ended December 31, 2013 compared to $10.6 million for the year ended December 31, 2012, an increase of $9.5 million, or 89.6%. The increase in depreciation expense was due to additional assets being placed in service, primarily driven by our Panhandle transmission assets being placed in service during 2013.

Interest expense, net—Interest expense, net was $17.4 million during the year ended December 31, 2013 compared to $17.3 million for the year ended December 31, 2012, an increase of $70,000, or 0.4%. The increase in interest expense, net was due to higher interest expense of $30.0 million during the year ended December 31, 2013, compared to $26.5 million during the same period of 2012, as a result of higher debt balances, partially offset by higher AFUDC on borrowed funds of $12.6 million during 2013 compared to $9.2 million during 2012. See Note 10, Borrowings Under Credit Facilities and Note 11, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Other (expense) income, net—Other income, net was $20.9 million during the year ended December 31, 2013 compared to $14.5 million for the year ended December 31, 2012, an increase of $6.4 million, or 44.2%. Other income, net was driven primarily by AFUDC on other funds of $21.7 million during the year ended December 31, 2013 compared to $15.3 million for the year ended December 31, 2012. The increase of AFUDC on other funds resulted from our higher CWIP balances during the year ended December 31, 2013 compared to the year ended December 31, 2012, partially offset by a higher debt to equity structure used to calculate the AFUDC on other funds during the year ended December 31, 2013 compared to the year ended December 31, 2012. Other income, net included $841,000 of expense related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement during the year ended December 31, 2013 compared to $753,000 for the year ended December 31, 2012. See Note 13, Contingent Consideration in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information regarding contingent consideration.

Liquidity and Capital Resources

As of December 31, 2014, we had $15.6 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of December 31, 2014, we also had $1.7 million of restricted cash and $106.0 million of unused capacity under our revolving credit facilities. On February 6, 2015, we repaid our outstanding balances under our revolving credit facilities for a total repayment of $222.0 million.

Effective with our IPO, we will fund all of our cash needs though debt and equity from third parties. We expect the proceeds from our IPO, cash flows from operations and borrowings under our credit facilities to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, budgeted capital spending and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws and our distribution policy for at least the next twelve months. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2017 without raising proceeds from additional equity offerings. However, if (i) debt capital is unavailable on favorable terms or at all at a time when we would choose to access debt capital markets, (ii) the capital expenditure requirements of our business are different than expectations, (iii) we have the need for equity capital in connection with the purchase of ROFO Projects or other non-Footprint Projects, (iv) our credit metrics are weaker than our expectations and/or (v) the cash flows from operations do not meet our current estimates or any other unexpected factors impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

Under the terms of our leases, Sharyland provides a capital expenditure forecast on a rolling three year basis that sets forth anticipated capital expenditures related to our T&D assets. We fund Footprint Projects related to our T&D assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. To the extent we fund such Footprint Projects, Sharyland is required to lease the assets related to such Footprint Projects.

Although we expect to have sufficient funds to address our capital needs for at least the next twelve months, in the future we expect to rely on the capital markets in order to meet our capital expenditure obligations and to continue to distribute at least 90% of our taxable income to our stockholders. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms or at all at a time when we would like, or need, to access those markets, our ability to fund capital expenditures under our leases or to comply with the REIT distribution rules could be adversely affected.

Capital Expenditures

Our total capital expenditures for the years ended December 31, 2014, 2013 and 2012 were $210.8 million, $390.3 million and $361.3 million, respectively. Although our development agreement was not effective until the consummation of our IPO and we have not historically categorized projects as Footprint Projects, our capital expenditures for the years ended December 31, 2014 and 2013 include expenditures of $34.9 million and $4.7 million, respectively, on projects that were transferred on January 15, 2015 for cash of $41.2 million to Hunt or one of its affiliates and designated as ROFO Projects under our development agreement. The purchase price of $41.2 million equaled the rate base of the transferred assets plus reimbursement of out of pocket expenses associated with the formation of related special purpose entities and the Cross Valley project financing.

We expect to have significant future capital expenditures as a result of the customer growth in Sharyland’s service territory. The table below shows the estimated aggregate capital expenditures for 2015 through 2017 for Footprint Projects. We intend to fund these projects with a mix of debt, proceeds from our IPO and cash flows from operations. Our expected capital expenditures are primarily related to the expansion of our existing transmission grid, such as adding a second circuit to our Panhandle transmission assets due to increased wind generation capacity, and growth in our distribution service territories, such as customer interconnects driven by oil and gas activity in the Permian Basin.

The estimated capital expenditure amounts listed below relate solely to Footprint Projects that we expect to own from project inception and not to the acquisition price of any ROFO Projects pursuant to our development agreement or the acquisition of any other T&D assets from Hunt or any other third-party. The aggregate estimated amounts listed below are based upon a variety of assumptions, including load growth, Sharyland’s and our past experience, reliability needs and historical precedent.

	Years Ended December 31,
(In millions)	2015	2016	2017
Transmission	$135	$165	$160
Distribution	110	105	85

Total	$240-250	$265-275	$240-250

Our anticipated capital expenditures are based on a three year rolling forecast and judgments of the conditions we expect to exist and the capital expenditures we expect to be able to make in the future to meet the reliability needs, customer growth and load growth on our system. Our 2015 and 2016 capital expenditures forecast is driven primarily by the need to improve the reliability of the existing system and meet the identified requirements of customers. The longer term drivers of our capital expenditure forecast are the expansion of wind and other generation assets in the Panhandle and South Plains areas of Texas, ongoing growth in the oil and gas sector in West Texas and population growth and economic expansion in South Texas. Although we believe these assumptions and estimates underlying the forecast and these judgments to be reasonable as of the date of this report, they are inherently uncertain and subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause the amount and timing of our capital expenditures to differ materially from our current expectations. For example, if the recent oil price declines continue, or if oil and gas producers, pipeline and processing companies and other service providers in West Texas respond with more significant reductions in their ongoing investments than we currently estimate, the load growth in our service territory in and around Stanton, Texas would be negatively impacted and our capital expenditures related to Footprint Projects in this territory would be less than we expect, particularly in 2017 and beyond.

Credit Arrangements

Prior Operating Partnership Revolving Credit Facility

On January 3, 2014, the Operating Partnership established a revolving credit facility led by Bank of America, N.A., as administrative agent, which included a letter of credit facility. The borrowings and other extensions of credit under the revolving credit facility were secured by the assets of, and the Operating Partnership’s equity interests in, TDC on the same basis as the senior secured notes issued by TDC, as described below.

Borrowings and other extensions of credit under the prior credit facility bore interest, at the Operating Partnership’s election, at a rate equal to (i) the one, two, three or six month LIBOR plus 2.5%, or (ii) a base rate (equal to the highest of (A) the Federal Funds Rate plus 1/2 of 1%, (B) the Bank of America prime rate and (C) LIBOR plus 1%) plus 1.5%.

On November 13, 2014, we amended the credit facility to extend the maturity date to March 31, 2015, and on December 10, 2014, we terminated the prior credit facility in connection with the Operating Partnership’s entry into the new revolving credit facility described below.

New Operating Partnership Revolving Credit Facility

On December 10, 2014, the Operating Partnership entered into a new $75.0 million revolving credit facility led by Bank of America, N.A with a maturity date of December 10, 2019. Up to $15.0 million of the new revolving credit facility is available for issuance of letters of credit. The new revolving credit facility is secured by substantially all of the assets of our Operating Partnership, including our Operating Partnership’s equity interests in TDC. In addition, TDC guarantees the new revolving credit facility and this guarantee is secured by the assets of, and InfraREIT LP’s equity interest in, TDC on substantially the same basis as the senior secured notes issued by TDC, as described below. Additionally, following the consummation of our IPO and the Merger, InfraREIT, Inc. also became a guarantor under the new revolving credit facility.

The credit agreement governing the new revolving credit facility requires the Operating Partnership to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including, but not limited to, limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or enter into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The credit agreement also contains restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland.

At December 31, 2014, the Operating Partnership was in compliance with all covenants under this agreement.

Borrowings and other extensions of credit under the revolving credit facility bear interest, at the Operating Partnership’s election, at a rate equal to (i) the one, two, three or six month LIBOR plus 2.5%, or (ii) a base rate (equal to the highest of (A) the Federal Funds Rate plus 1/2 of 1%, (B) the Bank of America prime rate and (C) LIBOR plus 1%) plus 1.5%. Letters of credit are subject to a letter of credit fee equal to the daily amount available to be drawn times 2.5%. The Operating Partnership also is required to pay a commitment fee and other customary fees under the new revolving credit facility.

The credit agreement contains customary events of default. If an event of default occurs and is continuing, the lenders may accelerate amounts due under the new revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

The Operating Partnership may prepay amounts outstanding under the new revolving credit facility in whole or in part without premium or penalty. The outstanding borrowings under the new revolving credit facility at December 31, 2014 were $57.0 million

SDTS Revolving Credit Facility

On June 28, 2013, SDTS entered into a credit agreement (SDTS credit agreement) providing for a five year revolving credit facility in the amount of $75.0 million led by Royal Bank of Canada, as administrative agent. On December 10, 2014, the SDTS credit agreement was amended and restated in order to, among other things, increase the amount of the revolving credit facility to a total of $250.0 million. Up to $25.0 million of the revolving credit facility is available for issuance of letters of credit, and up to $5.0 million of the revolving credit facility is available for swingline loans. The revolving credit facility is secured by substantially all of the assets of, and TDC’s equity interests in, SDTS on the same basis as the senior secured notes issued by SDTS, as described below. SDTS’s equity interest in SDTS FERC is also pledged as security for the revolving credit facility.

The SDTS credit agreement contains customary covenants including, but not limited to, restrictions on the ability of SDTS to incur additional indebtedness, create liens or other encumbrances, make investments, enter into mergers, consolidations, liquidations or dissolutions, sell or otherwise transfer assets, enter into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. We are not able to use proceeds of the revolving credit facility to fund projects that are separately owned and financed by SPLLC, our project finance subsidiary, such as our Panhandle transmission assets or any other future project finance subsidiary of SDTS.

The facility also contains restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland. SDTS must comply, at all times, with certain coverage ratios on a consolidated basis.

As of December 31, 2014, SDTS was in compliance with all covenants of its credit agreement.

Loans outstanding under the revolving credit facility bear interest, at SDTS’s option, at a rate per annum equal to either (i) a base rate (determined as the greatest of (A) the administrative agent’s prime rate, (B) the federal funds effective rate plus 1/2 of 1% and (C) LIBOR plus 1.00% per annum), plus a margin of either 0.75% or 1.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis, or (ii) LIBOR plus a margin of either 1.75% or 2.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis. Letters of credit are subject to a letter of credit fee equal to the daily amount available to be drawn times either 1.75% or 2.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis. SDTS is also required to pay a commitment fee and other customary fees under its revolving credit facility.

The revolving credit facility is subject to customary events of default. If an event of default occurs and is continuing, the required lenders (as defined in the SDTS credit agreement) may accelerate amounts due under the credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

SDTS is entitled to prepay amounts outstanding under the facility with no prepayment penalty.

The outstanding borrowings under the revolving credit facility at December 31, 2014 were $162.0 million, a portion of which was used to repay a term loan facility that SDTS had previously established. The revolving credit facility commitment terminates on December 10, 2019.

CREZ Construction Loan

On June 20, 2011, SPLLC, which owns our Panhandle transmission assets constructed as part of the CREZ project, entered into a construction term loan agreement consisting of a $667.0 million construction term loan syndicated broadly to a group of 14 international banks, with Société Generale as administrative agent. At that time, SPLLC also issued $60.0 million in 5.04% fixed rate notes. The construction term loan agreement was reduced to $447.0 million on March 8, 2013 as a result of a reduction in the expected CREZ construction budget. The outstanding amount of $407.0 million under the construction term loan converted to a term loan on May 16, 2014 in connection with our Panhandle transmission assets being placed in service, execution of a related lease supplement and related matters. The term loan is secured by SPLLC’s assets and SDTS’s interest in SPLLC. The outstanding borrowings under the term loan at December 31, 2014 were $397.8 million at an effective interest rate of 2.42%. SPLLC is entitled to prepay amounts outstanding under the loan agreement, subject to payment of any swap or breakage costs incurred by a lender in connection with such prepayment. The CREZ term loan accrues interest at LIBOR plus 2.25% for a period of three years, at which point the interest rate will increase to LIBOR plus 2.50%. Currently, interest on the term loan is payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods that are greater than three months. Interest on the fixed rate note is payable at the end of each quarter. Amortized principal amounts on the term loan are payable quarterly; the fixed rate note does not provide for any current principal amortization. SPLLC is entitled to prepay amounts outstanding under the fixed rate notes, subject to payment of a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes. The CREZ term loan contains customary covenants that include restrictions on the ability of SPLLC to incur additional indebtedness, create liens or other encumbrances, make investments, enter into mergers, consolidations, liquidations or dissolution (provided that SPLLC may merge into or consolidate with SDTS), sell or otherwise transfer its assets and enter into any activities other than the ownership and development of the CREZ project, and the loan includes certain restrictions on the payment of dividends. Under the CREZ term loan, SPLLC must maintain a debt to total capitalization ratio not to exceed 0.70 to 1.00 at the end of any fiscal quarter. SPLLC is currently in compliance with all covenants under these loans. The loans mature on June 20, 2018.

Senior Secured Notes

On December 31, 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes, which mature on December 30, 2029 with principal and interest payable quarterly. As of December 31, 2014, $46.3 million of principal was outstanding under this loan. In connection with our $221.5 million acquisition of Cap Rock in 2010, our subsidiaries entered into several different debt arrangements. SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes, which mature on September 30, 2030, with principal and interest payable quarterly. The SDTS notes are secured by the assets of, and TDC’s equity interests in, SDTS. As of December 31, 2014, $105.6 million of principal was outstanding under this loan.

Another subsidiary, TDC, issued $25.0 million aggregate principal amount of 8.5% per annum senior notes, which mature on December 30, 2020, with principal and interest payable quarterly. The TDC notes are secured by the assets of, and the Operating Partnership’s equity interests in, TDC. As of December 31, 2014, $20.0 million of principal was outstanding under this loan.

SDTS and TDC are entitled to prepay amounts outstanding under the notes, subject to payment of a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

These facilities contain customary covenants that include restrictions on the ability to incur additional indebtedness, create liens or other encumbrances, make investments, enter into mergers, consolidations, liquidations or dissolution, sell or otherwise transfer assets, enter into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary service, and certain restrictions on the payment of dividends. The facilities also contain restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland. TDC and SDTS must comply, at all times, with certain coverage ratios on a consolidated basis. We are currently in compliance with all covenants under these loans.

The following chart illustrates our various debt obligations as of February 15, 2015:

The foregoing descriptions of our credit arrangements are only summaries. For complete descriptions, we refer you to the credit documents which are incorporated by reference as filed exhibits to this Annual Report on Form 10-K.

Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash flows from operating activities—Net cash provided by operating activities was $82.5 million and $21.3 million during the years ended December 31, 2014 and 2013, respectively. In addition to working capital changes during the periods presented, our increase in cash rent payments was the primary driver in the change in cash flows from operating activities.

Cash flows from investing activities—Net cash used in investing activities was $210.8 million and $390.3 million during the years ended December 31, 2014 and 2013, respectively. The net cash used in investing activities was driven by our capital expenditures related to construction of our T&D assets.

Cash flows from financing activities—Net cash provided by financing activities was $136.2 million and $360.3 million during the years ended December 31, 2014 and 2013, respectively. Cash provided by financing activities was driven by borrowings of $365.0 million and $258.0 million during the years ended December 31, 2014 and 2013, respectively. Additionally, cash provided by financing activities included members’ contributions of $136.9 million during the year ended December 31, 2013. Cash provided by financing activities was partially offset by cash used in financing activities, including dividends paid and distributions to noncontrolling interest of $12.2 million during the year ended December 31, 2013. Cash provided by financing activities also included repayments of borrowings of $223.9 million and $23.2 million during the years ended December 31, 2014 and 2013, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash flows from operating activities—Net cash provided by operating activities was $21.3 million and $15.3 million during the years ended December 31, 2013 and 2012, respectively. In addition to working capital changes during the periods presented, our increase in cash rent payments was the primary driver in the change in cash flows from operating activities.

Cash flows from investing activities—Net cash used in investing activities was $390.3 million and $361.3 million during the years ended December 31, 2013 and 2012, respectively. The net cash used in investing activities was driven by our capital expenditures related to construction of our T&D assets including the construction of our Panhandle transmission assets pursuant to the CREZ project.

Cash flows from financing activities—Net cash provided by financing activities was $360.3 million and $336.7 million during the years ended December 31, 2013 and 2012, respectively. Cash provided by financing activities was driven by borrowings of $258.0 million and $213.0 million during the years ended December 31, 2013 and 2012, respectively. Additionally, cash provided by financing activities included members’ contributions of $136.9 million and $130.4 million during the years ended December 31, 2013 and 2012, respectively. Cash provided by financing activities was partially offset by cash used in financing activities, including dividends paid and distributions to noncontrolling interest of $12.2 million during the year ended December 31, 2013. Cash used in financing activities also included repayments of borrowings of $23.2 million and $9.0 million during the years ended December 31, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2014 and 2013.

Contingent Consideration and Deemed Capital Contributions

Contingent Consideration

We conduct our business as a traditional UPREIT. InfraREIT, the corporate parent in our structure is the general partner of our Operating Partnership. In connection with the organization of InfraREIT, L.L.C. in November 2010, the Operating Partnership agreed to issue up to $82.5 million of capital account credit to Hunt-InfraREIT, the limited partner of the Operating Partnership, pro rata as we funded the first $737.0 million of cash expenditures on our CREZ project. In accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations and Topic 480, Distinguishing Liabilities from Equity, we determined that the obligation to issue these future deemed capital credits was contingent consideration, and we assessed the fair value of our obligation at $78.6 million as of the date of acquisition in November 2010. The fair value of the contingent consideration is evaluated at each reporting period based on, among other things, fair value of the OP Units and expected capital expenditures. Any change in its current fair value is recognized by us as an expense in the current period. As a result of these evaluations, we recognized $18.4 million, $0.8 million and $0.8 million of expense during the years ended December 31, 2014, 2013 and 2012, respectively

As of December 31, 2014 and 2013, the Operating Partnership had issued $71.5 million and $67.9 million, respectively, of capital account credits to Hunt-InfraREIT in partial settlement of this contingent consideration obligation. As of December 31, 2014 and 2013, $27.4 million and $12.6 million, respectively, was recorded as a liability for contingent consideration in our Consolidated Balance Sheets.

Upon completion of our IPO, the Operating Partnership issued Hunt-InfraREIT an accelerated deemed capital credit equal to 983,418 Class A OP Units, which fully settled our contingent obligation to Hunt-InfraREIT pursuant to our constituent documents.

Deemed Capital Credits

At the inception of the Operating Partnership, we agreed that the Operating Partnership would issue deemed capital credits to Hunt-InfraREIT with respect to certain development projects. The amount of capital account credit issued equals 5% of our capital expenditures on these projects, including AFUDC. As of December 31, 2014, the Operating Partnership had issued Hunt-InfraREIT $2.2 million in capital account credits with respect to this obligation. As of December 31, 2014, $0.2 million of capital account credits had been earned but not issued with respect to this obligation. These capital account credits were issued on January 1, 2015. We record these capital account credits as asset acquisition costs included as part of the capital project in our CWIP balance.

The capital account credits earned as of December 31, 2014 represent 5% of the estimated capital expenditures and AFUDC related to the expansion of our Railroad DC Tie.

Following the consummation of our IPO, we no longer have the obligation to issue deemed capital credits.

Contractual Obligations

The table below summarizes our contractual obligations and other commitments as of December 31, 2014:

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt - principal	$629,756	$19,234	$39,692	$438,310	$132,520
Long-term debt - interest *	144,754	24,248	46,071	25,410	49,025
Revolving credit facilities - debt	219,000	219,000	—	—	—
Revolving credit facilities - interest *	461	461	—	—	—

Total	$993,971	$262,943	$85,763	$463,720	$181,545

*	Interest for floating rate based on LIBOR as of December 31, 2014 plus an applicable margin.

There have been no material changes to our contractual obligations and other commitments set forth in the table above since December 31, 2014 except for the repayment of our revolving credit facilities in February 2015.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment to the specific set of circumstances existing in our business. Compliance with the rules necessarily involves reducing a number of very subjective judgments to a quantifiable accounting entry or valuation. We endeavor to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical. Our most significant accounting policies are discussed below. See Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements beginning on page F-1 for further details on our accounting policies.

Regulatory

For regulatory purposes, including regulatory reporting, our T&D assets and the operations of our tenant are viewed on a combined basis. As a result, regulatory principles applicable to the utility industry also apply to us. The financial statements reflect regulatory assets and liabilities under cost-based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.

We capitalize AFUDC during the construction period of our T&D assets, and our lease agreements with Sharyland rely on FERC definitions and policies regarding capitalization of expenses to define the term Footprint Projects, which are the amounts we are obligated to fund pursuant to the leases. The amounts we fund for these Footprint Projects include allocations of Sharyland employees’ time, including overhead allocations consistent with FERC policies and U.S. GAAP.

Electric Plant, net

Electric plant is stated at the original cost of acquisition or construction, which includes the cost of contracted services, direct labor, materials, acquisition adjustments and overhead items. In accordance with the FERC uniform system of accounts guidance, we capitalize AFUDC, which represents the approximate cost of debt and equity to finance plant under construction. AFUDC on borrowed funds is classified on our Consolidated Statements of Operations as a reduction of our interest expense, while AFUDC on other funds is classified as other income. AFUDC rates are determined based on electric plant instructions found in the FERC regulations.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties based on depreciation rates approved by the PUCT. As is common in the industry, depreciation expense is recorded using composite depreciation rates that reflect blended estimates of the lives of major asset groups as compared to depreciation expense calculated on a component asset-by-asset basis. Depreciation rates include plant removal costs as a component of depreciation expense, consistent with regulatory treatment. Actual removal costs incurred are charged to accumulated depreciation. When accrued removal costs exceed incurred removal costs, the difference is reclassified as a regulatory liability to retire assets in the future.

Under the leases, we are responsible for funding Footprint Projects, and Sharyland is responsible for funding all repairs. Footprint Projects are expenditures that are capitalized under U.S. GAAP, and repairs are replacements or remedial activity on our T&D assets that are expensed, and not capitalized, under U.S. GAAP.

Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less the amount of liabilities assumed. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances arise. As of December 31, 2014 and 2013, we had $138.4 million in goodwill recorded on our Consolidated Balance Sheets, of which $83.4 million related to the acquisition of Cap Rock and $55.0 million related to InfraREIT, L.L.C.’s formation transactions, each of which occurred in 2010. These amounts are not reflected as goodwill for federal income tax purposes.

Business Combinations

We account for business combinations under ASC 805, Business Combinations, which requires the acquirer of a business to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date. Under ASC Topic 805, we recognize contingent consideration arrangements at their acquisition date fair values with subsequent changes in fair value reflected in earnings. Significant estimates and management assumptions are used to determine the fair value of business combinations and the accounting for contingent consideration.

Income Taxes

InfraREIT, L.L.C. elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with the taxable year ended December 31, 2010 and, following the Merger, InfraREIT, Inc. will elect to be taxed as a REIT commencing with the taxable year ending December 31, 2015. We believe that we and InfraREIT, L.L.C. have been organized and operate in a manner that has allowed InfraREIT, L.L.C. to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with its 2010 taxable year and through the consummation of the Merger, and will allow us to qualify as a REIT for federal income tax purposes commencing with the 2015 taxable year, and we intend to continue operating in such a manner. To maintain our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we generally will receive a deduction for dividends paid to our stockholders for U.S. federal income tax purposes which will reduce our taxable income. We are still liable for state and local income and franchise taxes and to federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

Revenue Recognition

Our lease revenue consists of annual base rent and percentage rent based upon a percentage of the revenue Sharyland generates on our leased T&D assets in excess of a specified amount. Applicable guidance provides that we recognize lease revenue over the term of lease agreements with Sharyland. Applying this principle, we recognize the base rent amounts that were in effect at the time the original leases were executed over the term of the applicable lease on a straight-line basis. Our leases require that we and Sharyland supplement the base rent amounts, and the percentages that are used to calculate percentage rent, if the amount of capital expenditures we have funded that are placed in service exceeds base amounts set forth in the lease. We recognize the increases to base rent related to these incremental capital expenditures on a straight-line basis over the lease term. We recognize percentage rent under the leases at such time as the revenue earned by Sharyland on the leased assets exceeds the annual specified threshold for the applicable lease.

Deferred Financing Costs and Other Regulatory Assets

Amortization of deferred financing costs associated with TDC’s debt issuance is computed using the straight-line method over the life of the loan, which approximates the effective interest method. Amortization of deferred financing costs associated with the debt of SDTS and SPLLC is computed using the straight-line method over the life of the loan in accordance with the applicable regulatory guidance.

Deferred costs recoverable in future years of $23.8 million at December 31, 2014 and 2013 represent operating costs incurred from inception of Sharyland through December 31, 2007. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

Derivative Instruments

We use derivatives to hedge against changes in cash flows related to interest rate risk (cash flow hedging instrument). ASC Topic 815, Derivatives and Hedging, requires all derivatives be recorded on our Consolidated Balance Sheets at fair value. We determine the fair value of the cash flow hedging instrument based on the difference between the cash flow hedging instrument’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the cash flow hedging instrument is recorded on our Consolidated Balance Sheets at its fair value.

We record unrealized gains and losses on the effective cash flow hedging instrument as components of accumulated other comprehensive income. We record realized gains and losses on the cash flow hedging instrument as adjustments to interest expense, net. Settlements of derivatives are included within operating activities on our Consolidated Statements of Cash Flows. Any ineffectiveness in the cash flow hedging instrument would be recorded as an adjustment to interest expense in the current period.

Financial Information Related to Our Tenant

Sharyland’s U.S. GAAP financial statements are included as an exhibit to our Annual Report on Form 10-K. To supplement these financial statements, we are presenting the non-GAAP information below, which our management reviews to help evaluate Sharyland’s results of operations and financial condition, and which we believe provide information regarding Sharyland’s ability to meet its rent obligations. We have legal title to our T&D assets; however, Sharyland maintains operational control through the leases and through its managing member interest in SDTS and is responsible for construction and maintenance of our T&D assets. These rights and obligations constitute continuing involvement, which results in failed sale-leaseback financing accounting with respect to the lease of our T&D assets in Sharyland’s financial statements. Under failed sale-leaseback financing accounting, Sharyland is treated as the owner of the assets under all lease agreements, including T&D assets currently under construction. Consequently, our T&D assets, including any T&D assets currently under construction, are reflected as assets, and an estimate of Sharyland’s lease obligations to us are reflected as liabilities, on Sharyland’s balance sheet.

We present the following below:

•	Sharyland’s net income (loss), calculated in accordance with U.S GAAP.

•	Sharyland’s management reported net income (loss), which is calculated by adding the amount of depreciation expense and interest expense that Sharyland incurs as a result of failed sale-leaseback accounting to Sharyland’s U.S GAAP net income and subtracting Sharyland’s management calculated rent expense. Sharyland’s management calculated rent expense differs from our lease revenue because Sharyland’s management calculates rent expense on a cash rather than U.S GAAP basis.

•	Sharyland’s management reported net income before interest, taxes, depreciation, amortization and rent (EBITDAR), which is calculated by adding Sharyland’s management calculated interest, taxes, depreciation, amortization and rent expense to Sharyland’s management reported net income (loss).

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s management calculated rent expense.

•	Sharyland’s management reported balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback accounting treatment.

	Years Ended December 31,
(In thousands)	2014		2013		2012
Net income (loss)	$15,715		$1,552		$(7,475)
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	25,600		19,300		10,200
Add: Failed sale-leaseback interest expense	107,600		49,600		36,900
Deduct: Rent expense	139,800		72,000		42,800

Sharyland’s management reported net income (loss)	9,115		(1,548)		(3,175)
Adjustments:
Add: Interest expense, net	117		498		59
Add: Income tax expense	1,971		1,287		702
Add: Depreciation and amortization	2,706		2,060		1,743
Add: Rent expense	139,800		72,000		42,800

EBITDAR	$153,709		$74,297		$42,129

Ratio of EBITDAR to rent expense	1.10	x	1.03	x	0.98	x

	As of December 31, 2014
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Property, plant and equipment, net	$1,230,171	$(1,218,938)	$11,233
Current assets	74,950	—	74,950
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	38,834	(23,793)	15,041

Total Assets	$1,345,055	$(1,242,731)	$102,324

Partners’ Capital and Liabilities
Partners’ capital	$7,439	$8,307	$15,746
Long-term financing obligations	1,218,558	(1,218,558)	—
Regulatory liabilities	3,505	—	3,505
Other post employment benefits (OPEB) and other long-term liabilties	9,006	—	9,006

Total capitalization	1,238,508	(1,210,251)	28,257
Current liabilities:
Accounts payable and accrued liabilities	49,926	—	49,926
Current portion of financing obligation	32,480	(32,480)	—
Due to affiliates	21,999	—	21,999
Current state margin tax payable	2,142	—	2,142

Total current liabilities	106,547	(32,480)	74,067

Total Partners’ Capital and Liabilities	$1,345,055	$(1,242,731)	$102,324

	As of December 31, 2013
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Property, plant and equipment, net	$1,076,219	$(1,067,051)	$9,168
Current assets	68,983	—	68,983
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	37,345	(23,793)	13,552

Total Assets	$1,183,647	$(1,090,844)	$92,803

Partners’ Capital and Liabilities
Partners’ capital	$(8,276)	$10,078	$1,802
Long-term financing obligations	1,074,316	(1,074,316)	—
OPEB and other long-term liabilties	10,881	—	10,881

Total capitalization	1,076,921	(1,064,238)	12,683
Current liabilities:
Accounts payable and accrued liabilities	52,632	—	52,632
Purchased power payable	8,241	—	8,241
Due to affiliates	11,879	7,368	19,247
Revolving line of credit	—	—	—
Current portion of financing obligation	33,974	(33,974)	—

Total current liabilities	106,726	(26,606)	80,120

Total Partners’ Capital and Liabilities	$1,183,647	$(1,090,844)	$92,803

In January 2014, the PUCT approved a rate case applicable to all of our T&D assets other than our distribution assets in McAllen, Texas, which was Sharyland’s first rate case in several years. The new rates became effective on May 1, 2014. In the rate case, Sharyland updated its tariff to account for the increased operating and maintenance costs related to our increased T&D assets, including Sharyland’s significant investment of capital in building its systems, operational infrastructure and processes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt under our CREZ term loan and our revolving credit facilities and are exposed to changes in interest rates on this indebtedness. The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will continue to tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on our floating rate debt and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

To mitigate the risk associated with the CREZ loan, in 2010 we entered into an interest rate swap contract that effectively capped our LIBOR based interest rate exposure on up to $261.0 million of our outstanding principal through June 2014. This swap terminated effective June 30, 2014. As of December 31, 2014, the outstanding balance on that loan was $397.8 million.

A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $3.6 million for the year ended December 31, 2014. If our CREZ loan hedge had not been in effect, a hypothetical increase or decrease in interest rates by 1.0% would have changed interest expense by $6.2 million for the year ended December 31, 2014.

Item 8.	Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As described above, upon the Merger, InfraREIT, Inc. succeeded InfraREIT, L.L.C. as the general partner of the Operating Partnership, and the business of InfraREIT, L.L.C. and its subsidiaries became the business of InfraREIT, Inc. Accordingly, as contemplated by our Current Report on Form 8-K filed with the SEC on February 5, 2015, we dismissed KPMG LLP (KPMG), which served as the principal accountant for InfraREIT, Inc. for the years ended December 31, 2014 and 2013, as our independent auditors upon completion of their audit of InfraREIT, Inc.’s standalone financial statements as of and for the year ended December 31, 2014 and the issuance of their report thereon, which is included as part of this Annual Report on Form 10-K, and, as described in Item 14, Principal Accounting Fees and Services below, we engaged Ernst & Young LLP (EY), which served as the principal accountant for InfraREIT, L.L.C. for the years ended December 31, 2014 and 2013, and which we expect to serve as our independent registered accounting firm going forward.

During InfraREIT, Inc.’s two most recent fiscal years ended December 31, 2014 and 2013, and through the date of this report, there were (i) no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in its reports of InfraREIT, Inc. for such years; and (ii) no reportable events.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Director and our Senior Vice President and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Form 10-K. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our President, Chief Executive Officer and Director and our Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Item 9B.	Other Information

On March 13, 2015, we amended and restated our lease supplements with Sharyland (other than the lease supplement with respect to our Stanton Transmission Loop Lease) to effect a rent validation to reflect the difference between the capital expenditures we expected and the capital expenditures that were actually placed in service during 2014. For a description of the validation process and the lease supplements generally, see the caption Supplements under Our Leases included under Our Tenant in Item 1., Business.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors consists of nine directors, six of whom are independent within the meaning of the listing standards of the NYSE. The charter provides for a classified board of directors, with three directors in Class I (Mr. Campbell, Ms. Gordon and Ms. Harper), three directors in Class II (Mr. Hunt, Dr. Rosenblum and Ms. Wolf) and three directors in Class III (Mr. Baker, Mr. Gates and Mr. Logan). Each class will serve for a staggered three year term. The Class I directors’ terms will expire at the annual meeting of stockholders in 2016, the Class II directors’ terms will expire at the annual meeting of stockholders in 2017 and the Class III directors’ terms will expire at the annual meeting of stockholders in 2018. Directors may be removed from our board of directors only for cause and then only by the affirmative vote of the holders of shares entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of directors. Our charter and bylaws provide that, except as may be provided by our board of directors in setting the terms of any class or series of our stock, any and all vacancies on our board of directors, and any newly created director positions created by the expansion of the board of directors, can be filled only by a majority of the remaining directors then in office. The number of directors may never be less than the number required by the MGCL, which is currently one, nor more than 15. Any decrease in the number of directors will not affect the tenure of office of a then current director.

The following sets forth certain information with respect to our directors:

Name	Age	Office
W. Kirk Baker	56	Chairman of the Board of Directors
Hunter L. Hunt	46	Director
David A. Campbell	46	President, Chief Executive Officer and Director
John Gates	50	Director (1)
Storrow M. Gordon	62	Director (1)
Trudy A. Harper	53	Director (1)
Harold (Hal) R. Logan, Jr.	70	Lead Director (1)
Harvey Rosenblum	71	Director (1)
Ellen C. Wolf	61	Director (1)

(1)	Independent

W. Kirk Baker has served as our Chairman since our formation in November 2010. Mr. Baker is the managing partner of Captra Capital LLC, an infrastructure investment firm in which Mr. Baker and Hunt are currently the primary investors. Mr. Baker served as our Chief Executive Officer and as President and Chief Executive Officer of Hunt Manager from November 2010 until August 2014. Mr. Baker also served as a member of the board of directors of Hunt from April 2006 until August 2013. Mr. Baker was Senior Vice President and General Counsel of Hunt from February 2007 until January 2011 and was an Executive and Tax Counsel from 1998 until 2007. During his time at Hunt, Mr. Baker had various positions, including Manager of Hunt Developer and Senior Vice President of Sharyland, and was involved in structuring many transactions for the subsidiaries and affiliates of Hunt in the oil and gas, real estate, power and private equity markets. Mr. Baker was part of the team that originated the idea to own regulated infrastructure assets through a REIT structure and led the effort for Hunt to obtain the private letter ruling confirming that electricity delivery systems constitute real property for purposes of the REIT rules of the IRS. Mr. Baker also led the effort to raise capital commitments resulting in our formation. Prior to joining Hunt, Mr. Baker was with the law firms of Oppenheimer, Blend, Harrison & Tate in San Antonio, Texas and O’Melveny & Myers in New York, New York. As the Chairman of our board of directors, Mr. Baker brings his unique knowledge of us and our business and operations to the board of directors, as well as extensive experience in structuring complex transactions.

Mr. Baker earned a Bachelor degree in Accounting from Baylor University and a Juris Doctorate with high honors from The University of Texas School of Law.

Hunter L. Hunt has served as a director of InfraREIT since September 2013. Mr. Hunt is the Chairman of Hunt Manager, President and Chief Executive Officer of Hunt Consolidated Energy, the holding company for Hunt Oil, Hunt Power and the other energy activities of the Ray L. Hunt family of Dallas, Texas, and has held various positions within the Hunt organization since 1998. The Hunt family of companies is one of the largest privately owned energy companies in the world, engaging in exploration and production as well as liquefied natural gas. Hunt is also engaged in refining and development of energy technologies and renewable energy projects. Mr. Hunt has also been Chairman and Chief Executive Officer of Sharyland since 1999. Prior to joining Hunt, Mr. Hunt began his career with the investment bank Morgan Stanley, both in corporate finance and commodity trading. Mr. Hunt brings his extensive expertise in the energy industry as well as with respect to executive management and operations to the board of directors.

Mr. Hunt graduated from Southern Methodist University summa cum laude, earning Bachelor of Science degrees with honors in both Economics and Political Science.

David A. Campbell has served as our president and chief executive officer since August 2014 and as a member of our board of directors since September 2014. Mr. Campbell also is President and Chief Executive Officer of Hunt Manager. From January 2013 until joining Hunt Manager in August 2014, Mr. Campbell was President and Chief Operating Officer of Bluescape Resources, an independent resource and investment company based in Dallas, Texas. From mid-2008 through 2012, Mr. Campbell served as Chief Executive Officer of Luminant, a competitive power generation subsidiary of Energy Future Holdings (EFH) (previously TXU Corp.). In April 2014, EFH and Luminant filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Delaware. Mr. Campbell originally joined TXU Corp. in 2004 as Executive Vice President of Corporate Planning, Strategy and Risk and became Chief Financial Officer of TXU Corp. in early 2006. Before TXU Corp., Mr. Campbell was a Principal in the Dallas office of McKinsey & Company, where he led the Texas and Southern Region hubs of McKinsey’s corporate finance and strategy practice. From 2010 to 2012, Mr. Campbell served as a board member for the National Nuclear Accrediting Board and the Electric Power Research Institute. Mr. Campbell brings his extensive expertise in the utility industry as well as executive leadership and experience to the board of directors.

Mr. Campbell earned a Bachelor of Arts from Yale University and a Juris Doctorate from Harvard Law School. Also, he graduated with a Master’s degree from Oxford University, where he studied as a Rhodes Scholar.

John Gates joined our board of directors in January 2015 in connection with our IPO. Mr. Gates has been the Chief Executive Officer of Markets for Jones Lang LaSalle Americas, a financial and professional services firm that specializes in commercial real estate services and investment management, since January 2014. He oversees the Brokerage, Capital Markets, Project and Development Services, Property Management and Retail businesses and serves on the Americas Executive Committee setting overall strategy for the firm. Between January 2010 and January 2014, Mr. Gates was President of Real Estate Service, Americas at Jones Lang LaSalle. Mr. Gates began his career at The Staubach Company in 1990, where he held several leadership positions, including President and Chief Operating Officer and later as President of Americas Brokerage and Director of Markets West until The Staubach Company merged with Jones Lang LaSalle in 2008. Mr. Gates currently serves as a member of The Urban Land Institute and the Dallas Citizens Council. Mr. Gates was selected to serve as a director particularly due to his business expertise and investment experience.

Mr. Gates earned a Bachelor of Science degree in Economics/Finance from Trinity University and his Master of Business Administration in Finance from The University of Texas at Austin.

Storrow M. Gordon joined our board of directors in January 2015 in connection with our IPO and serves as the Chair our conflicts committee. Ms. Gordon retired in 2008 after her employer, Electronic Data Systems Corporation (EDS), was acquired by Hewlett Packard Corporation. Ms. Gordon joined EDS in 1991 and during her 17 year tenure at EDS, in which she served as Executive Vice President, General Counsel and Corporate Secretary between 2005 and 2008, she was a key leader in EDS’s spin-off from General Motors Corporation in 1996 and the establishment of its independent board and governance systems. Before EDS, Ms. Gordon was a partner at the law firm of Johnson & Gibbs, where her practice focused on mergers and acquisitions. Ms. Gordon was selected as a Texas Monthly Super Lawyer for 2004 and 2005. Ms. Gordon was selected to serve as a director particularly because of her legal and leadership experience.

Ms. Gordon earned a Bachelor of Arts from The University of Texas at Austin and a Juris Doctorate from Southern Methodist University where she served as an editor of the law review.

Trudy A. Harper joined our board of directors in January 2015 in connection with our IPO. Since 2012, Ms. Harper has served as an adjunct faculty member for the Electrical and Computer Engineering Department at Tennessee Technological University (TTU), where she is a member and previous Co-Chair of the Industry Advisory Board. Ms. Harper was the President of Tenaska Power Services Co., the power marketing affiliate of Tenaska Energy, Inc. (Tenaska) between 2001 and 2012. Ms. Harper remains on the Tenaska Board of Stakeholders. Prior to leading Tenaska Power Services, Ms. Harper was general manager of business development for Tenaska’s independent power plant development efforts. Ms. Harper was the 2010 recipient of the Gulf Coast Power Association’s Pat Wood Power Star Award for her contributions to the deregulation of the Texas power market. Before joining Tenaska in 1992, Ms. Harper held various transmission and generation planning and state and federal regulatory affairs positions with Texas Utilities Electric Co. (TXU) in Dallas. In her various roles at TXU, she was responsible for licensing new generation and transmission facilities and developing their policies on transmission access and pricing. Ms. Harper was selected to serve as a director particularly because of her extensive knowledge of and experience in the power and utilities industries.

Ms. Harper earned a Bachelor of Science degree and a Master of Science degree, both in Electrical Engineering from TTU, and a Master of Business Administration from Southern Methodist University.

Harold R. Logan, Jr. served as a non-voting director of InfraREIT, L.L.C. from February 2014 until the Merger and joined our board of directors in January 2015 in connection with our IPO. Mr. Logan serves as our Lead Director and Chair of our Compensation, Nominating and Corporate Governance Committee. Mr. Logan has served as a member of the Board of Supervisors of Suburban Propane Partners, L.P., a NYSE listed company, since 1996 and as its Chairman since 2007, and currently serves as a member of its Compensation Committee. Mr. Logan has been a director of Graphic Packaging Corporation, a NYSE listed company since 2008, where he currently serves as a member of the Audit Committee and

Nominating and Corporate Governance Committee. Mr. Logan is also the Lead Director of Cimarex Energy Co., a NYSE listed company, Chair of its Nominating Committee and a member of its Audit Committee. He is also a director of Basic Materials and Services LLC, a privately held company that invests in companies providing specialized services for the pipeline construction and sand/silica industries, and Hart Energy Publishing, the privately held publisher of Oil and Gas Investor and other energy publications. Mr. Logan was a Co-Founder of TransMontaigne Inc. in 1995 and served as Chief Financial Officer, Executive Vice President and Treasurer and as a director. In 2002, Mr. Logan retired from his position as an officer of TransMontaigne Inc. but remained a director until the company was sold to Morgan Stanley in 2006. From 1987 to 1995, he was Senior Vice President/Finance, Chief Financial Officer and a director of Associated Natural Gas Corporation. Prior to that, Mr. Logan was an investment banker with Dillon Read & Co. Inc. and Rothschild, Inc. Mr. Logan was selected to serve as a director particularly because of his experience in the energy industry and his background in investment and corporate finance as well as his public company board experience.

Mr. Logan earned a Bachelor of Science in Economics from Oklahoma State University and a Master of Business Administration in Finance from Columbia University Graduate School of Business.

Harvey Rosenblum joined our board of directors in January 2015 in connection with our IPO. Dr. Rosenblum has been a professor of financial economics in the Cox School of Business at Southern Methodist University (SMU) since 1986. In addition, Dr. Rosenblum was Executive Vice President and Director of Research at the Federal Reserve Bank of Dallas between 2005 and 2013 when he retired. Dr. Rosenblum began his professional career in 1970 as an economist with the Federal Reserve Bank of Chicago, ultimately as Vice President and Associate Director of Research. Dr. Rosenblum serves on the Board of Directors of the Dallas Committee on Foreign Relations and the Tower Center at SMU. Dr. Rosenblum frequently speaks on a broad range of economic topics and was a member of the Advisory Board of the School of Economic, Political and Policy Sciences at The University of Texas at Dallas. Dr. Rosenblum is a past President of the National Association for Business Economics. Dr. Rosenblum was selected to serve as a director particularly because of his leadership, economic and financial expertise.

Dr. Rosenblum earned a Bachelor of Arts in Economics from the University of Connecticut and a Ph.D. in Economics from the University of California, Santa Barbara.

Ellen C. Wolf served as a non-voting director of InfraREIT, L.L.C. from February 2014 until the Merger and joined our board of directors in January 2015 in connection with our IPO. Ms. Wolf serves as the Chair of our Audit Committee. Ms. Wolf served as Senior Vice President and Chief Financial Officer of American Water Works Company, Inc., the largest investor owned U.S. water and wastewater company, from 2006 until her retirement in May 2013. Previously, Ms. Wolf served as Senior Vice President and Chief Financial Officer of USEC, Inc. from 2003 until 2006 and as Vice President and Chief Financial Officer of American Water Works from 1999 to 2003. Since 2008, Ms. Wolf has served as a director of Airgas, Inc., a NYSE listed company, and, since 2013, she has served as a director of Premier, Inc., a NASDAQ listed company. Ms. Wolf also currently serves as the Vice Chairman of the board of directors of the Philadelphia Zoo. Ms. Wolf was selected to serve as a director particularly because of her qualifications as a financial expert and her extensive background in corporate accounting, finance and business development as well as her public company board experience.

Ms. Wolf earned a Bachelor of Arts degree from Duke University and a Master of Business Administration from the University of Pennsylvania.

Our Non-Director Executive Officers

The following sets forth certain information with respect to our non-director executive officers which, together with David A. Campbell, we refer to as our “executive officers” or “named executive officers”:

Name	Age	Office
Brant Meleski	44	Senior Vice President and Chief Financial Officer
Benjamin D. Nelson	43	Senior Vice President and General Counsel

Brant Meleski has served as our Senior Vice President and Chief Financial Officer since September 2014. Mr. Meleski also is the Chief Financial Officer of Hunt Manager. Prior to joining Hunt Manager in September 2014, Mr. Meleski spent 17 years in Bank of America Merrill Lynch’s Global Energy & Power Group, most recently as a Managing Director of Investment Banking beginning in 2007. During this time, Mr. Meleski was responsible for leading public equity and debt underwriting and merger and advisory assignments for many U.S. utility clients. Mr. Meleski’s experience includes advising Duke Energy on their $25 billion merger with Progress Energy and underwriting the $1.4 billion IPO of American Water.

Mr. Meleski earned a Bachelor of Science in Finance from Clemson University and a Master of Business Administration from the Goizueta Business School at Emory University.

Benjamin D. Nelson has served as our Senior Vice President and General Counsel since December 2014. Mr. Nelson also is the Senior Vice President and General Counsel of Hunt Manager. Mr. Nelson previously served in these capacities from April 2012 until June 2014. From June 2014 until December 2014, Mr. Nelson served as a Senior Vice President in the Hunt organization, focusing primarily on our business and IPO during that period. From August 2007 until April 2012, Mr. Nelson served as Vice President and General Counsel of various Hunt affiliates. From 2005 to 2007, Mr. Nelson was a Partner with Hughes & Luce LLP in Dallas (now K&L Gates LLP). He also was with the law firms Wilson Sonsini Goodrich & Rosati in Palo Alto, California, and Austin, Texas from 2000 to 2005 and with Fulbright & Jaworski LLP in Dallas, Texas from 1996 until 2000. While at these firms and with Hunt, he was involved in more than 225 private equity, mergers and acquisitions, public offerings or other financing transactions.

Mr. Nelson earned a Bachelor of Arts in History from Stanford University and a Juris Doctorate from Duke Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding shares on common stock (10% Holders) to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Directors, executive officers and 10% Holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms and amendments thereto filed during any given year. We did not have a class of registered equity securities until January 2015, thus our directors, executive officers and 10% Holders had no Section 16(a) filing obligation during the year ended December 31, 2014.

Code of Business Conduct and Ethics

Our pre-IPO board of directors adopted a Code of Business Conduct and Ethics that applies to all of our directors and officers, including Hunt Manager, which is available on our website. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on insider information and reporting of violations of the code. However, we cannot assure you that these policies or provisions of law will always be successful in eliminating or minimizing the influence of such conflicts of interest, and if they are not successful, decisions could be made that might fail to reflect fully our interests or the interests of stockholders. For a discussion of our related person transactions, see Item 13., Certain Relationships and Related Transactions and Director Independence. Under our bylaws, our directors and officers may have business interests and engage in business activities similar to, in addition to or in competition with those of or relating to our business. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

INFORMATION REGARDING OUR BOARD OF DIRECTORS AND CORPORATE GOVERANCE

Board of Directors and Corporate Governance

Our board of directors is responsible for overseeing our affairs. Our board of directors may conduct business through meetings and actions taken by written consent in lieu of meetings. Our board of directors’ policy, as set forth in it corporate governance guidelines, is to encourage and promote the attendance by each director at all scheduled meetings of the board of directors and stockholders.

Board Determination of Independence

The rules of the NYSE require that a majority of a company’s board of directors be composed of “independent directors,” as affirmatively determined by the board of directors. The NYSE listing standards generally define an “independent director” as a person other than an executive officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of a company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors also consulted with legal counsel to ensure that our board of director’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of an “independent director.”

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our board of directors has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NYSE listing standards: Messrs. Gates and Logan and Dr. Rosenblum and Ms. Gordon, Ms. Harper and Ms. Wolf. In making this determination, our board of directors found that none of these directors had a material or other disqualifying relationship with us.

Our board of directors elected Mr. Logan to serve as our lead director. Mr. Logan has clearly defined leadership authority and responsibilities, which include:

•	presiding at all board meetings at which the Chairman is not present;

•	serving as a liaison between the Chairman, the Chief Executive Officer and the independent directors;

•	consulting with the Chairman and Chief Executive Officer on meeting agendas and information provided to the directors; and

•	serving as the board of directors representative for consultation and direct communication with major stockholders on issues that the board of directors determines may not be addressed by the Chairman or other board of director designees and as otherwise deemed appropriate by the board of directors.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Corporate Governance Profile

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

•	our board of directors is classified, with each of three classes serving for a staggered three year term;

•	of the nine persons who serve on our board of directors, six, or 66.67%, of our directors satisfy the NYSE listing standards for independence and Rule 10A-3 under the Exchange Act;

•	our board of directors has concluded that two of our directors qualify as an “audit committee financial expert” as defined by the SEC; and

•	we have exempted from the business combination statute in the MGCL any business combination first approved by our board of directors (including a majority of unaffiliated directors) and have opted out of the control share acquisition statute in the MGCL.

Our directors will stay informed about our business by attending meetings of our board of directors and its committees and through supplemental reports and communications. Our non-management directors will meet regularly in executive sessions without the presence of management.

Identification of Director Candidates

In accordance with our corporate governance guidelines and our written Compensation, Nominating and Corporate Governance Committee charter, the Compensation, Nominating and Corporate Governance Committee is responsible for identifying director candidates for our board of directors and for recommending director candidates to our board of directors for consideration as nominees to stand for election at our annual meetings of stockholders. Director candidates are recommended for nomination for election as directors in accordance with the procedures set forth in the written charter of the Compensation, Nominating and Corporate Governance Committee.

We seek highly qualified director candidates from diverse business, professional and educational backgrounds who combine a broad spectrum of experience and expertise with a reputation for the highest personal and professional ethics, integrity and values. The Compensation, Nominating and Corporate Governance Committee periodically reviews the appropriate skills and characteristics required of our directors in the context of the current composition of our board of directors, operating requirements and the long-term interests of our stockholders. In accordance with corporate governance guidelines, directors should possess the highest personal and professional ethics, integrity and values, exercise good business judgment and be committed to representing the long-term interests of us and our stockholders and have an inquisitive and objective perspective, practical wisdom and mature judgment. The Compensation, Nominating and Corporate Governance Committee reviews director candidates with the objective of assembling a slate of directors that can best fulfill and promote our goals, regardless of gender, age or race, and recommends director candidates based upon contributions they can make to our board of directors and management, and their ability to represent our long-term interests and those of our stockholders.

Upon determining the need for additional or replacement board members, the Compensation, Nominating and Corporate Governance Committee identifies director candidates and assesses such director candidates based upon information it receives in connection with the recommendation or otherwise possesses, which assessment may be supplemented by additional inquiries. In conducting this assessment, the Compensation, Nominating and Corporate Governance Committee considers knowledge, experience, skills, diversity and such other factors as it deems appropriate in light of our current needs and those of our board of directors. The Compensation, Nominating and Corporate Governance Committee may seek input on such director candidates from other directors, including the Chairman of our board of directors, and recommends director candidates to the board of directors for nomination. The Compensation, Nominating and Corporate Governance Committee does not solicit director nominations, but it will consider recommendations by stockholders with respect to elections to be held at an annual meeting, so long as such recommendations are sent on a timely basis and in accordance with applicable law. The Compensation, Nominating and Corporate Governance Committee will evaluate nominees recommended by stockholders against the same criteria that it uses to evaluate other nominees. The Compensation, Nominating and Corporate Governance Committee may, in its sole discretion, engage one or more search firms or other consultants, experts or professionals to assist in, among other things, identifying director candidates or gathering information regarding the background and experience of director candidates. If the Nominating and Corporate Governance Committee engages any such third party, the Compensation, Nominating and Corporate Governance Committee will have sole authority to approve any fees or terms of retention relating to these services.

Our stockholders of record who comply with the advanced notice procedures set forth in our bylaws may nominate candidates for election as directors. Our bylaws currently provide that stockholder nominations of director candidates for an annual meeting of stockholders must be received no earlier than the 150th day and not later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the immediately preceding annual meeting of stockholders; provided, however, that in connection with our first annual meeting or in the event that the annual meeting with respect to which such notice is to be tendered is not held within 30 days before or after the anniversary of the preceding year’s annual meeting of stockholders, to be timely, notice by the stockholder must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made. The written notice must set forth the information and include the materials required by our bylaws. The advanced notice procedures set forth in our bylaws do not affect the right of stockholders to request the inclusion of proposals in our proxy statement pursuant to SEC rules. Any such nomination or proposal should be sent to Greg Imhoff, Corporate Secretary, at our address, and, to the extent applicable, must include the information and other materials required by our bylaws.

Role of Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors will administer this oversight function directly, with support from three of our standing committees, the Audit Committee, the Compensation, Nominating and Corporate Governance Committee and the Conflicts Committee, each of which will address risks specific to its respective areas of oversight. In particular, as more fully described below, our Audit Committee will have the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also will monitor compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Compensation, Nominating and Corporate Governance Committee will assess and monitor whether any of our compensation policies and programs has the potential to encourage excessive risk taking and will provide oversight with respect to corporate governance and ethical conduct and monitor the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability creating conduct. Our Conflicts Committee will review and advise our board of directors on specific matters that our board of directors believes may involve conflicts of interest.

Committees of Our Board of Directors

Our board of directors has three standing committees: the Audit Committee, the Compensation, Nominating and Corporate Governance Committee and the Conflicts Committee. Each of these committees has a written charter approved by our board of directors. A copy of each charter can be found on our website.

Audit Committee

The current members of our Audit Committee include: Ms. Wolf (Chair), Messrs. Logan and Gates and Dr. Rosenblum. Our board of directors has determined that all of the members of the Audit Committee are independent as required by the NYSE listing standards, SEC rules governing the qualifications of Audit Committee members, our corporate governance guidelines and the written charter of the Audit Committee. Our board of directors has also determined, based upon its qualitative assessment of their relevant levels of knowledge and business experience, that Ms. Wolf, Messrs. Logan and Gates and Dr. Rosenblum are each “financially literate” as required by the NYSE listing standards.

In addition, our board of directors has determined that Ms. Wolf and Mr. Logan each qualify as an “Audit Committee financial expert” for purposes of, and as defined by, the SEC rules and has the requisite accounting or related financial management expertise required by NYSE listing standards. The Audit Committee, among other things, acts on behalf of our board of directors to discharge the board of directors’ responsibilities relating to our corporate accounting and reporting practices; the quality and integrity of our consolidated financial statements; our compliance with applicable legal and regulatory requirements; the performance, qualifications and independence of our external auditors; the staffing, performance, budget, responsibilities and qualifications of our internal audit function; and our policies with respect to risk assessment and risk management. The Audit Committee is also responsible for reviewing with management and external auditors our interim and audited annual financial statements, meeting with officers responsible for certifying our Annual Report on Form 10-K or any quarterly report on Form 10-Q prior to any such certification and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with our external auditors such auditors’ judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements. The specific responsibilities of the Audit Committee are set forth in its written charter which is available on our website.

Compensation, Nominating and Corporate Governance Committee

Mr. Logan (Chair), Ms. Harper and Ms. Gordon are the current members of our Compensation, Nominating and Corporate Governance Committee. Our board of directors have determined that all of the members of the Compensation, Nominating and Corporate Governance Committee are independent as required by the NYSE listing standards, SEC rules, corporate governance guidelines and written charter of the Compensation, Nominating and Corporate Governance Committee. The Compensation, Nominating and Corporate Governance Committee is responsible for, among other things, evaluating the performance of Hunt Manager, reviewing the compensation and fees payable to Hunt Manager under the Management Agreement and administering our 2015 Equity Plan. Because the Management Agreement provides that Hunt Manager is responsible for managing our affairs, our officers, who are employees of Hunt Manager, do not receive compensation from us for serving as our officers. To the extent that the terms of the management agreement change and we become responsible for paying the compensation or any other employee benefits of our Chief Executive Officer, the Compensation, Nominating and Corporate Governance Committee will review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluate the performance of our Chief Executive Officer in light of those goals and objectives, and determine our Chief Executive Officer’s compensation level based on this evaluation.

The Compensation, Nominating and Corporate Governance Committee is also responsible for, among other things, reviewing periodically and making recommendations to our board of directors on the range of qualifications that should be represented on our board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to our board of directors qualified candidates for election as directors and approving and recommending to our full board of directors the appointment of each of our officers. For a discussion of the consideration of diversity in the process by which candidates for director are considered for nomination by the Compensation, Nominating and Corporate Governance Committee, and the process for identifying and evaluating nominees for director, including nominees recommended by stockholders, see Board of Directors and Corporate Governance above. The Compensation, Nominating and Corporate Governance Committee reviews and makes recommendations on matters involving the general operation of our board of directors and corporate governance and annually recommends to our board of directors nominees for each committee of our board of directors. In addition, the committee annually facilitates the assessment of our board of directors’ performance as a whole and that of the individual directors and reports thereon to our board of directors. The specific responsibilities of the Compensation, Nominating and Corporate Governance Committee are set forth in its written charter which is available on our website.

Conflicts Committee

Our board of directors established a Conflicts Committee that currently consists of each of our independent directors, with Ms. Gordon as Chair. All of the members of the Conflicts Committee are independent within the meaning of the NYSE listing standards. The Conflicts Committee reviews and advises our board of directors on specific matters that our board of directors believes may involve conflicts of interest. Our board of directors adopted a written Conflicts Committee charter which is available on our website, and has also approved a conflict of interest policy that requires that any acquisition of a ROFO Project by us be approved by our Conflicts Committee. Our Conflicts Committee will evaluate whether we should acquire the ROFO Project based on whether it believes that the acquisition will be in our best interest taking into account the offered price and its analysis of the fair market value of the project. We expect the purchase price for any ROFO Project will be negotiated by our Conflicts Committee and Hunt and will be based on a number of factors, such as cash flow and rate base for the assets, market conditions, potential for incremental Footprint Projects, whether the assets are subject to a lease with Sharyland or another tenant, the terms of any such lease and the regulatory return we expect the assets will earn. This conflict of interest policy also requires that the Conflicts Committee approve any new leases or lease renewals, including the renewal of our S/B/C Lease with Sharyland upon its expiration on December 31, 2015.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation

Because our management agreement provides that Hunt Manager is responsible for managing our affairs, our executive officers, who are employees of Hunt Manager, do not receive cash compensation from us for serving as our officers. Hunt Manager or one of its affiliates compensates each of our executive officers. We pay Hunt Manager a management fee and Hunt Manager uses the proceeds from the management fee in part to pay compensation to its personnel. We have no control over the amount or form of consideration Hunt Manager pays our executive officers.

We believe that Hunt’s shared alignment with our stockholders through Hunt’s ownership of equity in us and our Operating Partnership and the manner in which the incentive payment to Hunt Manager is calculated will help mitigate any conflicts of interests. In addition, consistent with NYSE listing standards, a majority of our directors are independent, and our conflict of interest policy is designed to ensure that our Conflicts Committee, which is comprised solely of independent directors, reviews and approves all material potential conflict transactions.

Outstanding Equity Awards

We did not grant any share-based awards to our named executive officers during 2014, and therefore there were no outstanding equity awards at December 31, 2014.

Director Compensation

Before our IPO, neither InfraREIT, Inc. nor InfraREIT, L.L.C. compensated our directors for their service on our board of directors, with the exception of two of our independent directors, who received compensation for their service as non-voting members of the board of directors of InfraREIT, L.L.C. beginning in February 2014. Following our IPO, we pay director compensation to each of our directors other than David A. Campbell and Hunter L. Hunt, who do not receive compensation from InfraREIT for serving on our board of directors. Each other director (our non-executive directors) receive an annual base fee for his or her services of $60,000, payable in quarterly installments on the first business day of each quarter. Each non-executive director also receives an annual award (the Annual Equity Award) of shares of our common stock or, at the election of the non-executive director, a number of LTIP Units, in each case equal to $80,000 divided by the volume weighted average daily closing price of the shares of our common stock on the NYSE during the 15 consecutive trading days prior to the immediately preceding January 1. The Annual Equity Awards will vest one year from the date of grant, and unvested Annual Equity Awards will be forfeited if the recipient ceases to be one of our directors for a reason other than death, disability or a change in control. In addition, our lead director receives an additional annual cash retainer of $25,000 and the Chairs of our audit, compensation, nominating and corporate governance and conflicts committees each receive an additional annual cash retainer of $10,000, in each case payable in quarterly installments. Further, each member of the audit, conflicts and compensation, nominating and corporate governance committees receives an additional annual cash retainer of $12,000, $12,000 and $6,000, respectively, payable in quarterly installments. In lieu of receiving the cash fees described above, each non-executive director is entitled at the beginning of each year to elect to receive fees in shares of our common stock. If a non-executive director makes this election, the number of shares of common stock issued will be calculated by dividing the cash value of the payment by the closing price of our common stock as of the last trading day of each applicable quarter. We also reimburse each of our directors for their travel expenses incurred in connection with their attendance at board of directors and committee meetings. For the first quarter of 2015, the cash base fee, lead director cash retainer and committee Chair and membership fees were paid in full with no proration on or around the effective date of our registration statement; and the Annual Equity Award was issued to each non-executive director (4,000 LTIP Units each) with no proration upon completion of our IPO.

2015 Equity Incentive Plan

Our pre-IPO board of directors adopted the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) which permits us to provide equity based compensation to certain personnel who provide services to us, Hunt Manager or an affiliate of either, in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, stock units, performance based awards, unrestricted stock, LTIP Units and other awards. We currently intend to utilize the 2015 Equity Incentive Plan primarily to compensate our non-employee directors for their service on our board of directors.

Effective February 4, 2015, pursuant to the 2015 Equity Incentive Plan, we granted an aggregate of 28,000 LTIP Units to our non-employee directors as their Annual Equity Award.

General

The 2015 Equity Incentive Plan provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards up to an aggregate of 375,000 shares. The 2015 Equity Incentive Plan provides, among other things, that no participant in the plan will be permitted to acquire, or will have any right to acquire, shares thereunder if such acquisition would be prohibited by the ownership limits contained in our charter or bylaws or would impair our status as a REIT.

Administration of the Equity Incentive Plan

The 2015 Equity Incentive Plan is administered by our Compensation, Nominating and Corporate Governance Committee. Subject to the terms of the 2015 Equity Incentive Plan, our Compensation, Nominating and Corporate Governance Committee will determine all terms of awards, who will receive awards, the type of award and its terms and conditions and the number of shares of common stock subject to the award, if the award is equity based. Our Compensation, Nominating and Corporate Governance Committee may also interpret the provisions of the 2015 Equity Incentive Plan and the award agreements thereunder. References below to our Compensation, Nominating and Corporate Governance Committee refer to our board of directors or another committee appointed by our board of directors for those periods in which our board of directors or such other committee is acting. Each member of our Compensation, Nominating and Corporate Governance Committee that administers the 2015 Equity Incentive Plan (i) will be a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (ii) will, at such times as we are subject to Section 162(m) of the Code and to the extent it is intended that awards will be treated as performance based compensation for purposes of Section 162(m), qualify as an outside director for purposes of Section 162(m) of the Code.

Eligibility

Awards under the 2015 Equity Incentive Plan may be granted to our employees (if any), directors and officers and any employees, directors and officers of our affiliates. Hunt Manager and its affiliates and other personnel of Hunt Manager and its affiliates are also eligible to receive awards under the 2015 Equity Incentive Plan. In addition, consultants and advisers who perform services for us and our affiliates may receive awards under the 2015 Equity Incentive Plan. Similarly, consultants and advisers who perform services for Hunt Manager and its affiliates are also eligible to receive awards under the 2015 Equity Incentive Plan. Incentive stock options, however, are only available to our employees or employees of our corporate subsidiaries, if any.

Share Usage

Shares of common stock that are subject to awards will be counted as used as of the grant date. If any award expires, is forfeited or is terminated without having been exercised or is paid without delivery of stock, then any shares of stock covered by such lapsed, cancelled, expired, unexercised or cash-settled portion of such award or grant will be available for the grant or settlement of other awards under the 2015 Equity Incentive Plan. The number of shares subject to any stock appreciation rights awarded under the 2015 Equity Incentive Plan will be counted against the aggregate number of shares available for issuance under the 2015 Equity Incentive Plan regardless of the number of shares actually issued to settle the stock appreciation right upon exercise.

Repricing

Except in connection with certain corporate transactions, no amendment or modification may be made to an outstanding stock option or stock appreciation right, including by replacement with or substitution of another award type, that would be treated as a repricing under applicable stock exchange rules or would replace stock options or stock appreciation rights with cash, in each case without the approval of the stockholders (although appropriate adjustments may be made to outstanding stock options and stock appreciation rights to achieve compliance with applicable law, including the Code).

Options

The 2015 Equity Incentive Plan authorizes our Compensation, Nominating and Corporate Governance Committee to grant incentive stock options (under Section 422 of the Code) and options that do not qualify as incentive stock options. The number of shares of common stock that may be issued pursuant to awards of incentive stock options under the 2015 Equity Incentive Plan is limited to 200,000. The exercise price of each option will be determined by the Compensation, Nominating and Governance Committee, provided that the price cannot be less than 100% of the fair market value of shares of our common stock on the date on which the option is granted. If we were to grant incentive stock options to any 10% stockholder, the exercise price may not be less than 110% of the fair market value of our shares of common stock on the date of grant.

The term of an option cannot exceed 10 years from the date of grant. If we were to grant incentive stock options to any 10% stockholder, the term cannot exceed five years from the date of grant. Our Compensation, Nominating and Corporate Governance Committee determines at what time or times each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options may be made exercisable in installments. The vesting and exercisability of options may be accelerated by the Compensation, Nominating and Corporate Governance Committee.

The exercise price of an option may not be amended or modified after the grant of the option, and an option may not be surrendered in consideration of or exchanged for or substituted for a grant of a new option having an exercise price below that of the option which was surrendered or exchanged or substituted for without stockholder approval. The exercise price for any option or the purchase price for restricted stock, if any, is generally payable (i) in cash or cash equivalents, (ii) to the extent the award agreement provides, by the surrender of shares of common stock (or attestation of ownership of such shares) with an aggregate fair market value, on the date on which the option is exercised, of the exercise price, (iii) to the extent the award agreement provides, by payment through a broker in accordance with procedures set forth by us or (iv) to the extent the award agreement provides and/or unless otherwise specified in an award agreement, any other form permissible by applicable laws, including net exercise to us, Hunt Manager or an affiliate of ours or Hunt Manager.

Other Awards

Our Compensation, Nominating and Corporate Governance Committee may also award:

•	restricted stock, which are shares of common stock subject to restrictions on transferability and such other restrictions the Compensation, Nominating and Corporate Governance Committee may impose at the date of grant;

•	stock units, which are units entitling the recipient to receive shares of our common stock (or a cash amount equal to the value thereof) upon or following the completion of a vesting period;

•	dividend equivalent rights, which are rights entitling the recipient to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock. Dividend equivalents rights may be granted with stock units and are earned during the vesting period;

•	stock appreciation rights, which are a right to receive a number of shares or, in the discretion of our Compensation, Nominating and Corporate Governance Committee, an amount in cash or a combination of shares and cash, based on the increase in the fair market value of the shares underlying the right during a stated period specified by our Compensation, Nominating and Corporate Governance Committee;

•	performance and annual incentive awards, ultimately payable in common stock or cash, as determined by our Compensation, Nominating and Corporate Governance Committee. Our Compensation, Nominating and Corporate Governance Committee may grant multi-year and annual incentive awards subject to achievement of specified goals tied to business criteria. Our Compensation, Nominating and Corporate Governance Committee may modify, amend or adjust the terms of each award and performance goal. Awards to individuals who are covered under Section 162(m) of the Code, if any, will comply with the requirement that payments to such employees qualify as performance based compensation under Section 162(m) of the Code to the extent that our Compensation, Nominating and Corporate Governance Committee so designates. Such employees include our Chief Executive Officer and the three highest compensated executive officers determined at the end of each year other than our Chief Financial Officer (the covered employees);

•	cash;

•	LTIP Units, which are profits interests in our Operating Partnership; and

•	other equity-based awards.

LTIP Units are a special class of partnership interests in our Operating Partnership. Each LTIP Unit awarded will be deemed to be equivalent to an award of one share of our common stock reserved under the 2015 Equity Incentive Plan and will reduce the amount of shares of common stock available for other equity awards on a one-for-one basis.

Recoupment

Award agreements for awards granted pursuant to the 2015 Equity Incentive Plan may be subject to mandatory repayment by the recipient to us of any gain realized by the recipient to the extent the recipient is in violation of or in conflict with certain agreements (including but not limited to an employment or noncompetition agreement with us, Hunt Manager or an affiliate of either) or upon termination for cause as defined in the 2015 Equity Incentive Plan, applicable award agreement or any other agreement between us, Hunt Manager or an affiliate of either and the recipient. Reimbursement or forfeiture may also apply if we are required to prepare an accounting restatement due to a material noncompliance by us, as a result of misconduct, with any financial reporting requirement under the securities laws or if an award was earned or vested based on achievement of pre-established performance goals that are later determined, as a result of the accounting restatement, not to have been achieved.

Change in Control

Except as otherwise provided in an applicable award agreement, if we experience a change in control in which the applicable outstanding awards (as described below) that are not exercised prior to the change in control will not be assumed or continued by the surviving entity: (i) except for performance awards, all restricted stock and LTIP Units will vest, and all stock units and dividend equivalent rights will vest and the underlying shares will be delivered immediately before the change in control, and (ii) at our board of directors’ discretion either all options and stock appreciation rights will become exercisable 15 days before the change in control and terminate upon the consummation of the change in control (to the extent such awards are not exercised as of the change in control), or all options, stock appreciation rights, restricted stock and stock units will be cashed out or redeemed for securities of equivalent value before the change in control. In the case of performance awards denominated in stock, stock units or LTIP Units, if half or more of the performance period has lapsed, the performance award will be converted into restricted stock or stock units based on actual performance to date. If less than half of the performance period has lapsed, or if actual performance is not determinable, the performance award will be converted into restricted stock or stock units assuming target performance has been achieved. Other equity-based awards will be governed by the terms of the applicable award agreement. Each of the award agreements related to the 28,000 LTIP Units issued to certain of our directors on February 4, 2015 provides that the underlying LTIP Units will vest 100% upon a change of control. We expect future LTIP Unit awards to our directors to include similar acceleration provisions.

Adjustments for Stock Dividends and Similar Events

Our Compensation, Nominating and Corporate Governance Committee will make appropriate adjustments in outstanding awards and the number of shares available for issuance under the 2015 Equity Incentive Plan, including the individual limitations on awards, to reflect stock splits and other similar events.

Section 162(m) of the Code

Section 162(m) of the Code limits publicly held companies such as us to an annual deduction for federal income tax purposes of $1 million for compensation paid to their covered employees. However, performance based compensation is excluded from this limitation. To the extent our Compensation, Nominating and Corporate Governance Committee deems appropriate, it will establish performance criteria and satisfy such other requirements as may be applicable in order to satisfy the requirements for performance-based compensation under Section 162(m) of the Code with respect to our covered employees, if any.

Amendment and Termination

Our board of directors may amend or terminate the 2015 Equity Incentive Plan at any time; provided that no amendment may adversely impair the benefits of a participant, without his or her consent, with respect to his or her outstanding awards. Our stockholders must approve any amendment if such approval is required by our board of directors or under applicable law or stock exchange requirements. Our stockholders also must approve any amendment that changes the no-repricing provisions of the 2015 Equity Incentive Plan. Unless terminated sooner by our board of directors or extended with stockholder approval, the 2015 Equity Incentive Plan will terminate on the tenth anniversary of its effective date.

2015 Employee Stock Purchase Plan

We have adopted the InfraREIT, Inc. Employee Stock Purchase Plan (ESPP) that will allow employees of Hunt Manager or its affiliates whose principal duties include the management and operation of our business to purchase shares of our common stock at a discount. Pursuant to the management agreement, Hunt Manager is obligated to fund all of the costs associated with the ESPP, including the funds necessary to purchase shares of our common stock in the open market pursuant to the plan. A total of 250,000 shares of common stock are reserved for sale and authorized for issuance under the ESPP.

Compensation Committee Interlocks and Insider Participation

None of the individuals who serve as a member of our Compensation, Nominating and Corporate Governance Committee has at any time been one of our executive officers or employees. None of the individuals who serve as our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 12, 2015, by: (i) each director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock. Except as otherwise noted, the address of the individuals below is c/o InfraREIT, Inc., 1807 Ross Avenue, 4th Floor, Dallas, TX 75201.

	Beneficial Ownership
Name of Beneficial Owner	Shares of Common Stock and/or OP Units (1)	Percentage of All Shares of Common Stock (2)	Percentage of All Shares of Common Stock and OP Units (3)
5% Holders
Hunt Consolidated, Inc. (4) (5)	16,839,973	29.4%	27.8%
John Hancock Life Insurance Company (U.S.A) (6)	5,576,235	12.8%	9.2%
Teachers Insurance and Annuity Association of America (7)	5,576,235	12.8%	9.2%
OpTrust N.A. Holdings Trust (8)	5,031,662	11.5%	8.3%
Marubeni Corporation (9)	4,344,127	9.3%	7.2%
Directors and Named Executive Officers
Hunter L. Hunt (5)	16,839,973	29.4%	27.8%
W. Kirk Baker (10)	290,636	*	*
David A. Campbell (11)	102,646	*	*
Brant Meleski (11)	51,323	*	*
Benjamin D. Nelson (12)	35,484	*	*
John Gates (13)	—	—	—
Storrow M. Gordon (13)	—	—	—
Trudy A. Harper (13)	—	—	—
Harold (Hal) R. Logan, Jr. (14)	5,632	*	*
Harvey Rosenblum (13)	—	—	—
Ellen C. Wolf (14)	5,632	*	*
All directors and executive officers as a group (11 persons)	16,886,527	29.5%	27.9%

*	Represents less than 1%.
(1)	Consists of shares of common stock and OP Units in our Operating Partnership.
(2)	Based on an aggregate of 43,565,495 shares of common stock are outstanding. In addition, in computing the percentage ownership of a person or group, we have assumed that the OP Units held by that person or the persons in the group have been exchanged for shares of common stock on a one-for-one basis and that those shares are outstanding but that no OP Units held by other persons have been exchanged for shares.
(3)	Assumes all OP Units, including LTIP Units, have been exchanged, one-for-one, for shares of common stock, and, following this exchange, there are an aggregate of 60,593,728 shares of common stock outstanding.
(4)	HCI is the beneficial owner of such shares of common stock and common units, which are held directly by its affiliates (Hunt Owners). Pursuant to the terms of the Operating Partnership’s partnership agreement, Hunt Owners may not exchange their common units for shares of common stock until February 4, 2016. HCI is deemed to beneficially own (i) 3,176,878 shares of common stock and (ii) 13,663,095 shares of common stock for which the common units held by Hunt Owners may be redeemed, at our option, in lieu of cash, on a one-for-one basis. HCI has informed us that, pursuant to internal Hunt incentive plans, all pecuniary interests in 1,569,106 common units held have been allocated to current and former employees of, or service providers to, Hunt Manager, Hunt Developer, Sharyland and other Hunt affiliates, including our Chairman and our executive officers. Although HCI no longer has pecuniary interest in these common units, its deemed beneficial ownership includes these common units because a Hunt Owner continues to share voting and investment power with respect to the allocated common units until such time as the common units are distributed to the incentive plan recipients. HCI has informed us that it may cause these allocated common units to be distributed to the plan participants, but we do not control the date of this distribution, which will occur in the discretion of HCI, and which may vary depending on the identity of the recipient of the related common units. The ownership limitation provisions included in the charter of InfraREIT, Inc. and in the partnership agreement of the Operating Partnership limit the Hunt Owners’ right to redeem common units. The address for HCI is 1900 N. Akard Street, Dallas, TX 75201.

(5)	Ray L. Hunt and Hunter L. Hunt, through one or more intermediaries, control HCI. By virtue of this relationship, they may be deemed to have or share beneficial ownership of securities beneficially owned by HCI. The address for each of Messrs. Hunt and Hunt is 1900 N. Akard Street, Dallas, TX 75201. Messrs. Hunt and Hunt expressly disclaim beneficial ownership of such securities, except to the extent of their pecuniary interest therein.
(6)	The address for John Hancock Life Insurance Company (U.S.A.) is c/o North American Corporate Finance Group, 197 Clarendon Street, C-2, Boston, MA 02116.
(7)	The address for Teachers Insurance and Annuity Association of America is 730 Third Avenue, 4th Floor, New York, NY 10017.
(8)	The address for OpTrust N.A. Holdings Trust is 130 King Street W., Suite 700, P.O. Box 197, Toronto, Ontario, M5X 1A6 Canada.
(9)	Consists of (i) 1,018,253 shares of common stock and (ii) 3,325,874 shares of common stock for which the 3,325,874 common units held by a wholly-owned subsidiary of Marubeni may be redeemed, at our option, in lieu of cash, on a one-for-one basis. The ownership limitation provisions included in the charter of InfraREIT, Inc. and in the partnership agreement of the Operating Partnership limit Marubeni’s right to redeem its common units. The address for Marubeni Corporation is 4-2, Ohtemachi 1-chome, Chiyodaku, Tokyo, 100-8088.
(10)	Consists of (i) 34,021 shares of common stock held directly by Mr. Baker and (ii) 256,615 shares of common stock underlying 256,615 common units that HCI has informed us have been allocated to Mr. Baker pursuant to an internal Hunt incentive plan. HCI has informed us that Mr. Baker is not the record owner of the common units, but that Mr. Baker holds all pecuniary interests in such common units, shares voting and investment control of such common units, is entitled to receive any distributions in respect of such common units and will be entitled, in some cases, to become the record owner of such common units on July 1, 2017 (or sooner, at the discretion of HCI). Does not include 4,000 LTIP Units, none of which will vest within 60 days of the date hereof.
(11)	Consists of shares of common stock underlying common units that HCI has informed us have been allocated to Messrs. Campbell and Meleski pursuant to an internal Hunt incentive plan. HCI has informed us that Messrs. Campbell and Meleski are not the record owner of these common units, but that such individuals hold all pecuniary interests in the applicable common units, share voting and investment control of such common units, are entitled to receive any distributions in respect of such common units and will be entitled, in some cases, to become the record owner of such common units on January 15, 2020 (or sooner, at the discretion of HCI).
(12)	Consists of (i) 1,269 shares of common stock held directly by Mr. Nelson and (ii) 34,215 shares of common stock underlying 34,215 common units that HCI has informed us have been allocated to Mr. Nelson pursuant to an internal Hunt incentive plan. HCI has informed us that Mr. Nelson is not the record owner of the common units, but that Mr. Nelson holds all pecuniary interests in such common units, shares voting and investment control of such common units, is entitled to receive any distributions in respect of such common units and will be entitled, in some cases, to become the record owner of such common units on July 1, 2017 or on or around January 15, 2020, as applicable (or sooner, at the discretion of HCI).
(13)	Does not include 4,000 LTIP Units held by each such director, none of which will vest within 60 days of the date hereof.
(14)	Consists of common units held by each of Mr. Logan and Ms. Wolf, as applicable, which may be redeemed, at our option, in lieu of cash, on a one-for-one basis. Does not include 4,000 LTIP Units held by each of Mr. Logan and Ms. Wolf, none of which will vest within 60 days of the date hereof.

Securities Authorized for Issuance Under Equity Compensation Plans

Prior to the consummation of our IPO, the 2015 Equity Incentive Plan and the ESPP were adopted by our pre-IPO board of directors and approved by a wholly-owned subsidiary of HCI, which was our sole stockholder at the time. The following table sets forth certain information regarding such plans:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans Excluding Securities Reflected in Column a))
Equity compensation plans approved by stockholders (1)	—	(2)	n/a	625,000
Equity compensation plans not approved by stockholders	—		n/a	—

Total	—	(2)	n/a	625,000

(1)	For more information about the 2015 Equity Incentive Plan and the ESPP, see the captions 2015 Equity Incentive Plan and 2015 Employee Stock Purchase Plan included in Item 11., Executive Compensation.
(2)	As of December 31, 2014, we did not have any outstanding awards under the 2015 Equity Incentive Plan and ESPP. However, as described above, in connection with the consummation of our IPO, we granted an aggregate of 28,000 LTIP Units to our directors, other than David A. Campbell and Hunter L. Hunt, on February 4, 2015.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Conflicts Committee

Our Conflicts Committee consists solely of members who are independent within the meaning of the NYSE listing standards. The Conflicts Committee reviews and advises the board of directors on specific matters that the board of directors believes may involve conflicts of interest. Our board of directors adopted a written Conflicts Committee charter which is available on our website.

We believe that Hunt’s shared alignment with our stockholders through Hunt’s ownership of equity in us and our Operating Partnership and the manner in which the incentive payment to Hunt Manager is calculated will help mitigate these conflicts of interests.

Related Party Transactions

Pre-IPO Transactions

Master Securityholders’ Agreement; Non-Competition

In connection with the formation transactions in 2010, InfraREIT, L.L.C. and our Operating Partnership entered into a master securityholders’ agreement with our founding investors, each of which currently is a beneficial owner of more than 5% of our common stock. The master securityholders’ agreement sets forth, among other things, the mechanics of capital contributions prior to our IPO, representation on the InfraREIT, L.L.C. board of directors and approval rights prior to our IPO and certain requirements for our IPO. Additionally, pursuant to the master securityholders’ agreement and a separate letter agreement with Hunt Developer and Hunt, and subject to certain exceptions, Hunt and its affiliates were subject to a non-competition provision prohibiting them from engaging in the business of making investments in T&D assets and leasing such T&D assets, other than through Hunt-InfraREIT’s investment in our Operating Partnership until the consummation of our IPO. The master securityholders’ agreement terminated upon consummation of our IPO on February 4, 2015.

Secondee Agreement

Also in connection with the formation transactions in 2010, InfraREIT, L.L.C. and our Operating Partnership entered into a secondee agreement with Marubeni Power International, Inc. (Marubeni Power), an affiliate of Marubeni, under which two employees of Marubeni Power provided services to Hunt Manager. For the year ended December 31, 2014, we made payments to Marubeni Power of less than $0.1 million under the secondee agreement. This agreement terminated upon the consummation of our IPO on February 4, 2015.

Prior Operating Partnership Agreement

Prior to our IPO and Merger, InfraREIT, L.L.C. was the sole general partner of our Operating Partnership pursuant to the amended and restated agreement of limited partnership with Hunt-InfraREIT. In connection with the formation transactions in 2010, our Operating Partnership agreed to issue up to $82.5 million of capital account credit to Hunt-InfraREIT, pro rata, as we funded the first $737.0 million of cash expenditures on our CREZ project. In addition, our Operating Partnership also agreed to issue to Hunt-InfraREIT deemed capital credits in an amount equal to 5% of our capital expenditures on certain development projects, including AFUDC. Through December 31, 2014, the Operating Partnership had issued Hunt-InfraREIT an aggregate of $73.6 million of capital account credits in respect of these obligations, $71.4 million of which was issued in respect of CREZ related expenditures and $2.2 million of which was issued in respect of expenditures related to the Railroad DC Tie.

Upon completion of our IPO, our Operating Partnership issued Hunt-InfraREIT an accelerated deemed capital credit equal to 983,418 Class A OP Units, which settled our contingent obligation to Hunt-InfraREIT, and our Operating Partnership’s partnership agreement was amended and restated as described in Partnership Agreement of the Operating Partnership under the caption Other Agreements or Transactions below.

Loan to InfraREIT, Inc.

Pursuant to a promissory note dated November 20, 2014, HCI loaned $1.0 million to InfraREIT, Inc. The proceeds from this promissory note were used to purchase stock in publically traded REITs prior to our IPO. The promissory note bore interest at 2.5%, compounded annually, and was repaid in full on February 4, 2015 upon the completion of our IPO. We have disposed of these publicly traded securities and do not expect to invest in other publicly traded securities in the future.

Transfer of ROFO Project Assets

Our subsidiary, SDTS, previously transferred the assets related to the Cross Valley transmission line project to a newly formed subsidiary (CV Project Entity, L.L.C.) that was, initially, wholly owned by SDTS. On January 15, 2015, SDTS sold all of the equity in CV Project Entity, L.L.C. to a newly formed development company owned by Hunt and certain of our founding investors for cash of $34.2 million, which equaled the rate base of the project on the date of transfer plus reimbursement of out of pocket expenses associated with the project financing. Also effective January 15, 2015, SDTS transferred all of the assets related to the GSEC interconnection project to Hunt for cash of $7.0 million, which equaled the rate base of the project on the date of transfer. Hunt has informed us that it intends to permit our founding investors to invest equity in the project. Each of the Cross Valley transmission line project and the GSEC interconnection project is a ROFO Project that Hunt is required to offer to us at least 90 days before it is placed in service. See Development Agreement under the caption Continuing Commercial Arrangements below.

Reorganization Transactions

In connection with our IPO, we engaged in Reorganization transactions with Hunt and our other pre-IPO investors. The principal agreements related to the Reorganization included those listed below.

Merger and Transaction Agreement

On January 29, 2015, InfraREIT, Inc. entered into a merger and transaction agreement with our Operating Partnership and InfraREIT, L.L.C, which generally set forth the steps to be taken in connection with our Reorganization. Pursuant to the merger and transaction agreement, immediately following the closing of our IPO, InfraREIT, L.L.C. merged with and into InfraREIT, Inc. and (1) holders of 8,000,000 common shares of InfraREIT, L.L.C. received cash consideration of $21.551 (representing the per share IPO price less the underwriting discounts and commissions and the underwriting structuring fee), (2) holders of 19,617,755 common shares of InfraREIT, L.L.C. received 19,617,755 shares of our Class A common stock and (3) holders of 25,145 Class C shares of InfraREIT, L.L.C. received 25,145 shares of our Class C common stock.

Structuring Fee Agreement

In connection with the IPO, on January 29, 2015, InfraREIT, Inc. entered into a structuring fee agreement with Hunt-InfraREIT. Pursuant to the structuring fee agreement, we issued 1,700,000 shares of our common stock to Hunt-InfraREIT as a one-time reorganization advisory fee immediately prior to the effectiveness of our Registration Statement on Form S-11 in consideration for Hunt’s restructuring assistance in connection with our Reorganization and IPO.

Trust Purchase Agreement

In connection with our IPO, on January 29, 2015, InfraREIT, Inc. entered into a share purchase agreement with Westwood Trust, pursuant to which, concurrently with the Merger on February 4, 2015, InfraREIT, Inc. purchased the 6,242,999 common shares in InfraREIT, L.L.C. held by Westwood Trust in consideration for the issuance of a promissory note in the principal amount of $66.5 (ES Note). Westwood Trust then immediately transferred the ES Note to MC Transmission (at the direction of Marubeni Corporation) in compliance with InfraREIT, L.L.C.’s governing documents.

Redemption Agreement

In connection with our IPO, on January 29, 2015, InfraREIT, Inc. entered into a redemption agreement with Hunt-InfraREIT, pursuant to which InfraREIT agreed to satisfy Hunt-InfraREIT’s election to redeem 1,551,878 Class A OP Units in exchange for the issuance of 1,551,878 shares of our common stock, which we issued to Hunt-InfraREIT immediately following the consummation of our IPO on February 4, 2015.

Unit Subscription Agreement

In connection with our IPO, on January 29, 2015, InfraREIT, Inc. and our Operating Partnership entered into a unit subscription agreement with MC Transmission, pursuant to which MC Transmission purchased 3,325,874 common units from our Operating Partnership immediately following the consummation of the Merger on February 4, 2015 in exchange for the assignment of the ES Note to our Operating Partnership.

Release Agreement

In connection with our IPO, on January 29, 2015, InfraREIT, Inc., our Operating Partnership and InfraREIT, L.L.C. entered into a general release agreement with Hunt Developer and our founding investors, pursuant to which, effective upon the consummation of the Merger on February 4, 2015, each party to the release agreement agreed to release certain claims against certain other parties and their affiliates arising out of the events giving rise to the transfer of common shares of InfraREIT, L.L.C. previously held by Marubeni to a trust for the benefit of a charitable beneficiary.

Waterfall Transactions

On March 9, 2015, pursuant to the Operating Partnership’s partnership agreement, the Operating Partnership issued 2,329,283 common units to Hunt-lnfraREIT, and an equal number of shares of our Class A common stock and Class C common stock held by our pre-IPO investors were canceled. This issuance and cancellation settled the carried interest obligation owed by our pre-IPO investors to Hunt-InfraREIT pursuant to the investment documents entered into by the parties in 2010.

Legal Expense Reimbursement

In connection with our IPO, Reorganization and related transactions, we incurred an aggregate of approximately $4.9 million of legal fees at December 31, 2014, a portion of which was or will be paid to reimburse Hunt and its affiliates, our founding investors and our independent directors for legal expenses they incurred in connection with such transactions. This legal expense reimbursement relates to the fees and expenses of outside counsel incurred by those parties and was negotiated separately from the reorganization advisory fee that we paid Hunt-InfraREIT in connection with the reorganization advisory services provided to us in connection with the IPO.

Continuing Commercial Arrangements

Hunt indirectly owns Hunt Manager, Hunt Developer and Hunt-InfraREIT, which is deemed to be a beneficial owner of more than 5% of our common stock as a result of its ownership of OP Units. Ray L. Hunt and Hunter L. Hunt may each also be deemed to be a beneficial owner of more than 5% of our common stock through their indirect control of Hunt. Additionally, Sharyland, our sole tenant, is privately owned by Hunter L. Hunt and other members of the family of Ray L. Hunt and is controlled by Hunter L. Hunt. Hunt will control the compensation of our officers and the employees of Hunt Manager and has granted, and may in the future grant, compensation or awards that are based upon the performance of Hunt Manager, Hunt or Sharyland. As a result, our officers and other employees of Hunt Manager may benefit from the payment of fees by us under the management agreement, from our acquisition of ROFO Projects from Hunt and from the performance of Sharyland.

W. Kirk Baker, who is the Chairman of our board of directors, was previously a Hunt executive officer and participates in various Hunt benefit and incentive programs, and as such may be deemed to have a material interest in the transactions to which a Hunt-affiliated entity is a party. Our executive officers are also executive officers of various Hunt-affiliated entities and also participate in various Hunt benefit and incentive plans and programs, and as such may be deemed to have a material interest in the transactions to which a Hunt-affiliated entity is a party. Neither Mr. Baker nor any of our executive officers own a beneficial interest in Hunt, but they do participate in various Hunt benefit and incentive plans pursuant to which, Hunt has informed us, certain OP Units have been allocated to the participants (plan participants), including Mr. Baker and our executive officers. A Hunt affiliate remains the record owner of the OP Units; however, Hunt has informed us that the plan participants will share voting and investment power over the OP Units with Hunt and will hold the pecuniary interest in the OP Units and, as such, be entitled to any distributions that our Operating Partnership makes after our IPO in respect of those OP Units. See Item 12., Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. Hunt has also informed us that it may take into account the transactions described above and our IPO when evaluating the performance and compensation of Mr. Baker or our executive officers, but that the transactions described above will not have an impact that is material to Mr. Baker or any of our executive officers under any Hunt benefit and incentive programs other than the incentive plans described above.

Management Agreement

We are externally managed by Hunt Manager pursuant to a management agreement under which Hunt Manager manages our day-to-day operations, subject to oversight from our board of directors. For the year ended December 31, 2014, Hunt Manager earned $10.0 million of fees under the management agreement. In connection with our IPO, we entered into a new management agreement which became effective upon the closing on February 4, 2015.

Under the management agreement, Hunt Manager is responsible for presenting to us and managing our investment opportunities, conducting our investor relations, implementing our financial policies and practices and generally administering our day-to-day operations. Hunt Manager is required to provide us with a management team, including a chief executive officer, president and chief financial officer, along with appropriate support personnel, to provide management services to it. The members of our management team are required to devote such time to their management of us as is necessary and appropriate, commensurate with their level of activity, but are otherwise permitted to engage in other activities unrelated to our business, including rendering services similar to those provided to us pursuant to the management agreement or investing in, or rendering advisory services to others investing in, acquisitions of assets that would meet our principal investment objectives.

We will pay Hunt Manager an annual base fee of $10.0 million through April 1, 2015. Effective as of April 1, 2015, the annual base fee will be adjusted to $13.1 million. The base fee for each twelve month period beginning on April 1, 2016 and each April 1 thereafter will equal 1.50% of our total equity as reflected on our consolidated balance sheet (including non-controlling interest) as of December 31 of the immediately preceding year, subject to a $30.0 million cap, unless a greater amount is approved by a majority of our independent directors (or a committee comprised solely of independent directors).

We will pay Hunt Manager an incentive payment, payable quarterly, equal to 20% of quarterly per OP Unit distributions (inclusive of the incentive payment) in excess of $0.27 per quarter. For purposes of calculating the incentive payment, distributions in excess of 100% of our cash available for distribution will not be included in the calculation. Cash available for distribution, as defined in the management agreement, is an amount equal to (A) net income before noncontrolling interest, plus (B) depreciation, plus (C) amortization of deferred financing costs, if any, minus (D) AFUDC equity, minus (E) capital expenditures necessary to maintain net assets, subject to adjustments to eliminate the impact of certain other non-cash items. For purposes of calculating cash available for distribution, capital expenditures necessary to maintain net assets are equal to the amount of depreciation expense. The non-cash adjustments to be made include additions or subtractions related to (1) the effect of our percentage rent calculation method, which represents the difference between the quarterly cash payments due on percentage rent and the revenue included in net income; (2) the effect of straight-line rents, which represents the difference between the timing of cash based rent payments and the recognition of base rent revenue in accordance with U.S. GAAP; (3) the fair value adjustment of balance sheet items such as contingent consideration and hedges; (4) non-cash equity compensation; (5) goodwill impairment; and (6) subject to the approval of the audit committee of our board of directors, such other adjustments as Hunt Manager may recommend from time to time to give effect to the intent in the calculation of cash available for distribution under the management agreement or to reflect changes in our public reporting practices.

We will reimburse Hunt Manager for all third-party expenses incurred on our behalf or otherwise in connection with the operation of our business, other than: compensation expenses related to Hunt Manager’s personnel (including our officers), occupancy costs incurred by Hunt Manager related to its place of business, time or project based billing for work done by Hunt affiliates, travel and expenses for Hunt Manager’s employees, fees or costs associated with professional service organizations, publications, periodicals, professional development or related matters for Hunt Manager employees and income or franchise taxes payable by Hunt Manager, all of which will be the exclusive responsibility of Hunt Manager. Additionally, we are required to include Hunt Manager and its affiliates under our directors and officers insurance policy, including professional liability coverage, with limits of at least $50.0 million. In the event that Hunt Manager requests that additional professional liability insurance be purchased and added to our policy, Hunt Manager will bear any additional premium costs.

The term of the management agreement will expire December 31, 2019, except that it will automatically renew for successive five year terms unless a majority of our independent directors decides to terminate the agreement. If our independent directors decide to terminate the agreement, we must give Hunt Manager notice of the termination at least one year in advance of the scheduled termination date and pay Hunt Manager a termination fee, in cash or equity, at our election, in an amount equal to three times the most recent annualized base management fee and incentive payment amount. If we elect to pay the termination fee in equity, the fee will be paid in OP Units, which will be issued five days after the effective date of termination, with the number of OP Units based on the volume weighted average price of our common stock during the 10 trading day period that precedes such effective date of termination.

We will also have the right to terminate the management agreement at any time for cause (as defined in the management agreement), and Hunt Manager may terminate the agreement at any time upon 365 days’ prior notice to us, provided that Hunt Manager may not terminate the agreement effective before December 31, 2019. In these circumstances, the termination fee would not be owed to Hunt Manager.

Development Agreement

Pursuant to the development agreement with Hunt Developer and Sharyland, we have the exclusive right to continue to fund the construction of Footprint Projects, and Hunt and its affiliates have the right to fund the development and construction of the ROFO Projects during the term of the development agreement. Once a ROFO Project is acquired and the applicable T&D assets are added to our rate base, most future additions to those T&D assets would be considered a Footprint Project.

Our development agreement requires Hunt to offer ROFO Projects to us at least 90 days prior to the date on which such assets are expected to be placed in service. Hunt’s offer will include price, form of consideration and other material terms of the proposed transaction, and delivery of the offer will commence a 75-day negotiation period. Following this period, if we are unable to reach an agreement on the terms of such purchase with Hunt and the investors in the project, they may, during the following 18 months, transfer the ROFO Project to a third party, but only on terms and conditions generally no more favorable to such third party than those offered by Hunt to us.

Additionally, under the terms of our development agreement, we are required to give Sharyland a right of first offer to lease any assets we acquire or develop, subject to limited exceptions. If we and Sharyland are unable to agree on lease terms, we will only be able to lease the assets to other tenants on terms that are more favorable to us than Sharyland’s best offer.

The development agreement is coterminous with the management agreement, and our rights under the development agreement will expire effective upon the termination of the management agreement.

Several of our significant existing investors, including Hunt and our founding investors, may own interests in ROFO Projects that we may acquire pursuant to the development agreement and therefore may benefit from any consideration that we pay in connection with our acquisition of these projects.

Leases with Sharyland

We lease our T&D assets to Sharyland or a Sharyland subsidiary under five separate lease agreements. For the year ended December 31, 2014, we recognized revenue from Sharyland in an amount equal to $134.4 million. For the year ended December 31, 2014, we funded capital expenditures under the lease agreements in an amount equal to $183.4 million, including the capital expenditures related to the Cross Valley transmission line project and the GSEC interconnection project. These numbers exclude capital expenditures related to our CREZ construction project, because those capital expenditures were funded directly by SPLLC rather than through Sharyland. These numbers also exclude payments made directly to third-party vendors of SDTS. An aggregate of $29.0 million of capital expenditures funder under our leases during the year ended December 31, 2014 related to the Cross Valley transmission line project and the GSEC interconnection project, which SDTS subsequently transferred to Hunt or a Hunt affiliate. See Transfer of ROFO Project Assets under the caption Pre-IPO Transactions above.

License Agreement

We have a perpetual, non-exclusive license from Hunt Manager to use certain methods, processes, trade secrets and other intellectual property rights utilized in managing and operating our assets. We do not pay a separate fee to Hunt Manager under the license agreement.

Intellectual Property Assignment Agreement

In December 2014, we entered into an intellectual property assignment agreement with Hunt Manager pursuant to which Hunt Manager transferred to us any and all intellectual property rights to the InfraREIT name and to our website address. We did not pay a separate fee to Hunt Manager under the intellectual property assignment agreement.

Other Agreements or Transactions

Registration Rights

On January 29, 2015, we entered into an amended and restated registration rights agreement (Registration Rights Agreement) with certain of our pre-IPO investors (including our founding investors, W. Kirk Baker, who is the Chairman of our board of directors, and Benjamin D. Nelson, who is our Senior Vice President and General Counsel), which became effective upon the closing of our IPO. The Registration Rights Agreement provides for rights relating to the registration of such parties’ shares of our common stock. Subject to certain limitations, we have agreed to use reasonable efforts to register these shares on the first anniversary of the completion of our IPO or as soon as possible thereafter which would allow all or part of the shares covered by the Registration Rights Agreement to be registered. We have also agreed to effect up to four underwritten offerings upon notice by parties holding at least 10% of the securities subject to the Registration Rights Agreement, subject to certain limitations.

Lock-Up Agreement with InfraREIT, Inc.

We have entered into a lock-up agreement with Hunt-InfraREIT and Hunt, which became effective upon the consummation of our IPO on February 4, 2015, pursuant to which Hunt agreed with us that it will not transfer or sell 100% of its equity in us and our Operating Partnership that it holds after the consummation of our IPO and Reorganization until the one-year anniversary of the closing of our IPO, which is February 4, 2016. After February 4, 2016, this lock-up will continue to apply to 80% of such equity until the three-year anniversary of the closing of our IPO, which is February 4, 2018. After February 4, 2018, this lock-up will continue to apply to 50% of such equity through the five-year anniversary of the closing of our IPO, which is February 4, 2020. Hunt was permitted to transfer 75,000 shares of common stock it received as a restructuring advisory fee as part of the Reorganization. Each of these lock-up arrangements is also subject to exceptions permitting Hunt to transfer its equity to affiliates, employees and service providers, except that Hunt cannot transfer a number of shares of common stock or OP Units that exceeds 20% of the number of shares of our common stock and OP Units it held as of March 9, 2015 following the Reorganization transactions. Furthermore, in some circumstances, the transferee must assume the applicable lock-up restrictions. Hunt’s lock-up agreement with us will terminate upon the termination or nonrenewal of the management agreement and development agreement. Hunt has informed us that it currently intends to hold a substantial portion of its equity in us for the foreseeable future.

Partnership Agreement of the Operating Partnership

As described above, upon the consummation of the Merger, InfraREIT, Inc. succeeded InfraREIT, L.L.C. as general partner of our Operating Partnership and the partnership agreement of our Operating Partnership was amended and restated. On March 10, 2015, a third amended and restated agreement of limited partnership became effective. All of our assets are held by, and all of our business activities, including all activities pertaining to the acquisition or disposition of properties, are conducted through our Operating Partnership, either directly or through its subsidiaries.

Hunt affiliates and MC Transmission are each limited partners in our Operating Partnership. In addition, each of our directors, other than David A. Campbell and Hunter L. Hunt, are also limited partners by virtue of the OP Units they have received as compensation for their service as members of the board of directors of InfraREIT, L.L.C. (prior to the Merger) or our board of directors (upon consummation of our IPO), as applicable. Subject to any contractual lock-up provisions and a one year holding period (or six months with respect to MC Transmission) required by the partnership agreement, a limited partner of our Operating Partnership may at any time require us to redeem the OP Units it holds for cash at a per OP Unit value equal to the 10 day trailing trading average of a share of our common stock at the time of the requested redemption. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption right may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter

Ownership of Sharyland Distribution & Transmission Services, L.L.C.; Delegation Agreement

Together with Sharyland, TDC owns SDTS. SDTS owns, either directly or through wholly-owned subsidiaries, all of our T&D assets. Pursuant to the third amended and restated company agreement with SDTS, Sharyland is the managing member of SDTS, and as such has exclusive power and authority to manage and control SDTS, subject to certain actions that require TDC’s consent, including renewing or entering into new leases, acquiring assets or projects, selling assets, incurring indebtedness, approving annual business plans or material amendments thereto, making expenditures outside of approved business plans (subject to a 5% cushion), appointing or removing outside auditors, changing accounting methods, entering into transactions with Sharyland, effecting mergers or consolidations, filing bankruptcy petitions, initiating or settling material litigation or administrative proceedings and other matters.

In addition, in connection with our IPO, we entered into a delegation with Sharyland pursuant to which Sharyland delegated certain of Sharyland’s management rights to us. Under this agreement, Sharyland expressly reserves certain rights related to the management of SDTS, including the right to cause SDTS to fund its obligations under the leases if we fail to do so. Subject to this reservation, the delegation agreement generally gives us primary responsibility for raising equity and debt capital for SDTS and its subsidiaries, opening bank accounts, preparing and obtaining approval for annual business plans (with Sharyland’s assistance), managing external auditor and law firm relationships, preparing financial statements, communicating with external equity and debt financing sources, acting as the tax matters partner of SDTS and other day to day operational matters. The delegation agreement also delegates to us the right to elect officers of SDTS to carry out the responsibilities and obligations delegated to us pursuant to the delegation agreement, provided that we have agreed that one designee from Sharyland will be elected as a senior vice president of SDTS. In this respect, we have elected Mark Caskey, the President of Sharyland, as a senior vice president of SDTS. Additionally, the delegation agreement gives us the right to direct Sharyland to file a rate case proceeding.

Conflicts of Interest

Our board of directors has adopted policies and procedures designed to protect our stockholders against conflicts of interest. These policies and procedures, among other things, require the approval of our Conflicts Committee for ROFO Project acquisition and for certain decisions related to our leases, the development agreement and the management agreement, including negotiations with Sharyland regarding lease renewals, including the renewal of the S/B/C Lease upon its expiration on December 31, 2015.

Our Conflicts Committee consists solely of members who are independent within the meaning of the NYSE listing standards. Our Conflicts Committee will evaluate whether we should acquire an offered ROFO Project based on whether it believes that the acquisition will be in our best interests taking into account the offered price and its analysis of the fair market value of the project. We expect the purchase price for any ROFO Projects will be negotiated by our Conflicts Committee and Hunt and will be based on a number of factors, such as the cash flow and rate base for the assets, market conditions, potential for incremental Footprint Projects, whether lease terms have been negotiated with Sharyland or another tenant, and the regulatory return we expect the assets will earn. We cannot assure you that these policies and provisions of law will always be successful in eliminating or minimizing the influence of such conflicts of interest, and if they are not successful, decisions could be made that might fail to reflect fully the interests of stockholders.

Indemnification

In our charter and bylaws we have agreed to indemnify our directors and certain of our officers by providing, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under the MGCL and our bylaws. Notwithstanding the foregoing, the indemnification provisions shall not protect any officer or director from liability to us or our stockholders: (1) as a result of any action or omission of the director or officer was material to the matter giving rise to the proceeding and (a) was committed in bad faith or (b) was the result of active and deliberate dishonesty; (2) where the director or officer actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.

Pursuant to the management agreement, Hunt Manager does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Hunt Manager maintains a contractual, as opposed to a fiduciary, relationship with us. However, to the extent that officers of Hunt Manager also serve as our officers or officers of any of our subsidiaries, such officers will owe us or the subsidiary, as applicable, duties under Maryland law in their capacity as our officers. Under the terms of the management agreement, Hunt Manager, its affiliates and their respective officers, directors, stockholders and employees will not be liable to us, our directors, our stockholders or any partners of our Operating Partnership for acts or omissions performed in accordance with and pursuant to the management agreement, except where such liability arises as a result of acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of their duties under the management agreement. We have agreed to indemnify Hunt Manager, its affiliates and each of their respective officers, directors, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with its business and operations or any action taken or omitted on its behalf pursuant to authority granted by the management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of their duties under the management agreement. Hunt Manager has agreed to indemnify us and each of our officers, directors, employees and agents from and against any claims or liabilities arising out of or in connection with acts of Hunt Manager constituting gross negligence, willful misconduct, bad faith or reckless disregard of their duties under the management agreement or any claims by Hunt Manager’s employees relating to the terms and conditions of their employment by Hunt Manager. However, neither Hunt Manager’s affiliates nor any of their respective stockholders, partners, members, managers, officers, directors, employees, agents or representatives will have personal liability for any of the foregoing acts.

Board Determination of Independence

For information related to our board of directors determination of independence, see the caption Board Determination of Independence in Item 10., Directors, Executive Officers and Corporate Governance.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

As described above, immediately following the consummation of our IPO on February 4, 2015, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc., with InfraREIT, Inc. as the surviving entity. Because InfraREIT, Inc.’s historical financial operating results prior to the Merger primarily reflect costs related to a Private Letter Ruling from the Internal Revenue Service in 2006 and accounting services in 2014, we include in this Annual Report on Form 10-K separate historical financial statements of both InfraREIT, Inc. and InfraREIT, L.L.C. KPMG served as the principal accountant for InfraREIT, Inc. for the years ended December 31, 2014 and 2013. The following table represents the total amount of fees billed to InfraREIT, Inc. by KPMG in such capacity:

	Years Ended December 31,
(In thousands)	2014	2013
Audit fees	$138	$—

Total	$138	$—

EY served as the principal accountant for InfraREIT, L.L.C. for the years ended December 31, 2014 and 2013. The following table represents the total amount of fees billed to InfraREIT, L.L.C. by EY in such capacity:

	Years Ended December 31,
(In thousands)	2014	2013
Audit fees	$1,237	$775
Tax fees	710	17

Total	$1,947	$792

Audit Fees

Audit fees consisted of the aggregate fees, including expenses, billed in connection with the audits of our annual financial statements and quarterly financial reviews, IPO and services that are normally provided by the independent registered public accounting firm.

Audit-Related Fees

Audit-related fees would consisted of the aggregate fees, including expenses, billed in the respective year for assurance and related services and are not reported under “Audit Fees.”

Tax Fees

Tax fees consisted of the aggregate fees, including expenses, billed in the respective year for professional services rendered for income tax compliance, tax advice and tax planning.

All Other Fees

All Other Fees would consist of fees billed in the respective year for products and services other than services reported above.

Pre-Approval Policy and Procedures

The fees described above were incurred before our IPO and were not approved under any pre-approval policy. Our Audit Committee charter, adopted in connection with our IPO, requires that our Audit Committee pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm, subject to, and in compliance with, the de minimis exception for non-audit services described in Section 10A(i)(l)(B) of the Securities Act and the applicable rules and regulations of the SEC. At a March 2015 Audit Committee meeting, the Audit Committee pre-approved various EY audit and tax services and delegated pre-approval to the Chair of the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents files as part of report on Form 10-K

The following documents are filed as part of this report on Form 10-K.

1.	Financial Statements

See Index to Consolidated Financial Statement on page F-1 of this Form 10-K.

2.	Financial Statement Schedules

See Index to Consolidated Financial Statement on page F-1 of this Form 10-K.

3.	Exhibits

Exhibit Number	Description

2.1	—	Merger and Transaction Agreement dated as of January 29, 2015 among InfraREIT, L.L.C., InfraREIT, Inc. and InfraREIT Partners, LP (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

3.4	—	Articles of Restatement of the Registrant (filed as exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 9, 2015 and filed March 10, 2015 and incorporated herein by reference).

3.5	—	Amended and Restated Bylaws of the Registrant (filed as exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

4.1	—	Form of Certificate of Common Stock of the Registrant (filed as exhibit 4.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.1	—	Third Amended and Restated Agreement of Limited Partnership of InfraREIT Partners, LP, dated as of March 10, 2015, among the Registrant, Hunt-InfraREIT, L.L.C. and the other persons whose names are set forth on the partner registry as limited partners (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2015 and filed March 9, 2015 and incorporated herein by reference).

10.2	—	Third Amended and Restated Company Agreement of Sharyland Distribution & Transmission Services, L.L.C., dated as of January 29, 2015, between Sharyland Utilities, L.P. and Transmission and Distribution Company, L.L.C. (filed as exhibit 10.11 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.3	—	Development Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP, Hunt-InfraREIT, L.L.C. and Hunt Transmission Services, L.L.C. (filed as exhibit 10.7 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.4	—	Management Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP and Hunt Utility Services, L.L.C. (filed as exhibit 10.8 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.5	—	Delegation Agreement, dated as of January 29, 2015, between the Registrant and Sharyland Utilities, L.P. (filed as exhibit 10.7 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.6	—	Third Amended and Restated Master System Lease Agreement (McAllen Lease), dated December 1, 2014, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.7*	—	Eighth Amended and Restated Rent Supplement (McAllen Lease), dated March 13, 2015, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.8	—	Second Amended and Restated Lease Agreement (Stanton/Brady/Celeste Lease), dated December 1, 2014, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.9*	—	Eighth Amended and Restated Rent Supplement (Stanton/Brady/Celeste Lease), dated March 13, 2015, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.10	—	Third Amended and Restated Lease Agreement (Stanton Transmission Loop Lease), dated December 1, 2014, between SDTS FERC, L.L.C. and SU FERC, L.L.C. (filed as exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

Exhibit Number	Description

10.11	—	Fourth Amended and Restated Rent Supplement (Stanton Transmission Loop Lease), dated January 1, 2015, between SDTS FERC, L.L.C. and SU FERC, L.L.C. (filed as exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.12	—	Second Amended and Restated Lease Agreement (CREZ Lease), dated December 1, 2014, between Sharyland Projects, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.13*	—	Sixth Amended and Restated Rent Supplement (CREZ Lease), dated March 13, 2015, between Sharyland Projects, L.L.C. and Sharyland Utilities, L.P.

10.14	—	Lease Agreement (ERCOT Transmission Lease), dated December 1, 2014, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.15*	—	Third Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated March 13, 2015, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.16	—	Third Amended and Restated Credit Agreement, dated December 10, 2014, among Sharyland Distribution & Transmission Services, L.L.C., the several lenders from time to time parties thereto and Royal Bank of Canada, as administrative agent (filed as exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.17	—	Credit Agreement related to the CREZ project (CREZ Credit Agreement), dated June 20, 2011, among Sharyland Projects, L.L.C., the several lenders from time to time parties thereto and Société Generale, as administrative agent and collateral agent (filed as exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.18	—	Amendment No. 1 and Omnibus Amendment, dated October 11, 2011, to the CREZ Credit Agreement (filed as exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.19	—	Amendment No. 2 to CREZ Credit Agreement, and Omnibus Amendment, dated October 1, 2013, to the CREZ Credit Agreement (filed as exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.20	—	Amendment No. 3, dated May 29, 2014, to the CREZ Credit Agreement (filed as exhibit 10.21 to Amendment No 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.21	—	Amendment No. 4 and Consent to Credit Agreement and Amendment No. 1 to Security Agreement, dated December 11, 2014, amending the CREZ Credit Agreement (filed as exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.22	—	Credit Agreement, dated December 10, 2014, among InfraREIT Partners, LP, Bank of America, N.A., as administrative agent and L/C issuer and the other lenders party thereto (filed as exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.23	—	Amended and Restated Note Purchase Agreement, dated July 13, 2010 (2010 SDTS NPA), between Sharyland Distribution & Transmission Services, L.L.C. and The Prudential Insurance Company of America (filed as exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

Exhibit Number	Description

10.24	—	First Amendment, dated June 9, 2011, to the 2010 SDTS NPA (filed as exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.25	—	Second Amendment, dated October 15, 2013, to the 2010 SDTS NPA (filed as exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.26	—	Third Amendment, Direction and Waiver, dated December 10, 2014, to the 2010 SDTS NPA (filed as exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.27	—	Amended and Restated Note Purchase Agreement, dated July 13, 2010 (the “TDC NPA”), among Transmission and Distribution Company, L.L.C., The Prudential Insurance Company of America, PRUCO Life Insurance Company and Prudential Retirement Insurance and Annuity Company (filed as exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.28	—	First Amendment, dated June 9, 2011, to the TDC NPA (filed as exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.29	—	Second Amendment, dated December 10, 2014, to the TDC NPA (filed as exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.30	—	Amended and Restated Note Purchase Agreement, dated September 14, 2010 (the “2009 SDTS NPA”), among Sharyland Distribution & Transmission Services, L.L.C., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (filed as exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.31	—	First Amendment, dated June 9, 2011, to the 2009 SDTS NPA (filed as exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.32	—	Second Amendment, dated October 15, 2013, to the 2009 SDTS NPA (filed as exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.33	—	Third Amendment, Direction and Waiver, dated December 10, 2014, to the 2009 SDTS NPA (filed as exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.34	—	InfraREIT, Inc. Amended and Restated Registration Rights and Lock-Up Agreement, among the Registrant and each of the persons listed on Schedule A thereto (filed as exhibit 10.9 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.35	—	Lock-Up Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP, Hunt-InfraREIT, L.L.C. and Hunt Consolidated, Inc. (filed as exhibit 10.10 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.36	—	License Agreement, dated November 23, 2010, between Hunt Utility Services, LLC (formerly known as Energy Infrastructure Alliance of America, L.L.C.), InfraREIT, L.L.C. (formerly known as Electric Infrastructure Alliance of America, L.L.C.) and InfraREIT Partners, LP (formerly known as Electric Infrastructure Alliance of America, L.P.) (filed as exhibit 10.37 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

Exhibit Number	Description

10.37	—	Intellectual Property Assignment Agreement, dated December 1, 2014, between the Registrant and Hunt Utility Services, LLC (filed as exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.38+	—	Form of Director and Officer Indemnification Agreement (filed as exhibit 10.39 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.39	—	Share Purchase Agreement, dated as of January 29, 2015, among the Registrant and Westwood Trust, as trustee (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.40	—	Structuring Fee Agreement, dated as of January 29, 2015, between the Registrant and Hunt-InfraREIT, L.L.C. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.41	—	Redemption Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP and Hunt-InfraREIT, L.L.C. (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.42	—	Redemption Agreement, dated as of January 29, 2015, between the Registrant and InfraREIT Partners, LP (filed as exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.43	—	Unit Subscription Agreement, dated as of January 29, 2015, between InfraREIT Partners, LP and MC Transmission Holdings, Inc. (filed as exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.44	—	General Release Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT, L.L.C., InfraREIT Partners, LP, Hunt Transmission Services, L.L.C., Marubeni Corporation, John Hancock Life Insurance Company (U.S.A.), OpTrust Infrastructure N.A. Inc., OpTrust N.A. Holdings Trust and Teachers Insurance and Annuity Association of America (filed as exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.45	—	Promissory Note, dated November 20, 2014, between the Registrant and Hunt Consolidated, Inc. (filed as exhibit 10.46 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.46+	—	InfraREIT, Inc. 2015 Equity Incentive Plan (filed as exhibit 10.47 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.47+	—	Form of Restricted Stock Unit Agreement (filed as exhibit 10.48 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.48+	—	Form of InfraREIT Partners, LP LTIP Unit Award Agreement (filed as exhibit 10.40 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.49*+	—	InfraREIT, Inc. 2015 Non-Qualified Employee Stock Purchase Plan.

21.1*	—	List of Subsidiaries of the Registrant

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit Number	Description

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of December 31, 2014 and 2013

*	Filed herewith.
+	As required by Item 15(a)(3), this exhibit is identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfraREIT, Inc.
(Registrant)

/s/ David A. Campbell
David A. Campbell
Date: March 18, 2015	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ W. Kirk Baker	Chairman of the Board of Directors	March 18, 2015
W. Kirk Baker

/s/ David A. Campbell	President, Chief Executive Officer	March 18, 2015
David A. Campbell	and Director (Principal Executive Officer)

/s/ Brant Meleski	Senior Vice President and Chief	March 18, 2015
Brant Meleski	Financial Officer (Principal Accounting and Financial Officer)

/s/ Hunter L. Hunt	Director	March 18, 2015
Hunter L. Hunt

/s/ John Gates	Director	March 18, 2015
John Gates

/s/ Storrow M. Gordon	Director	March 18, 2015
Storrow M. Gordon

/s/ Trudy A. Harper	Director	March 18, 2015
Trudy A. Harper

/s/ Harold R. Logan, Jr.	Director	March 18, 2015
Harold R. Logan, Jr.

/s/ Harvey Rosenblum	Director	March 18, 2015
Harvey Rosenblum

/s/ Ellen C. Wolf	Director	March 18, 2015
Ellen C. Wolf

InfraREIT, Inc.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

InfraREIT, Inc.:

We have audited the accompanying balance sheets of InfraREIT, Inc. as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfraREIT, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

March 18, 2015

InfraREIT, Inc.

BALANCE SHEETS

December 31, 2014 and 2013

(US Dollars, except share amounts)

	2014	2013
Assets
Current Assets
Cash and cash equivalents	$2,228	$—
Marketable securities	1,035,164	—
Prepaid expenses	52,500	—

Total Assets	$1,089,892	$—

Liabilities and Equity
Current Liabilities
Accounts payable	$137,600	$—
Accrued interest payable to affiliate	2,917	—
Note payable to affiliate	1,000,000	—

Total Current Liabilities	1,140,517	—
Commitments and contingencies
Stockholder’s Equity
Common stock, $1 par, 3,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	383,720	383,720
Accumulated deficit	(471,069)	(384,720)
Accumulated other comprehensive income	35,724	—

Total Stockholder’s Equity (Deficit)	(50,625)	—

Total Liabilities and Stockholder’s Equity	$1,089,892	$—

See accompanying notes to the financial statements.

InfraREIT, Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US Dollars)

	Year Ended December 31,
	2014	2013	2012
Dividend income	$1,668	$—	$—
Interest expense	(2,917)	—	—
General and administrative expense	(85,100)	—	(70)

Net Loss	(86,349)	—	(70)
Other comprehensive income
Other Comprehensive Income - unrealized gain on marketable securities	35,724	—	—

Comprehensive Loss	$(50,625)	$—	$(70)

Net loss per share:
Basic and diluted	$(86.35)	$—	$(0.07)

See accompanying notes to the financial statements.

InfraREIT, Inc.

STATEMENTS OF STOCKHOLDER’S EQUITY

(US Dollars, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	1,000	$1,000	$383,720	$(384,510)	$—	$210
Net loss	—	—	—	(70)	—	(70)
Dividends	—	—	—	(140)	—	(140)

Balance at December 31, 2012	1,000	1,000	383,720	(384,720)	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2013	1,000	1,000	383,720	(384,720)	—	—
Net loss	—	—	—	(86,349)	—	(86,349)
Comprehensive income - unrealized gain on marketable securities	—	—	—	—	35,724	35,724

Balance at December 31, 2014	1,000	$1,000	$383,720	$(471,069)	$35,724	$(50,625)

See accompanying notes to the financial statements.

InfraREIT, Inc.

STATEMENTS OF CASH FLOWS

(US Dollars)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(86,349)	$—	$(70)
Increase (decrease) in accounts payable	85,100	—	(45)
Increase in accrued interest payable to affiliate	2,917	—	—

Net cash provided (used) by operating activities	1,668	—	(115)
Net cash used by investing activities - purchase of marketable securities	(999,440)	—	—

Cash flows from financing activities
Proceeds from note payable	1,000,000	—	—
Dividends paid	—	—	(140)

Net cash provided (used) by financing activities	1,000,000	—	(140)
Net increase (decrease) in cash	2,228	—	(255)
Cash at beginning of year	—	—	255

Cash at end of year	$2,228	$—	$—

See accompanying notes to the financial statements.

InfraREIT, Inc.

NOTES TO THE FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

a)	Description of Business

InfraREIT, Inc. (the “Company”) was originally incorporated under the laws of Delaware in 2001 under the name Hunt Capital Corporation (“HCC”) as a wholly owned subsidiary of Hunt Consolidated, Inc. (“HCI”). In 2006, HCI contributed its ownership interest in HCC to one of its indirectly held wholly owned subsidiaries, Hunt Transmission Services, L.L.C. (“HTS”) at which time the Company’s name was changed to Hunt Electric Infrastructure Investments Corporation (“HEIIC”), In August 2014, HTS distributed its ownership in HEIIC to Hunt Equities Company (“HEC”). HEC is also an indirectly held wholly owned subsidiary of HCI. On September 29, 2014, the Company’s corporate registration was transferred to the state of Maryland and the Company changed its name to InfraREIT, Inc.

The Company has had virtually no activity since its formation until December 2014. During 2006, HTS incurred external legal and other professional costs totaling $382,020 in connection with obtaining a Private Letter Ruling (“PLR”) from the Internal Revenue Service which affirmed the Company’s position that certain electric transmission and distribution assets are considered to be real estate. Those costs have been pushed down to the Company in the form of a capital contribution and were recognized as expenses.

b)	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in major bank certificates of deposit and money market accounts.

c)	Marketable Securities

The Company’s investment in marketable securities consist of publically traded equity securities. The Company classifies its marketable investment securities as trading, available-for-sale and held-to-maturity. Management determines the appropriate classification at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s marketable securities are classified as available-for-sale at December 31, 2014.

Marketable securities classified as available-for-sale are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, are excluded from income and are reported as a separate component of accumulated other comprehensive income in stockholder’s equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary is charged to income, resulting in the establishment of a new cost basis for the security. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in income, while the rest of the fair-value loss is recognized in Accumulated Other Comprehensive Income (Loss). The credit loss component recognized in income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s cash-flow projections applying its base assumptions. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

d)	Income Taxes

The Company is not itself a taxable entity. Its operations are included in the consolidated federal income tax return of HCI’s parent company. Therefore, no provision from income taxes has been made.

2.	Marketable Securities

At December 31, 2014, the Company’s investments in marketable securities consisted of shares on common stock of entities that are listed on public exchanges. These cost of these securities was $999,440. There were no sales of marketable securities during the years ended 2014, 2013 and 2012.

3.	Prepaid Expenses

Prepaid expenses at December 31, 2014 represent professional fees incurred in connection with an anticipated public offering of the Company’s common stock (see Note 6). These costs include fees for accountants’ comfort letter and consents, among other things. Upon consummation of the offering, these costs will be netted against offering proceeds in additional paid-in capital.

4.	Fair Value Measurements

Accounting standards on fair-value measurement establish a framework for measuring fair value and stipulate disclosures about fair-value measurements. The standards apply to recurring and nonrecurring financial and nonfinancial assets and liabilities that require or permit fair-value measurements. Among the required disclosures is the fair-value hierarchy of inputs the Company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair-value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair-value measurement in its entirety.

The fair value of the Company’s investments in marketable securities is based on quoted prices in active markets and is classified as Level 1. The Company has no other assets or liabilities carried at fair value as of December 31, 2014 or 2013.

5.	Note Payable to Affiliate

On November 24, 2014, the Company borrowed $1,000,000 from HCI. The note accrued interest at 2.5 percent per year and is due on November 1, 2015.

6.	Subsequent Event

On January 12, 2015, the Company amended it charter to increase the number of authorized common shares from 3,000 to 450,000,000. In addition, the par value of the Company’s common stock was reduced from $1 per share to $0.01 per share.

In connection with the Offering, on January 29, 2015, the Company entered into a merger and transaction agreement, dated as of January 29, 2015 (the “Merger Agreement”), with InfraREIT Partners, L.P. (“the Operating Partnership”) and InfraREIT, L.L.C. (the “LLC”). Pursuant to the Merger Agreement, immediately following the closing of the Offering, the LLC merged with and into the Company (the “Merger”) and (1) holders of 8,000,000 common shares of the LLC received cash consideration of $21.551 (representing the IPO Price net of underwriting discounts and fees) for each such common share, (2) holders of the remaining 19,617,755 of the LLC’s common shares received one share of Class A common stock of the Company’s, par value $0.01 per share (“Class A Common Stock”), for each such common share and (3) holders of the 25,145 Class C shares of the LLC received one share of Class C common stock of the Registrant, par value $0.01 per share (“Class C Common Stock” and, together with the Class A Common Stock, the “Classified Stock”), for each such Class C common share. Upon consummation of the Merger, the Company is the surviving entity.

On February 4, 2015, the Company completed an initial public offering (the Offering) of 23,000,000 shares of its $.01 par value common stock to the public for $23 per share resulting in gross proceeds of $529,000,000, and net proceeds of approximately $323,200,000, after deducting $172,400,000 to fund the cash portion of the consideration issued in the Merger and underwriting discounts and the costs of the offering. A portion of the proceeds of the Offering was used to repay the $1,000,000 note payable to HCI along with all accrued interest. The Company has also disposed of the publically traded securities.

The Company has evaluated subsequent events from the balance sheet date through March 18, 2015, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

InfraREIT, L.L.C.

We have audited the accompanying consolidated balance sheets of InfraREIT, L.L.C. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, members’ capital and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InfraREIT, L.L.C. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas

March 18, 2015

InfraREIT, L.L.C.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$15,612	$7,746
Restricted cash	1,682	1,681
Due from affiliates	27,822	20,547
Inventory	7,393	6,577
Assets held for sale	41,211	4,882
Prepaids and other current assets	4,897	1,864

Total current assets	98,617	43,297

Electric Plant, net	1,227,146	1,104,377
Goodwill	138,384	138,384
Deferred Assets and Other Regulatory Assets, net	37,948	37,786
Investments	2,519	2,519

Total Assets	$1,504,614	$1,326,363

Liabilities and Members’ Capital
Current Liabilities
Accounts payable and accrued liabilities	$25,295	$39,628
Short-term borrowings	219,000	75,000
Current portion of long-term debt	19,234	4,777
Dividends and distributions payable	14,130	—
Fair value of derivative liabilities	—	844
Contingent consideration	27,378	—
Accrued taxes	2,359	1,454

Total current liabilities	307,396	121,703
Contingent Consideration	—	12,554
Long-Term Debt	610,522	627,913
Regulatory Liability	1,242	—

Total liabilities	919,160	762,170
Commitments and Contingencies (Note 15)
Members’ Capital
Members’ capital - 35,053,186 shares issued and outstanding as of December 31, 2014 and 2013	440,387	428,319
Accumulated other comprehensive loss	—	(610)

Total InfraREIT, L.L.C. members’ capital	440,387	427,709
Noncontrolling interest	145,067	136,484

Total members’ capital	585,454	564,193

Total Liabilities and Members’ Capital	$1,504,614	$1,326,363

See accompanying notes to the consolidated financial statements.

InfraREIT, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Lease revenue	$134,415	$73,193	$42,782

Operating costs and expenses
General and administrative expense	18,625	13,691	12,521
Depreciation	35,080	20,024	10,563

Total operating costs and expenses	53,705	33,715	23,084

Income from operations	80,710	39,478	19,698

Other (expense) income
Interest expense, net	(32,741)	(17,384)	(17,314)
Other (expense) income, net	(17,236)	20,932	14,520

Total other (expense) income	(49,977)	3,548	(2,794)

Income before income taxes	30,733	43,026	16,904
Income tax expense	953	616	336

Net income	29,780	42,410	16,568
Less: Net income attributable to noncontrolling interest	6,882	10,288	4,151

Net income attributable to InfraREIT, L.L.C.	$22,898	$32,122	$12,417

Net income attributable to InfraREIT, L.L.C. common shareholders per share:
Basic	$0.65	$1.07	$0.71

Diluted	$0.65	$1.07	$0.71

See accompanying notes to the consolidated financial statements.

InfraREIT, L.L.C.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$29,780	$42,410	$16,568
Change in fair value of cash flow hedging instrument	844	1,323	(1,174)

Comprehensive income	30,624	43,733	15,394
Comprehensive income attributable to noncontrolling interest	(7,116)	(10,611)	(3,869)

Comprehensive income attributable to InfraREIT, L.L.C.	$23,508	$33,122	$11,525

See accompanying notes to the consolidated financial statements.

InfraREIT, L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Members’ Capital	Accumulated Other Comprehensive Loss	Total InfraREIT, L.L.C. Members’ Capital	Noncontrolling Interest	Total Members’ Capital
Balance at December 31, 2011	$125,229	$(718)	$124,511	$57,090	$181,601
Members’ contributions	130,548	—	130,548	—	130,548
Noncontrolling interest contributions	—	—	—	2,460	2,460
Dividends	(9,252)	—	(9,252)	(2,923)	(12,175)
Change in fair value of cash flow hedging instrument	—	(892)	(892)	(282)	(1,174)
Net income attributable to InfraREIT, L.L.C.	12,417	—	12,417	—	12,417
Net income attributable to noncontrolling interest	—	—	—	4,151	4,151
Non-cash noncontrolling interest equity issuance	—	—	—	30,950	30,950

Balance at December 31, 2012	258,942	(1,610)	257,332	91,446	348,778
Members’ contributions	137,255	—	137,255	—	137,255
Noncontrolling interest contributions	—	—	—	2,375	2,375
Net income attributable to InfraREIT, L.L.C.	32,122	—	32,122	—	32,122
Net income attributable to noncontrolling interest	—	—	—	10,288	10,288
Change in fair value of cash flow hedging instrument	—	1,000	1,000	323	1,323
Non-cash noncontrolling interest equity issuance	—	—	—	32,052	32,052

Balance at December 31, 2013	428,319	(610)	427,709	136,484	564,193
Equity based compensation	—	—	—	120	120
Dividends	(10,830)	—	(10,830)	(3,300)	(14,130)
Net income attributable to InfraREIT, L.L.C.	22,898	—	22,898	—	22,898
Net income attributable to noncontrolling interest	—	—	—	6,882	6,882
Change in fair value of cash flow hedging instrument	—	610	610	234	844
Non-cash noncontrolling interest equity issuance	—	—	—	4,647	4,647

Balance at December 31, 2014	$440,387	$—	$440,387	$145,067	$585,454

See accompanying notes to the consolidated financial statements.

InfraREIT, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$29,780	$42,410	$16,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,080	20,024	10,563
Amortization of deferred financing cost	4,383	3,588	3,409
Allowance for funds used during construction - equity	(1,106)	(21,655)	(15,273)
Change in fair value of contingent consideration	18,357	841	753
Equity based compensation	120	—	—
Changes in assets and liabilities:
Due from affiliates	(7,275)	(17,436)	54
Inventory	(816)	(4,414)	100
Prepaids and other current assets	(3,370)	(1,388)	569
Accounts payable and accrued liabilities	7,347	(649)	(1,394)

Net cash provided by operating activities	82,500	21,321	15,349
Cash flows from investing activities
Additions to electric plant	(210,791)	(390,283)	(361,340)

Net cash used in investing activities	(210,791)	(390,283)	(361,340)
Cash flows from financing activities
Members’ contributions	—	136,886	130,420
Noncontrolling interest contributions	—	2,256	2,418
Proceeds from short-term borrowings	354,000	85,000	5,000
Repayments of short-term borrowings	(210,000)	(15,000)	(3,000)
Proceeds from borrowings of long-term debt	11,000	173,000	208,000
Repayments of long-term debt	(13,934)	(8,178)	(5,977)
Net change in restricted cash	(1)	—	—
Deferred financing costs	(4,908)	(1,523)	(189)
Dividends paid	—	(9,252)	—
Distributions to noncontrolling interest	—	(2,923)	—

Net cash provided by financing activities	136,157	360,266	336,672
Net increase (decrease) in cash and cash equivalents	7,866	(8,696)	(9,319)
Cash and cash equivalents at beginning of year	7,746	16,442	25,761

Cash and cash equivalents at end of year	$15,612	$7,746	$16,442

See accompanying notes to the consolidated financial statements.

InfraREIT, L.L.C.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

a)	Description of Business

InfraREIT, L.L.C. (formerly known as Electric Infrastructure Alliance of America, L.L.C.) (the Company or InfraREIT) was organized on November 23, 2010 as a Delaware limited liability company that elected and qualified under the Internal Revenue Code of 1986, as amended (the Code), to be taxed as a real estate investment trust (REIT) for federal income tax purposes. The Company is the General Partner of InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) and holds a controlling financial investment in InfraREIT LP and, therefore, includes the accounts of this partnership and its subsidiaries in these consolidated financial statements.

The Company is owned by Marubeni Corporation (Marubeni), John Hancock Life Insurance Company (U.S.A.), Teachers Insurance and Annuity Association of America, OpTrust Infrastructure N.A. Inc., Westwood Trust and other private investors. The Company is externally managed and advised by Hunt Utility Services, LLC, formerly known as InfraREIT Capital Partners, LLC (Hunt Manager), a Delaware limited liability company. Hunt Manager is responsible for overseeing the Company’s day-to-day affairs.

Following the Company’s structure change (Reorganization), the Company merged with and into InfraREIT, Inc. (Merger) with InfraREIT, Inc. as the surviving entity on February 4, 2015 which occurred after InfraREIT, Inc.’s initial public offering (IPO). See Note 23, Subsequent Events for additional information.

Sharyland Distribution & Transmission Services, L.L.C. (SDTS), a subsidiary of InfraREIT LP, and its wholly owned subsidiaries, SDTS FERC, L.L.C. (SDTS FERC) and Sharyland Projects, L.L.C. (SPLLC) are the owners of electric transmission and distribution assets (T&D assets) throughout Texas, including the Texas Panhandle near Amarillo (Panhandle assets), the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste (S/B/C assets) and South Texas near McAllen (McAllen assets). The T&D assets include over 50,000 electricity delivery points, approximately 620 miles of transmission lines, approximately 10,500 miles of distribution lines, approximately 40 substations and a 300 megawatt (MW) high-voltage direct current interconnection between Texas and Mexico (Railroad DC Tie). SDTS and its subsidiaries lease the T&D assets to Sharyland Utilities, L.P. (Sharyland or tenant) and its wholly-owned subsidiary, SU FERC, L.L.C. (SU FERC), a Texas based utility, under several lease agreements, which operate and maintain the T&D assets. SDTS and its subsidiaries are subject to regulation as an electric utility by the Public Utility Commission of Texas (PUCT).

Sharyland was awarded five line segments and four substations in the Texas Panhandle and South Plains (CREZ Project). SPLLC owns the CREZ Project and leases it to Sharyland under a CREZ master lease agreement.

Sharyland will operate and maintain the CREZ Project which was placed in service during the year ended December 31, 2013. Since the CREZ Project has been completed and placed in service, power generators have requested from time to time for Sharyland to construct interconnections into the CREZ Project. The Company funded the costs and expenses associated with such interconnections and related transmission facilities to accommodate such interconnections.

b)	Principles of Consolidation and Presentation

The consolidated financial statements include the Company’s accounts and the accounts of all other entities in which the Company has a controlling financial interest with noncontrolling interest of consolidated subsidiaries reported separately. All significant intercompany balances and transactions have been eliminated. SDTS and its subsidiaries maintain accounting records in accordance with the uniform system of accounts, as prescribed by the Federal Energy Regulatory Commission (FERC). In accordance with the applicable consolidation guidance, the Company’s consolidated financial statements reflect the effects of the different rate making principles mandated by the FERC and the PUCT which regulate its subsidiaries’ operations.

The Company and Hunt Manager are parties to a management agreement under which Hunt Manager provides certain services to the Company for a management fee. Historically, the Company’s Consolidated Statements of Operations included all costs incurred on the Company’s behalf by Hunt Manager, including compensation expenses, rent expense and other costs included in general and administrative expense on the Consolidated Statements of Operations totaling $11.6 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively. On June 24, 2014, the Company’s board of directors agreed to increase the annual management fee from $2.5 million to $10.0 million effective January 1, 2014. As a result, the Company’s general and administrative expenses for the year ended December 31, 2014 does not include costs incurred by Hunt Manager during that period, but does include management fees paid to Hunt Manager as well as additional costs the Company incurred directly, such as professional services costs and direct reimbursement of third-party costs paid to outside service providers. As a result of the increased management fee, the Company, through its subsidiary InfraREIT LP, incurred costs associated with management fees of $10.0 million during the year ended December 31, 2014.

The accompanying historical consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

c)	Reverse Share Split and Reverse Unit Split

On January 13, 2015, the Company’s board of directors approved a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in the Operating Partnership, which was effective immediately prior to the effectiveness of InfraREIT Inc.’s registration statement. All references to unit, share, per unit and per share amounts in these consolidated financial statements and related disclosures have been adjusted to reflect the reverse share split and reverse unit split for all periods presented.

d)	Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

e)	Regulatory

For regulatory purposes, including regulatory reporting, the T&D assets owned by SDTS and its subsidiaries and the operations of Sharyland are viewed on a combined basis. As a result, regulatory principles applicable to the utility industry also apply to SDTS and its subsidiaries. The financial statements reflect regulatory assets and liabilities under cost-based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 9, Deferred Assets and Other Regulatory Assets, net.

SDTS and its subsidiaries capitalize allowance for funds used during construction (AFUDC) during the construction of its T&D assets, and SDTS and its subsidiaries’ lease agreements with Sharyland rely on FERC definitions and accepted standards regarding capitalization of expense to define key terms in the lease such as footprint projects, which are the amounts SDTS and its subsidiaries are obligated to fund pursuant to the leases. The amounts SDTS and its subsidiaries fund for these footprint projects include allocations of Sharyland employees’ time and overhead allocations consistent with FERC policies and U.S. GAAP.

Sharyland cannot be removed as lessee without prior approval from the PUCT. SDTS and its subsidiaries transact with their lessee through several lease arrangements covering the T&D Assets. These lease agreements include provisions for annual additions and retirements of the T&D Assets in the form of new construction or other capitalized projects.

f)	Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (FDIC) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses and believes that the risk is not significant.

g)	Restricted Cash

Restricted cash represents the principal and interest payable for two consecutive periods associated with the $25.0 million senior secured notes described in Note 11, Long-Term Debt.

h)	Inventory

Inventory consists primarily of transmission parts and materials used in the construction of electric plant. Inventory is valued at average cost when it is acquired and used.

i)	Assets Held for Sale

The Company records assets held for sale when certain criteria have been met as specified by Accounting Standard Codification (ASC) Topic 360, Property, Plant and Equipment. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to be completed within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell.

j)	Electric Plant, net

Electric plant equipment is stated at the original cost of acquisition or construction, which includes the cost of contracted services, direct labor, materials, acquisition adjustments, and overhead items. In accordance with the FERC uniform system of accounts guidance, SDTS and its subsidiaries recognize as a cost to construction work in progress (CWIP) AFUDC on other funds classified as other income, net and AFUDC on borrowed funds classified as a reduction of the interest expense, net on the Consolidated Statements of Operations.

The AFUDC blended rate utilized was 4.1%, 9.1% and 9.7% for the years ended December 31, 2014, 2013 and 2012, respectively.

Electric plant held for future use is included in electric plant, net.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties based on depreciation rates approved by the PUCT. Depreciation rates include plant removal costs as a component of depreciation expense, consistent with regulatory treatment. Actual removal costs incurred are charged to accumulated depreciation. When accrued removal costs exceed incurred removal costs, the difference is reclassified as a regulatory liability to retire assets in the future. The regulatory liability will be relieved as cost of removal charges are incurred upon asset retirement.

Repairs are the responsibility of Sharyland as the lessee under the lease agreements. Betterments and improvements generally are the responsibility of SDTS and its subsidiaries and are capitalized.

Provision for depreciation of electric plant is computed using composite straight-line rates as follows:

Years Ended December 31,
	2014	2013
Transmission plant	1.69% - 3.15%	2.75% - 3.00%
Distribution plant	1.74% - 5.96%	2.50% - 3.10%
General plant	0.80% - 5.12%	2.50% - 33.33%

k)	Impairment of Long-Lived Assets

The Company evaluates impairment of its long-lived assets annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable through expected future cash flows. Regulatory assets are charged to expense in the period in which they are no longer probable of future recovery.

l)	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances arise.

Accounting Standard Update (ASU) 2011-08, Testing of Goodwill for Impairment allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e. the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not greater than the carrying amount, a quantitative calculation would not be needed.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of 2014, did not result in an impairment charge. As of December 31, 2014 and 2013, $138.4 million was recorded as goodwill in the Consolidated Balance Sheets.

m)	Investments

In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock), the Company received a participation in the National Rural Utilities Cooperative Finance Corporation (NRUCFC). The Company accounts for this investment under the cost method of accounting. The value of the Company’s investment in NRUCFC was $2.5 million as of December 31, 2014 and 2013. The Company believes that the investment is not impaired at December 31, 2014 and 2013.

An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other than temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value.

n)	Deferred Financing Costs

Amortization of deferred financing costs associated with the issuance of the $25.0 million senior secured notes and the revolving credit facilities is computed using the straight-line method over the life of the loan which approximates the effective interest method. Amortization of deferred financing costs associated with the Company’s regulated subsidiaries is computed using the straight-line method over the life of the loan in accordance with the applicable regulatory guidance.

o)	Derivative Instruments

The Company uses derivatives to hedge against changes in cash flows related to interest rate risk (cash flow hedging instrument). ASC Topic 815, Derivatives and Hedging, requires all derivatives be recorded on the Consolidated Balance Sheets at fair value. The Company determines the fair value of the cash flow hedging instrument based on the difference between the cash flow hedging instrument’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the cash flow hedging instrument is recorded on the Consolidated Balance Sheets at its fair value.

Unrealized gains and losses on the effective cash flow hedging instrument are recorded as components of accumulated other comprehensive income. Realized gains and losses on the cash flow hedging instrument are recorded as adjustments to interest expense. Settlements of derivatives are included within operating activities on the Consolidated Statements of Cash Flows. Any ineffectiveness in the cash flow hedging instrument is recorded as an adjustment to interest expense in the current period.

p)	Income Taxes

As mentioned above, the Company has elected to be treated as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2010. The Company believes that it has satisfied the requirements to qualify as a REIT and intends to continue to qualify as a REIT for federal tax purposes.

A REIT is a taxable C corporation and thus calculates its taxable income in a manner similar to other domestic corporations. In this respect, a REIT cannot pass tax credits, tax losses or other tax benefits to its shareholders. Thus, a REIT is not a pass-through entity like a partnership or an S corporation.

Generally, a REIT is required to distribute each year at least 90% of its taxable income (excluding net capital gains) to maintain its status as a REIT. If it chooses to retain the additional 10% of its taxable income or all or part of its net capital gains, it may do so, and it will be liable for a corporate tax on such income. A REIT may be subject, among other requirements, to the following entity-level taxes:

•	A REIT is taxable at regular corporate rates on its net taxable income (NTI). NTI is defined as taxable income, including net capital gains, less the deduction for dividends paid.

•	If a REIT has a net capital gain, the REIT’s tax is the lower of: (i) the tax imposed on NTI at regular corporate rates; or (ii) the sum of (A) the tax at regular corporate rates on NTI computed without regard to the net capital gain and the deduction for capital gain dividends and (B) a tax on undistributed net capital gain at the rate provided in Section 1201(a) of the Code.

•	A REIT is subject to the alternative minimum tax (AMT).

•	If a REIT has “net income from foreclosure property”, it is subject to a tax on such income at the highest corporate rate.

•	If a REIT has net income from “prohibited transactions,” it is subject to a 100% tax on such net income.

•	If a REIT fails to satisfy the 75% of gross income test (excluding gross income from prohibited transactions) or 95% gross income test and, by satisfying the conditions of Section 856(c)(6) of the Code, has maintained its qualification as a REIT, it is subject to 100% tax on the taxable income attributable to the gross income that caused it to fail the income test.

•	If a REIT fails to satisfy the asset tests (e.g. at least 75% of the value of the assets must be represented by cash or cash items, government securities or real estate assets), but meets the conditions of Section 856(c)(7) of the Code, a tax may be imposed equal to the greater of $50,000 or the amount determined by multiplying the net income generated by the nonqualifying asset by the highest marginal corporate tax rate.

•	A REIT is subject to a 4% excise tax if it fails to make certain minimum distributions each calendar year.

•	A REIT is subject to a tax equal to 100% of re-determined rents, re-determined deductions and excess interest between a REIT and its taxable REIT subsidiary.

•	A 35% tax is imposed on the excess inclusions allocable to disqualified entities that hold interests in the REIT.

•	A REIT is subject to Section 1374 built-in gains tax at regular corporate rates on assets inherited from a C corporation in a carryover basis transaction.

•	A REIT is subject to the personal holding company tax if the REIT qualifies as a personal holding company and has undistributed personal holding company income.

•	A REIT is subject to state and local taxes on income, capital and property.

If an entity fails to qualify as a REIT in a particular taxable year, it is taxable as a regular corporation for that year and for subsequent years. Unless certain conditions are satisfied, a disqualified REIT may not reelect to be taxed as a REIT until its fifth taxable year after the year of disqualification. The REIT will pay corporate tax for all five years irrespective of any dividends paid.

The Company generally will not accrue a federal corporate income tax in the financial statements due to anticipated distributions to its shareholders. The Company’s policy is to distribute at least 100% of its taxable income. The Company believes that it has distributed at least 100% of its taxable income and that it meets all other applicable tests to qualify as a REIT. Accordingly, there is no provision for federal income taxes in the consolidated financial statements. Even as a REIT, the Company may be subject to certain state and local taxes on its income and property, federal AMT and federal income taxes and excise taxes on its undistributed taxable income. For financial statement purposes, the Company has no deferred tax assets or liabilities as of December 31, 2014 and 2013.

Certain assets that were held by the Company on the date of the REIT election are subject to a company level tax if disposed of during a ten year period from the date they were acquired. The Company has no plans to dispose of these assets during the ten year term and therefore has not provided for any tax associated with their disposal.

At December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of $4.8 million. Of this amount $3.8 million was used for the year ended December 31, 2013 to offset an equivalent amount of regular taxable earnings. The net operating loss carryforwards for federal tax purposes were $1.0 million at December 31, 2014 and will expire between 2023 and 2024. The net operating loss carryforwards for AMT are generally limited to offsetting 90% of the alternative minimum taxable income (AMTI) for a given year.

The Company expects to be subject to the AMT provision of the Code which limits the use of net operating loss carryforwards and has accrued an estimated AMT liability for the years ended December 31, 2013 and 2012 of $0.1 million and less than $0.1 million, respectively. There was no estimated AMT accrued for the year ended December 31, 2014. These provisions generally result in 10% of the Company’s AMTI being subject to the 20% AMT assessed on corporations. This amounts to 2% effective tax rate on the Company’s AMTI.

The Company recognizes the impact of tax return positions that are more-likely-than-not to be sustained upon audit. Significant judgment is required to evaluate uncertain tax positions. The evaluation of uncertain tax positions is based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Years Ended December 31,
(In thousands)	2014	2013
Balance at January 1	$1,238	$758
Additions based on tax positions related to the current year	897	480

Balance at December 31	$2,135	$1,238

The balance of unrecognized tax benefits relates to state taxes, all of which would impact the effective tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits to significantly change within the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

During each of the years ended December 31, 2014 and 2013, the Company recognized interest and penalties of $0.1 million. The Company did not recognize interest and penalties during the year ended December 31, 2012. The Company had accrued interest and penalties of $0.2 million and $0.1 million at December 31, 2014 and 2013, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

q)	Revenue Recognition

The Company, through its subsidiaries SDTS, SDTS FERC and SPLLC, is the owner of the T&D assets and recognizes lease revenue over the term of lease agreements with Sharyland and SU FERC. The Company’s lease revenue includes annual payments and additional rents based upon a percentage of revenue earned by Sharyland on the leased assets in excess of specified base amounts. In accordance with the lease agreements, Sharyland and SU FERC, the lessees and operators of the T&D assets, are responsible for the maintenance and operation of the T&D assets and for compliance with all regulatory requirements of the PUCT, the FERC or any other regulatory entity with jurisdiction over the T&D assets. Each of the lease agreements with Sharyland and SU FERC is a net lease that obligates the lessee to pay all property related expenses, including maintenance, repairs, taxes and insurance, and to comply with the terms of the secured credit facilities and secured term loan, if any, affecting the leased assets. The Company recognizes base rent under these leases on a straight-line basis over the applicable lease term.

The lease agreements provide for periodic supplemental adjustments of base rent based upon capital expenditures made by SDTS and its subsidiaries. The Company recognizes supplemental adjustments of base rent as a modification under these leases on a prospective straight-line basis over the applicable lease term. The Company recognizes percentage rent under these leases once the revenue earned by Sharyland on the leased assets exceeds the annual specified thresholds.

r)	Asset Retirement Obligations

The Company has identified, but not recognized, asset retirement obligation liabilities related to the T&D assets, as a result of certain easements on property on which the Company has assets. Generally, such easements are perpetual and require only the retirement and removal of the assets upon cessation of the property’s use. Management has not estimated and recorded a retirement liability for such easements because the Company plans to use the facilities indefinitely.

s)	Interest Expense, net

The Company’s interest expense, net primarily consists of interest expense from the senior notes and credit facilities, see Note 10, Borrowings Under Credit Facilities and Note 11, Long-Term Debt. AFUDC on borrowed funds of $1.6 million, $12.6 million and $9.2 million was recognized as a reduction of the Company’s interest expense during the years ended December 31, 2014, 2013 and 2012, respectively.

t)	Other Income, net

AFUDC on other funds of $1.1 million, $21.7 million and $15.3 million was recognized in other income, net during the years ended December 31, 2014, 2013 and 2012, respectively.

u)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which consists of unrealized gains and losses on derivative financial instruments. Pursuant to ASC Topic 815, the Company records deferred hedge gains and losses on its derivative financial instruments that qualify as cash flow hedging instruments as other comprehensive income.

v)	Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures, sets forth a framework for measuring fair value and required disclosures about fair value measurements of assets and liabilities in accordance with U.S. GAAP.

Level 1 - Quoted prices in active markets for identical assets and liabilities.

Level 2 - Valuations based on one or more quoted prices in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs that are observable other than quoted prices for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

w)	Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-2). ASU 2013-2 amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income by component. The Company adopted this standard effective January 1, 2013. The adoption of additional disclosure requirements were the only impact to the consolidated financial statements, see Note 16, Accumulated Other Comprehensive Loss.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

x)	Reportable Segments

U.S. GAAP establishes standards for reporting financial and descriptive information about a company’s reportable segments. Management has determined that the Company has one reportable segment, with activities related to ownership and leasing of rate-regulated electric T&D assets.

2.	Memorandum of Understanding

In 2011, the formation of an unrelated partnership between an affiliate of Hunt Consolidated, Inc. (HCI) and an affiliate of one of the Company’s shareholders (Shareholder) resulted in the application of certain “excess share” provisions in InfraREIT, L.L.C.’s governing documents. As a result of these provisions, 6,242,999 common shares of the Company (Excess Shares) previously held by such Shareholder were automatically deemed to have been transferred to Westwood Trust for the benefit of a charitable beneficiary (Westwood Trust) on various dates between 2011 and 2013.

On November 3, 2014, the Company and InfraREIT LP entered in to a Memorandum of Understanding (MOU) with the Shareholder, the Company’s founding investors and InfraREIT, Inc., which was a wholly owned subsidiary of HCI. The MOU contained provisions that were binding on the Company, described below, which have subsequently been superseded by definite agreements (Definitive Agreements) that were executed and delivered in connection with the IPO and Merger which was consummated during the first quarter of 2015.

The binding provisions of the MOU related to, among other things, the application of provisions of the Company’s limited liability company agreement (LLC Agreement) designed to protect against rent received from Sharyland being deemed rent from a related party, which could have caused the Company to fail to qualify as a REIT (Excess Share

Provisions). Pursuant to the LLC Agreement, Westwood Trust is deemed to have offered the Excess Shares to the Company at a price of $10.65 per share. In accordance with the MOU, the Company notified Westwood Trust on January 26, 2015 that the Company accepted its offer. Consistent with the MOU and Definitive Agreements, the Excess Shares were retired in connection with the Merger.

See Note 23, Subsequent Events for additional information related to the Excess Shares, Reorganization, Merger and IPO.

3.	Acquisition

On December 30, 2013, SDTS purchased from Southwestern Public Service Company, a subsidiary of Xcel Energy Services, Inc., approximately 66 miles of existing transmission lines and two substations located near Stanton, Texas for $37.1 million. The application for sale, transfer or merger was approved by the PUCT under the Docket No.41430. SDTS holds legal title to the assets and will lease those facilities to Sharyland once they are placed into service, which has not occurred as of December 31, 2014. Sharyland will have the responsibility for operating these T&D assets and complying with all applicable regulatory requirements. As of December 31, 2014 and 2013, these transmission lines and substations are classified as electric plant held for future use within electric plant, net on the Consolidated Balance Sheets.

4.	Related Party Transactions

The Company’s subsidiaries, SDTS, SDTS FERC and SPLLC, are parties to several lease agreements with Sharyland and SU FERC, through which the Company leases the T&D assets, including the CREZ Project, and agrees to fund capital expenditures for improvements.

The Company earned lease revenues under these agreements of $134.4 million, $73.2 million and $42.8 million from Sharyland during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, amounts due from affiliates on the Consolidated Balance Sheets included $27.8 million and $20.5 million, respectively, related to amounts owed by Sharyland associated with the lease of the T&D assets.

The Company through its subsidiary SDTS made payments to Sharyland to reimburse Sharyland for costs of gross plant and equipment related to the build out of the T&D assets as provided in the leases. For the years ended December 31, 2014 and 2013, those amounts were $183.4 million and $133.5 million, respectively. As of December 31, 2014 and 2013, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $16.1 million and $19.2 million, respectively, related to amounts owed to Sharyland as reimbursements for acquisition of gross plant and equipment.

The Company through its subsidiary SPLLC made payments to Sharyland to reimburse Sharyland for costs of gross plant and equipment related to the build out of the CREZ Project and interconnections as provided in the leases. For the years ended December 31, 2014 and 2013, SPLLC made payments to reimburse Sharyland for costs related to the build out of the CREZ Project and interconnections for $5.9 million and $3.1 million, respectively. All of SPLLC’s payments to Sharyland were capitalized in line with the CREZ Project and interconnections and were included as electric plant, net on the Consolidated Balance Sheets. As of December 31, 2013, accounts payable and accrued liabilities on the Consolidated Balance Sheet included $0.3 million related to amounts owed to Sharyland as reimbursements for the CREZ Project and interconnections. There was no accounts payable or accrued liabilities owed to Sharyland related to the CREZ Project and interconnections at December 31, 2014.

Under the limited partnership agreement of InfraREIT LP, a limited partner, Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT), contributed its rights to certain identified development projects. Hunt-InfraREIT will receive partnership account credits deemed to be capital contributions equal to 5% of all costs and expenses incurred and included in the regulatory rate base by or on behalf of InfraREIT LP or any of its subsidiaries with respect to an approved identified development project. During each of the years ended December 31, 2014 and 2013, InfraREIT LP issued approximately 0.1 million Class A Partnership units at $10.65 per unit to Hunt-InfraREIT with respect to an approved identified development project. As of December 31, 2014, InfraREIT LP had issued to Hunt-InfraREIT $2.2 million in deemed capital credits in respect to this obligation.

The Company also issued deemed capital in connection with its acquisition of InfraREIT LP to Hunt-InfraREIT, for further information, see Note 13, Contingent Consideration.

The Company and Hunt Manager are parties to a management agreement under which Hunt Manager provides certain services to the Company for a management fee. Historically, the Company general and administrative expenses included the costs incurred on the Company’s behalf by Hunt Manager. On June 24, 2014, the Company’s board of directors agreed to increase the annual management fee from $2.5 million to $10.0 million effective January 1, 2014. As a result, the Company’s general and administrative expenses for the year ended December 31, 2014 does not include costs incurred by Hunt Manger during that period, but does include management fees paid to Hunt Manager as well as additional costs the Company incurred directly, such as professional services costs and direct reimbursement of third-party costs paid to outside service providers. The Company, through its subsidiary InfraREIT LP, incurred costs associated with management fees of $10.0 million during the year ended December 31, 2014. As of December 31, 2014 and 2013, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets.

The Company and one member of the Company are parties to a secondee agreement under which employees of the member provide services to the Company for a secondment fee. The Company incurred costs associated with secondment fees of less than $0.1 million, $0.2 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. These fees are included in general and administrative expense in the Consolidated Statements of Operations. As of December 31, 2014 and 2013, there were no amounts owed to the member included in accounts payable and accrued liabilities on the Consolidated Balance Sheets related to the secondee agreement. See Note 23, Subsequent Events for additional information related to the secondee agreement.

In connection with the IPO, Reorganization and related transactions, the Company incurred an aggregate of $4.9 million of legal fees at December 31, 2014, a portion of which was or will be paid to reimburse Hunt and its affiliates, the Company’s founding investors and independent directors for legal expenses they incurred in connection with such transactions. This legal expense reimbursement relates to the fees and expenses of outside counsel incurred by those parties and was negotiated separately from the reorganization advisory fee that the Company will pay Hunt-InfraREIT in connection with the reorganization advisory services provided in connection with the IPO.

5.	Assets Held for Sale

In October 2014, the Company’s board of directors approved a plan to sell the assets related to the Cross Valley transmission line (Cross Valley) and Golden Spread Electric Coop (GSEC) interconnection. The Cross Valley and GSEC interconnection projects have been classified as assets held for sale at the lower of historical carrying amount or fair value on the Consolidated Balance Sheets as they have met the criteria for “held for sale” accounting. These assets represent labor, materials, AFUDC and various other costs associated with the construction of the Cross Valley and GSEC interconnections projects. The Company has also reclassified the asset balances related to the Cross Valley and GSEC interconnection projects to assets held for sale as of December 31, 2013.

The assets of the Cross Valley and GSEC interconnection projects classified as assets held for sale on the Consolidated Balance Sheets were $41.2 million and $4.9 million as of December 31, 2014 and 2013, respectively. Since these assets have not been placed in service as of December 31, 2014, no depreciation has been taken.

See Note 23, Subsequent Events for additional information related to the transfer of these assets.

6.	Prepaids and Other Current Assets

Prepaids and other current assets are as follows:

	December 31,
(In thousands)	2014	2013
Offering costs	$4,397	$1,250
Field service agent for right of way acquisition	—	373
Other	500	241

Total prepaids and other current assets	$4,897	$1,864

Offering costs consisted of incremental costs directly attributable to the future registration of the Company’s securities with the SEC in accordance with ASC Topic 340-10-S99-1, Other Assets and Deferred Costs, Expenses of Offering.

7.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

	December 31,
(In thousands)	2014	2013
Electric plant:
Transmission plant	$966,560	$882,230
Distribution plant	387,329	304,691
General plant	15,018	9,312

Total plant in service	1,368,907	1,196,233

CWIP	41,222	65,595

Total electric plant	1,410,129	1,261,828
Accumulated depreciation	(220,101)	(194,569)
Electric plant held for future use	37,118	37,118

Electric plant, net	$1,227,146	$1,104,377

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various transmission and distribution projects underway. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes acquisition adjustments of $28.7 million and $26.5 million at December 31, 2014 and 2013, respectively.

Electric plant held for future use includes approximately 66 miles of existing transmission lines and two substations located near Stanton, Texas purchased on December 30, 2013 from Southwestern Public Service Company. SDTS holds legal title to the assets and they are subject to a lease with Sharyland. Sharyland will have the responsibility for operating these T&D assets and complying with all applicable regulatory requirements.

8.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. The Company conducts an impairment test of goodwill at least annually. The Company’s 2014 impairment test did not result in an impairment charge. As of December 31, 2014 and 2013, $138.4 million was recorded as goodwill in the Consolidated Balance Sheets.

9.	Deferred Assets and Other Regulatory Assets, net

Deferred financing costs primarily consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility and issuance of $25.0 million aggregate principal amount of 8.5% per annum senior notes, see Note 10, Borrowings Under Credit Facilities and Note 11, Long-Term Debt.

Other regulatory assets consist of deferred financing costs within the Company’s regulated entities. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs will be included in the costs to be recovered in connection with a future rate case. Deferred financing costs included in other regulatory assets primarily consist of debt issuance costs incurred in connection with the construction credit agreement entered into by SPLLC on June 20, 2011 and refinancing costs incurred in connection with the amended and restated revolving credit facility entered into by SDTS on June 28, 2013. On December 10, 2014, the SDTS credit facility was amended and restated in order to increase the revolving credit facility to a total of $250.0 million revolving credit facility with additional financing costs incurred, see Note 10, Borrowings Under Credit Facilities and Note 11, Long-Term Debt.

Deferred costs recoverable in future years of $23.8 million at December 31, 2014 and 2013 represent operating costs incurred from inception of Sharyland through December 31, 2007. The Company has determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

Deferred assets and other regulatory assets, net are as follows:

	December 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs	$1,290	$(143)	$1,147	$546	$(102)	$444
Other regulatory assets:
Deferred financing costs	25,701	(12,693)	13,008	22,918	(9,369)	13,549
Debt prepayment penalty	—	—	—	2,842	(2,842)	—
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793

Deferred financing costs and other regulatory assets, net	$50,784	$(12,836)	$37,948	$50,099	$(12,313)	$37,786

10.	Borrowings Under Credit Facilities

On January 3, 2014, InfraREIT LP entered into a credit agreement, as amended, led by Bank of America, N.A. as administrative agent, which established a revolving credit facility of $130.0 million that includes a letter of credit facility and matures upon the earlier of (a) January 1, 2015 or (b) upon consummation of InfraREIT, Inc.’s IPO. The revolving credit facility is collateralized by InfraREIT LP’s interest in Transmission and Distribution Company, L.L.C. (TDC), a subsidiary of the Company, and certain accounts of InfraREIT LP. TDC is providing a secured guaranty. The interest rate for the revolving facility is based upon the Alternative Base Rate (ABR) plus 1.50% or London Interbank Offered Rate (LIBOR) plus 2.50%. The agreement requires maintenance of certain financial ratios and imposes certain restrictive covenants. On November 13, 2014, the credit facility was amended to extend the maturity date to March 31, 2015. The credit facility was repaid through proceeds from InfraREIT LP’s new $75.0 million credit facility and SDTS’s amended credit agreement entered into on December 10, 2014, as discussed below. InfraREIT LP’s $130.0 million credit facility was terminated after repayment.

On December 10, 2014, InfraREIT LP entered into a new $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all of the assets of the Operating Partnership, including the Operating Partnership’s equity interests in TDC. In addition, TDC guarantees the revolving credit facility and this guarantee is secured by the assets of, and InfraREIT LP’s equity interests in, TDC. See Note 23, Subsequent Events for additional information related to the guarantees under the revolving credit facility.

The credit agreement governing the new revolving credit facility requires InfraREIT LP to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including, but not limited to, limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or enter into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The credit agreement also contains restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland.

Borrowings and other extensions of credit under the revolving credit facility bear interest, at InfraREIT LP’s election, at a rate equal to (i) the one, two, three or six month LIBOR plus 2.5%, or (ii) a base rate (equal to the highest of (A) the

Federal Funds Rate plus  1⁄2 of 1%, (B) the Bank of America prime rate and (C) LIBOR plus 1%) plus 1.5%. Letters of credit are subject to a letter of credit fee equal to the daily amount available to be drawn times 2.5%. InfraREIT LP is also required to pay a commitment fee and other customary fees under the new revolving credit facility. InfraREIT LP may prepay amounts outstanding under the new revolving credit facility in whole or in part without premium or penalty.

At December 31, 2014, InfraREIT LP was in compliance with all debt covenants under this agreement. At December 31, 2014, InfraREIT LP had $57.0 million outstanding at a 2.66% interest rate under the revolving credit facility and no letters of credit outstanding with $18.0 million of remaining capacity under this revolving credit facility.

On June 28, 2013, SDTS entered into a second amended and restated credit agreement led by Royal Bank of Canada (RBC), as administrative agent. The second amended and restated credit agreement established a revolving credit facility of $75.0 million that originally matured on June 28, 2018 and included a letter of credit facility.

On December 10, 2014, SDTS second amended and restated credit agreement was amended and restated in order to, among other things, increase the amount of the revolving credit facility to a total of $250.0 million and extend the maturity date to December 10, 2019. Up to $25.0 million of the revolving credit facility is available for issuance of letters of credit, and up to $5.0 million of the revolving facility is available for swingline loans. The revolving credit agreement is secured by substantially all of the assets of, and TDC’s equity interests in, SDTS on the same basis as the senior notes described below in Note 11, Long-Term Debt. SDTS’s equity interest in SDTS FERC is also pledged as security for the revolving credit facility.

The interest rate for the revolving credit facility is based, at SDTS’s option, at a rate equal to either (1) a base rate, determined as the greatest of (A) the administrative agent’s prime rate, (B) the federal funds effective rate plus  1⁄2 of 1% and (C) LIBOR plus 1.00% per annum, plus a margin of either 0.75% or 1.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis or (2) LIBOR plus a margin of either 1.75% or 2.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis. SDTS is also required to pay a commitment fee and other customary fees under its revolving credit facility. SDTS is entitled to prepay amounts outstanding under the revolving credit facility with no prepayment penalty.

At December 31, 2014, SDTS was in compliance with all debt covenants under this agreement.

At December 31, 2014 and 2013, there were $162.0 million and $75.0 million, respectively, outstanding under the SDTS revolving credit facility at an effective interest rate of 1.91% and 2.17%, respectively, with no letters of credit outstanding. SDTS had $88.0 million capacity under this revolving credit facility as of December 31, 2014.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs and is continuing, the required lenders may accelerate amounts due under each revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

On July 13, 2010, in connection with the acquisition of Cap Rock, SDTS established a revolving credit facility of $10.0 million with RBC, which included a letter of credit facility. This revolving credit facility was amended and restated on June 28, 2013, with all terms superseded by the second amended and restated SDTS credit agreement described above. The 2010 revolving credit facility was collateralized by SDTS’s distribution and transmission utility assets and the equity interests of SDTS and SDTS FERC. The interest rate for the revolving credit facility repriced quarterly, at a rate of LIBOR plus 3.25% or prime plus 2.25%, at SDTS’s discretion. LIBOR was defined as the greater of 1.5% or the three month market LIBOR rate. The agreement required maintenance of certain financial ratios and imposed certain restrictive covenants. SDTS repaid the 2010 revolving credit facility on January 28, 2013.

11.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2014		December 31, 2013
(In thousands)	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Senior secured notes - $53.5 million	$46,291	7.25%	$47,947	7.25%
Senior secured notes - $110.0 million	105,622	6.47%	107,493	6.47%
Senior secured notes - $25.0 million	20,000	8.50%	21,250	8.50%
Senior secured notes - $60.0 million	60,000	5.04%	60,000	5.04%
Senior secured credit facilities - $407.0 million	397,843	2.42%*	396,000	2.17%*

	629,756		632,690
Less current portion of long-term debt	(19,234)		(4,777)

Debt classified as long-term debt	$610,522		$627,913

*	Interest based on LIBOR at December 31, 2014 and 2013, respectively, plus an applicable margin.

Senior Secured Notes – On December 31, 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. The senior secured notes mature on December 30, 2029 with principal and interest, as defined, payable quarterly. The senior secured notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS and SDTS FERC. The carrying amount of the senior secured notes at December 31, 2014 and 2013 was $46.3 million and $47.9 million, respectively.

On July 13, 2010, in connection with the acquisition of Cap Rock, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America. The senior secured notes mature on September 30, 2030 with principal and interest, as defined, payable quarterly. The senior secured notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS and SDTS FERC. The carrying amount of the senior secured notes at December 31, 2014 and 2013 was $105.6 million and $107.5 million, respectively.

On July 13, 2010, in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.5% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. The senior secured notes mature on December 30, 2020 with principal and interest, as defined, payable quarterly. The senior secured notes are collateralized by the equity interest of TDC and certain accounts of TDC. The carrying amount of the senior secured notes at December 31, 2014 and 2013 was $20.0 million and $21.3 million, respectively.

The senior secured note purchase agreements contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. At December 31, 2014 and 2013, SDTS was in compliance with all debt covenants under these agreements.

Senior Secured Credit Facilities - On June 20, 2011, SPLLC entered into a construction term loan agreement consisting of a $667.0 million construction term loan, reduced to $447.0 million on March 8, 2013, syndicated broadly to a group of 14 international banks, and $60.0 million in fixed rate notes issued to The Prudential Insurance Company of America and affiliates. RBC, Royal Bank of Scotland and Société Generale acted as joint lead arrangers and joint bookrunners for the construction term loan. The senior secured credit facility is collateralized by SPLLC’s assets and SDTS’s equity interest in SPLLC.

The $447.0 million construction term loan accrued interest at LIBOR plus 2.00%. LIBOR resets at each selected interest period (one, two, three or six months), at SPLLC’s discretion, at the current market rate. The outstanding borrowing under the construction term loan at December 31, 2013 was $396.0 million. On May 16, 2014, the construction term loan outstanding was converted into a term loan with a balance of $407.0 million. After this conversion, interest accrues at LIBOR plus 2.25% for a period of three years, at which point the interest rate will increase to LIBOR plus 2.50%. Interest under the loan is payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan are payable quarterly after the conversion.

The term loan matures on June 20, 2018. The carrying amount of the term loan at December 31, 2014 was $397.8 million with an effective interest rate of 2.42%.

The $60.0 million fixed rate notes accrue interest at 5.04% per annum. The fixed rate notes mature on June 20, 2018 with interest payable quarterly. The fixed rate notes do not provide for any principal amortization. The carrying amount of the fixed rate notes was $60.0 million at December 31, 2014 and 2013.

The term loan agreement and fixed rate notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. SPLLC was in compliance with all debt covenants for the term loan and fixed rate notes at December 31, 2014 and 2013.

Future maturities of the total long-term debt are as follows for the years ended December 31:

(In thousands)	Total
2015	$19,234
2016	19,633
2017	20,059
2018	429,518
2019	8,792
Thereafter	132,520

Total	$629,756

12.	Derivative Instruments

Interest - On October 13, 2011, SPLLC entered into an interest rate swap agreement designated as a cash flow hedge against variable interest rate exposure on a portion of the construction term loan with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows in future periods. This swap agreement protected against interest rate fluctuations on the SPLLC construction term loan by establishing a fixed rate on the LIBOR interest rates specified in the SPLLC construction term loan at 0.832% per annum until June 30, 2014. Notional amounts reset on a monthly basis and did not exceed $261.0 million at any given time. There were no notional amounts as of December 31, 2014 as this swap agreement terminated on June 30, 2014. Notional amounts were $261.0 million as of December 31, 2013.

This cash flow hedging instrument was recorded as a liability in the Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the cash flow hedging instrument was effective. The cash flow hedging instrument gains and losses included in other comprehensive income were reclassified into earnings as the underlying transaction occurred. There was no cash flow hedging instrument ineffectiveness recorded during the years ended December 31, 2014, 2013 and 2012, respectively.

The fair value of derivative liabilities relating to interest rate swaps are as follows:

	Balance Sheet Location	December 31,
(In thousands)		2014	2013
Fair value of derivative liabilities - current	Current liabilities	$—	$844
Fair value of derivative liabilities - non current	Long-term liabilities	—	—

Fair value of derivative liabilities		$—	$844

The Company reclassified $0.9 million, $1.6 million and $0.7 million, included in other comprehensive income during the years ended December 31, 2014, 2013 and 2012, respectively, to interest expense, net on the Consolidated Statements of Operations.

As of December 31, 2013, unrealized derivative fair value losses of $0.6 million related to the cash flow hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. As of December 31, 2013, unrealized derivative fair value losses attributable to the noncontrolling interest of $0.2 million was recorded as noncontrolling interest in the Consolidated Balance Sheets.

13.	Contingent Consideration

In connection with the Company’s acquisition of InfraREIT LP in 2010, the Company agreed to contingent consideration in the form of future deemed capital credits in an amount up to $82.5 million to Hunt-InfraREIT. The capital account credits of up to $82.5 million, which are generated pro rata with the cash expenditures of the Company on the CREZ Project and related interconnections up to $737.0 million, are issued to Hunt-InfraREIT in the form of Class A Partnership units at the agreed upon deemed issue price of $10.65 per unit on the first day of each quarter following the actual expenditures. In accordance with ASC Topic 815 and Topic 480, Distinguishing Liabilities from Equity, the future deemed capital credits were determined to be contingent consideration and were assessed a fair value of $78.6 million at the date of acquisition and included as a component of long-term liabilities in the Consolidated Balance Sheets.

As of December 31, 2014, InfraREIT LP has issued, as described above, approximately 6.7 million of Class A Partnership units at an agreed value of $10.65 per unit to Hunt-InfraREIT, in partial settlement of the Company’s contingent consideration in accordance with its acquisition agreement. Approximately 0.3 million and 2.9 million of Class A Partnership units were issued during the years ended December 31, 2014 and 2013, respectively.

The Company recognized $18.4 million, $0.8 million and $0.8 million as expense due to changes in fair value of the Company’s contingent consideration in accordance with its acquisition agreement during the years ended December 31, 2014, 2013 and 2012, respectively. This expense is recorded as part of other (expense) income, net on the Consolidated Statements of Operations. As of December 31, 2014 and 2013, $27.4 million and $12.6 million was recorded as a current liability and long-term liability, respectively, in the form of contingent consideration in the Consolidated Balance Sheets.

14.	Fair Value of Financial Instruments

In accordance with ASC Topic 820, the Company is required to assess the fair value of its financial instruments and disclose the level of inputs used for that estimate set forth in ASC Topic 820.

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

The Company’s derivative contracts consisted of cash flow hedging instruments which are not traded on a public exchange. The fair values of the cash flow hedging instrument contracts were determined using discounted cash flow techniques. The techniques incorporated Level 2 inputs and quotes from the counterparty to the interest swap contract. These market inputs were utilized in a discounted cash flow calculation considering the cash flow hedging instrument term, credit risk, notional amount and discount rate and were classified as Level 2 in the fair value hierarchy.

As of December 31, 2014 and 2013, the Company had $397.8 million and $396.0 million, respectively, of borrowings under the construction term loan which accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximated fair value for the amounts outstanding.

The Company also had borrowings totaling $231.9 million and $236.7 million under senior secured notes with a weighted average interest rate of 6.43% and 6.45% per annum as of December 31, 2014 and 2013, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

The Company assessed the fair market value of its contingent consideration associated with the acquisition of InfraREIT LP using Level 3 inputs for the year ended December 31, 2013. The fair market value of the liability was based on the probability of expected future cash flows over the period during which the obligation was expected to be settled, applied a discount rate that approximated the Company’s total weighted average cost of debt and the estimated fair value of the InfraREIT LP Class A Partnership units used to settle the obligation. For the year ended December 31, 2014, the Company assessed the fair market value of its contingent consideration based on observable Level 2 inputs associated with the closing price of InfraREIT, Inc.’s stock on the closing date of InfraREIT, Inc.’s IPO.

The fair value measurement of the Company’s contingent consideration encompasses the following significant unobservable inputs for the year ended December 31, 2013:

Unobservable Inputs	2013
Weighted average cost of debt	3.60%
Timing of cash flows	28 months
InfraREIT LP Class A Partnership unit	$10.65

Significant increases or decreases in any of the inputs in isolation would result in a significantly lower or higher fair value measurement.

Financial instruments, measured at fair value as defined by ASC Topic 820, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
December 31, 2014
Long-term debt	$629,756	$—	$658,306	$—
Contingent consideration - current	27,378	—	27,378	—
December 31, 2013
Fair value of derivative liabilities	$844	$—	$844	$—
Long-term debt	632,690	—	636,683	—
Contingent consideration - long-term	12,554	—	—	12,554

At December 31, 2014, the Company transferred the contingent consideration from Level 3 to Level 2.

ASC Topic 820 requires a company to disclose changes during the year for financial instruments that are classified as Level 3 financial instruments in the fair value hierarchy. Changes in Level 3 financial instruments were as follows:

	Years Ended December 31,
(In thousands)	2014	2013
Contigent Consideration
Beginning Balance	$12,554	$42,713
Non-cash noncontrolling interest equity issuance	(3,533)	(31,000)
Change in fair value of contingent consideration	18,357	841
Gross transfers out of Level 3	(27,378)	—

Ending Balance	$—	$12,554

15.	Commitments and Contingencies

The amount reported as regulatory assets as of December 31, 2014 and 2013, are subject to the review by the PUCT and as with all utility assets may change at a later date based on that review, see Note 9, Deferred Assets and Other Regulatory Assets, net.

The Company is not a party to any legal proceedings other than legal proceedings arising in the ordinary course of business. The Company does not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on the business, financial condition or results of operations, liquidity and cash flows.

16.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss associated with an interest rate swap designated as cash flow hedges were as follows:

(In thousands)	Accumulated Other Comprehensive Loss Attributable to InfraREIT, L.L.C.	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interest	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(1,610)	$(557)	$(2,167)
Other comprehensive loss before reclassifications	(180)	(56)	(236)
Amounts reclassified from accumulated other comprehensive loss	1,180	379	1,559

Net period other comprehensive loss	1,000	323	1,323

Balance, December 31, 2013	(610)	(234)	(844)
Other comprehensive loss before reclassifications	(77)	28	(49)
Amounts reclassified from accumulated other comprehensive loss	687	206	893

Net period other comprehensive loss	610	234	844

Balance, December 31, 2014	$—	$—	$—

17.	Noncontrolling Interest

The Company presents as a noncontrolling interest the portion of any equity in entities that it controls and consolidates but does not own. Holders of Class A Partnership units in InfraREIT LP have the right to put those units to InfraREIT LP after satisfying a one year holding period. The Class A Partnership units are redeemable at the option of the holder and essentially have the same characteristics as common shares of the Company, participating in net income allocations and distributions. Subject to the terms of InfraREIT LP’s partnership agreement, these Class A Partnership units may be redeemed for cash or, at the Company’s option, exchanged for shares of the Company on a one-for-one basis. On May 1, 2014, the limited partnership agreement of InfraREIT LP was amended in order to incorporate a long-term incentive plan (LTIP) and InfraREIT LP issued LTIP units to independent non-voting members of the board of directors as part of their compensation, which were fully vested upon grant.

As of December 31, 2014, the Operating Partnership has issued 11,264 LTIP units with an aggregate value of $0.1 million at the grant date. Compensation expense of $0.1 million was recognized as general and administrative expense in the Consolidated Statements of Operations during the year ended December 31, 2014.

The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, the Company has determined that the Class A Partnership Units meet the requirements to be classified as permanent equity. During the years ended December 31, 2014, 2013 and 2012, the Company did not redeem any Class A Partnership Units.

18.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by weighted average shares of common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of convertible dilutive units. Due to the anti-dilutive effect of such shares, none were dilutive during the years ended December 31, 2014, 2013 and 2012.

Earnings per share are calculated as follows:

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Basic net income per share:
Net income attributable to InfraREIT, L.L.C.	$22,898	$32,122	$12,417
Weighted average common shares outstanding	35,053	29,883	17,569
Basic net income per share	$0.65	$1.07	$0.71

Diluted net income per share:
Net income attributable to InfraREIT, L.L.C.	$22,898	$32,122	$12,417
Weighted average common shares outstanding	35,053	29,883	17,569
Dilutive effect of assumed conversion of the operating partnership units	—	—	—

Weighted average dilutive shares outstanding	35,053	29,883	17,569
Diluted net income per share	$0.65	$1.07	$0.71

Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest to operating partnership units	$6,882	$10,288	$4,151

Effect of assumed conversion of the operating partnership units	10,578	9,181	5,726

19.	Dividends

On December 21, 2012, the Company’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including the Company, on December 28, 2012 of $0.40 per outstanding unit for a total distribution of $12.2 million, $9.3 million of which was allocated to the Company. Also on December 21, 2012, the Company’s board of directors approved a cash dividend to shareholders of record on December 28, 2012 of $0.40 per share for a total of $9.3 million. The distribution and dividend were paid on January 28, 2013. The Company did not declare a distribution or dividend during the year ended December 31, 2013. For federal income tax purposes, this dividend was classified as ordinary income.

On December 18, 2014, the Company’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including the Company, on December 18, 2014 of $0.31 per unit for a total distribution of $14.1 million, $10.8 million of which was allocated to the Company. Also on December 18, 2014, the Company’s board of directors approved a cash dividend to shareholders of record on December 18, 2014 of $0.31 per share for a total of $10.8 million. The distribution and dividend are to be paid on January 16, 2015. For federal income tax purposes, this dividend was classified as ordinary income.

The Company is required to distribute at least 90% of its taxable income (excluding net capital gains) to maintain its status as a REIT. Management believes that the Company has distributed at least 100% of its taxable income.

20.	Leases

The following table shows the composition of the Company’s lease revenue:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Base rent (straight-line)	$106,746	$57,979	$30,961
Percentage rent	27,669	15,214	11,821

Total lease revenue	$134,415	$73,193	$42,782

SDTS, SDTS FERC and SPLLC have entered into various leases with Sharyland and SU FERC for all of the placed in service T&D assets. The master lease agreements, as amended, expire at various dates from December 31, 2015 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on agreed upon gross revenue of Sharyland, as defined in the lease agreements, in excess of specified thresholds, which decrease over the term of the agreements.) The rate used for percentage rent varies by lease and ranges from a high of 37% to a low of 23% over the term of the agreements.

Future minimum rent revenue expected in accordance with these lease agreements are as follows for the years ended December 31:

(In thousands)	Total
2015	$130,918
2016	86,712
2017	82,915
2018	79,841
2019	77,155
Thereafter	73,718

Total	$531,259

21.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Supplemental cash flow information
Cash paid during the period for interest	$29,981	$26,403	$24,273
Cash paid during the period for taxes	75	36	43
Non-cash investing and financing activities
Non-cash right of way additions to electric plant	337	1,275	9,293
Accrued additions to electric plant	20,633	8,876	29,341
Allowance for funds used during construction - debt	1,635	12,579	9,234
Non-cash members’ contributions	—	369	128
Non-cash noncontrolling interests contributions	—	119	42
Non-cash noncontrolling interests equity issuance	4,648	32,052	30,950
Dividends payable	10,830	—	9,252
Distribution to noncontrolling interest payable	3,300	—	2,923

22.	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31 follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2014
Lease revenue	$24,837	$25,225	$39,309	$45,044	$134,415
General and administrative expense	(3,412)	(3,284)	(6,143)	(5,786)	(18,625)
Depreciation	(8,461)	(8,366)	(8,998)	(9,255)	(35,080)
Interest expense, net	(7,681)	(7,984)	(8,699)	(8,377)	(32,741)
Other income	(133)	172	294	(17,569)	(17,236)
Income tax expense	(158)	(250)	(248)	(297)	(953)

Net income	4,992	5,513	15,515	3,760	29,780
Less: Net income attributable to noncontrolling interest	1,147	1,278	3,621	836	6,882

Net income attributable to InfraREIT, L.L.C.	$3,845	$4,235	$11,894	$2,924	$22,898

Basic EPS *	$0.11	$0.12	$0.34	$0.08	$0.65

Diluted EPS *	$0.11	$0.12	$0.34	$0.08	$0.65

2013
Lease revenue	$8,124	$11,794	$23,450	$29,825	$73,193
General and administrative expense	(3,645)	(2,916)	(3,701)	(3,429)	(13,691)
Depreciation	(2,886)	(3,997)	(5,534)	(7,607)	(20,024)
Interest expense, net	(3,027)	(3,046)	(4,691)	(6,620)	(17,384)
Other income	7,361	6,927	5,283	1,361	20,932
Income tax expense	(77)	(93)	(119)	(327)	(616)

Net income	5,850	8,669	14,688	13,203	42,410
Less: Net income attributable to noncontrolling interest	1,494	2,045	3,536	3,213	10,288

Net income attributable to InfraREIT, L.L.C.	$4,356	$6,624	$11,152	$9,990	$32,122

Basic EPS *	$0.16	$0.22	$0.36	$0.32	$1.07

Diluted EPS *	$0.16	$0.22	$0.36	$0.32	$1.07

*	Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

23.	Subsequent Events

Contingent Consideration

On January 1, 2015, the Operating Partnership issued approximately 53,246 of Class A Partnership units at $10.65 per unit to Hunt-InfraREIT, in partial settlement of the Company’s contingent consideration in accordance with its acquisition agreement, see Note 13, Contingent Consideration. On January 1, 2015, the Operating Partnership also issued approximately 17,600 of Class A Partnership units at $10.65 per unit to Hunt-InfraREIT, with respect to an approved identified development project in accordance with the limited partnership agreement of InfraREIT LP, see Note 4, Related Party Transactions.

Initial Public Offering

On January 29, 2015, InfraREIT, Inc.’s Registration Statement on Form S-11 (File No. 333-201106) for the IPO of up to 23,000,000 shares of their common stock was declared effective by the SEC. On February 4, 2015, the IPO closed with 23,000,000 shares of InfraREIT, Inc.’s common stock sold at an IPO price of $23.00 per share which resulted in gross proceeds of $529.0 million.

Immediately following the consummation of the IPO, InfraREIT, L.L.C. merged with and into InfraREIT, Inc., with InfraREIT, Inc., a Maryland Corporation, as the surviving entity in the Merger, the public issuer and general partner of the

Operating Partnership. InfraREIT, Inc. used $172.4 million of the net proceeds from the IPO to fund the cash portion of the consideration issued in the Merger. The remaining $323.2 million was contributed to the Operating Partnership in exchange for units in the Operating Partnership (OP Units).

The Operating Partnership used its net proceeds from the IPO that it received from the Company (i) to repay an aggregate of $1.0 million of indebtedness to HCI pursuant to a promissory note, (ii) to repay an aggregate of $72.0 million of indebtedness outstanding under the Operating Partnership’s revolving credit facility and $150.0 million of indebtedness outstanding under SDTS’s revolving credit facility, in each case based on outstanding balances as of February 6, 2015, (iii) to pay offering expenses (other than the underwriting discounts and commissions and the underwriter structuring fee) of $6.0 million and (iv) for general corporate purposes.

Reorganization

The bullet points below provide an overview of the steps taken in the Reorganization.

•	On January 29, 2015, the Operating Partnership effected a reverse unit split whereby each holder of OP Units received 0.938550 OP Units of the same class in exchange for each such unit it held immediately prior to such time, which is referred to as the unit split. Also, on January 29, 2015, the Company effected a reverse share split whereby each holder of shares received 0.938550 shares of the same class in exchange for each such share it held immediately prior to such time, which is referred to as the share split.

•	On January 29, 2015, InfraREIT, Inc. issued 1,700,000 shares of its common stock to Hunt-InfraREIT as a reorganization advisory fee in accordance with the structuring fee agreement. Hunt-InfraREIT immediately transferred 75,000 of the shares it received from InfraREIT, Inc. to OpTrust N.A. Holdings Trust (OpTrust) in settlement of potential claims related to the effect of the Excess Share Provisions of the Company’s governing documents.

•	On February 4, 2015, the Operating Partnership issued an aggregate of 28,000 LTIP Units to seven of its directors.

•	On February 4, 2015, the Operating Partnership issued 983,814 OP Units to Hunt-InfraREIT in settlement of the Operating Partnership’s obligation to issue OP Units to Hunt-InfraREIT related to the Company’s CREZ construction project.

•	On February 4, 2015, the Operating Partnership issued to Hunt-InfraREIT 1,167,287 OP Units as an accelerated payment of a portion of the carried interest agreed to under the investment documents entered into by the parties in 2010. This portion of the carried interest was accelerated as a result of negotiations with the Company’s founding investors in connection with the Reorganization transactions. To effect the shift in ownership from the Company’s pre-IPO investors to Hunt, an equal number of OP Units held by InfraREIT, L.L.C. in the Operating Partnership were cancelled at the same time.

•	On February 4, 2015, the Company and InfraREIT, Inc. engaged in the Merger. As a result of the Merger, (1) holders of 8,000,000 common shares of the Company received $21.551 per common share, which was equal to the IPO price less the underwriting discounts and commissions and the underwriting structure fee, (2) holders of the remaining 19,617,755 common shares of the Company received 19,617,755 shares of Class A common stock and (3) holders of 25,145 Class C shares of the Company received 25,145 shares of Class C common stock.

•	Each founding investor received both cash and stock consideration in the Merger, and all other shareholders of the Company received shares of Class A common stock or Class C common stock in the Merger. The Company gave each other holder of the Company’s common shares the opportunity to receive cash consideration in the Merger and each such holder elected to exclusively receive shares of Class A common stock under the merger agreement. All holders of the Company’s Class C common shares, as a separate class, received shares of Class C common stock pursuant to the merger agreement.

•	On February 4, 2015, InfraREIT, Inc. contributed $323.2 million to the Operating Partnership in exchange for 15,000,000 common units.

•	On February 4, 2015, InfraREIT, Inc. issued 1,551,878 shares of common stock to Hunt-InfraREIT in exchange for 1,551,878 OP Units tendered for redemption by Hunt-InfraREIT in accordance with the redemption agreement.

•	In accordance with the MOU, the Company notified Westwood Trust on January 26, 2015 that the Company accepted it offer, and, consistent with the MOU and definitive Agreements, the 6,242,999 Excess Shares were purchased in consideration for the issuance of a promissory note to Westwood Trust in the principal amount of $66.5 million. See Note 2, Memorandum of Understanding for additional information.

•	In accordance with the unit subscription agreement, Westwood Trust immediately transferred the promissory note to Marubeni or its designated affiliate as required under the LLC Agreement, and, immediately following receipt of the promissory note, MC Transmission Holdings, Inc. (MC Transmission), a wholly-owned subsidiary of Marubeni, purchased 3,325,874 OP Units from the Operating Partnership in consideration for the assignment of the promissory note. The promissory note was then transferred to InfraREIT, Inc. in exchange for the redemption of 3,325,874 OP Units held by the Company and the subsequent cancellation of such promissory note, resulting in no cash consideration being paid or received by the Company pursuant to the purchase from Westwood Trust or the sale of OP Units to Marubeni. Additionally, each party to the release agreement released claims against the other parties and their affiliates arising out of the events giving rise to the transfer of common shares previously held by Marubeni to Westwood Trust.

•	As a result of the IPO, the secondee agreement between the Company, Operating Partnership and Marubeni Power International, Inc. terminated.

•	Upon consummation of the IPO and Merger, InfraREIT, Inc. became a guarantor under the new InfraREIT LP $75.0 million revolving credit facility which was entered into on December 10, 2014.

•	On March 9, 2015, the Operating Partnership issued 2,329,283 common units to Hunt-InfraREIT, and InfraREIT, Inc. canceled an equal number of shares of Class A common stock and Class C common stock. Each remaining share of Class A common stock and Class C common stock then converted to common stock on a one-for-one basis. This issuance settled the Company’s pre-IPO investors carried interest obligation agreed to under the investment documents entered into by the parties in 2010.

•	On March 9, 2015, the 11,264 LTIP Units issued to certain of the Company’s directors in May 2014 converted on a one-to-one basis to common units.

Distributions

The cash distribution of $14.1 million to unit holders of record and the cash dividend of $10.8 million to shareholders of record, which was approved on December 18, 2014, was paid to the unit holders and shareholders on January 16, 2015. For federal income tax purposes, this distribution was classified as ordinary income.

On January 13, 2015, the Company’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including the Company, on January 20, 2015 of $0.26 per unit for a total distribution of $11.7 million, $9.0 million of which was allocated to the Company. Also, on January 13, 2015, the Company’s board of directors approved a cash dividend to shareholders of record on January 20, 2015 of $0.26 per share for a total of $9.0 million. The cash distribution and cash dividend were paid on January 29, 2015. For federal income tax purposes, this distribution will be classified as ordinary income.

On March 6, 2015, the Company’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including the Company, on March 31, 2015 of $0.14 per unit. Also, on March 6, 2015, the Company’s board of directors approved a cash dividend to shareholders of record on March 16, 2015 of $0.14 per share. The cash distribution and cash dividend will be paid on April 23, 2015.

Limited Partnership Agreement

In connection with the Reorganization, the Company’s board of directors approved the Second Amended and Restated Limited Partnership Agreement which became effective with the closing of InfraREIT, Inc.’s IPO.

Upon completion of the IPO, the Operating Partnership had five types of OP Units outstanding: common units, Class A OP Units, Class B OP Units, Class C OP Units and LTIP Units.

On March 9, 2015, the Operating Partnership issued common units in exchange for outstanding Class A OP Units and Class C OP Units. Such common units were allocated among the holders of Class A OP Units and

Class C OP Units and the Class A OP Units, Class B OP Units and Class C OP Units were cancelled. Following such allocation, the Company adopted a third amended and restated partnership agreement that eliminated the provisions related to the Reorganization and the description of the Class A OP Units, Class B OP Units and Class C OP Units; however, it will continue to provide for amendments to issue additional classes of OP Units in the future.

New Management Agreement

Effective February 4, 2015, the Company will be managed pursuant to a new management agreement with Hunt Manager. Under the new management agreement, Hunt Manager is responsible for managing the day-to-day operations of the Company, including such items as investor communications; debt and equity arrangements; lease management and negotiations; project acquisition and construction management; treasury, accounting, budget and tax functions; merger and acquisition evaluation; regulatory compliance and other services as needed.

The annual base fee, or management fee, is $10.0 million through April 1, 2015. Effective as of April 1, 2015, the annual base fee will be adjusted to $13.1 million annually through March 31, 2016. The base fee for each twelve month period beginning on April 1 thereafter will equal 1.50% of InfraREIT, Inc.’s total equity (including non-controlling interest) as of December 31 of the immediately preceding year, subject to a $30.0 million cap, unless a greater amount is approved by a majority of InfraREIT, Inc.’s independent directors (or a committee comprised solely of independent directors).

The term of the management agreement expires December 31, 2019, and will automatically renew for successive five-year terms unless a majority of the Company’s independent directors decides to terminate the agreement. If the Company’s independent directors decide to terminate the agreement, the Company must give Hunt Manager notice of the termination at least one year in advance of the scheduled termination date and pay Hunt Manager the termination fee described above. The Company also has the right to terminate the management agreement at any time for cause (as defined in the management agreement), and Hunt Manager may terminate the agreement at any time upon 365 days’ prior notice to the Company, provided that Hunt Manager may not terminate the agreement effective before December 31, 2019. In these circumstances, the termination fee would not be owed to Hunt Manager.

Transfer of ROFO Projects

Cross Valley Project - SDTS, previously transferred the assets related to the Cross Valley transmission line project to a newly formed subsidiary (CV Project Entity, L.L.C.) that was, initially, wholly owned by SDTS. On January 15, 2015, SDTS sold all of the equity in CV Project Entity, L.L.C. to a newly formed development company owned by Hunt and certain of the Company’s pre-IPO investors for cash of $34.2 million, which equaled the rate base of the project on the date of transfer, plus reimbursement of out of pocket expenses associated with the project financing.

GSEC Interconnection Project - Also effective January 15, 2015, SDTS transferred a special purpose entity named GS Project Entity, L.L.C., which contained all of the assets related to the GSEC interconnection project to Hunt for cash of $7.0 million, which equaled the rate base of the project on the date of transfer.

In accordance with InfraREIT Inc.’s development agreement, Hunt will continue to construct these projects as ROFO Projects and is required to offer them to the Company at least 90 days before each project is placed in service.

The Company has evaluated subsequent events from the Consolidated Balance Sheet date through March 18, 2015, the date at which the consolidated financial statements were available to be issued, and determined there are no other items to disclose.

InfraREIT, L.L.C.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands)

Description (1)	Encumbrances	Initial Cost to Company (2)	Cost Subsequent to Acquisition		Gross Amount Carried at Period Close (3)	Accumulated Depreciation	Date of Construction (4)		Date Acquired		Depreciation Life in Latest Income Statements is Computed (5)
		Electric Plant	Improvements	Carrying Cost	Electric Plant Total
Stanton, Brady, Celeste assets	$267,622	$512,560	$—	$—	$512,560	$(124,408)		(4)		(4)		(5)
McAllen assets	46,291	152,510	—	—	152,510	(18,569)		(4)		(4)		(5)
CREZ assets	457,843	666,943	—	—	666,943	(19,969)		(4)		(4)		(5)
SDTS FERC assets	—	92,742	—	—	92,742	(56,939)		(4)		(4)		(5)
ERCOT assets	—	22,491	—	—	22,491	(215)		(4)		(4)		(5)

1.	Asset descriptions correspond to asset groups under individual leases.
2.	Because the Company’s assets consist entirely of electric plant assets, which are regulated by PUCT, electric plant is stated at original cost, which includes cost of contracted services, direct labor, materials, acquisition adjustments, capitalized interest and overhead items.
3.	See reconciliation on next page.
4.	Because additions and improvements to the T&D assets are ongoing, construction and acquisition dates are not applicable.
5.	Provision for depreciation of electric plant is computed using straight-line rates as follows:

Transmission plant	1.69	% - 3.15%
Distribution plant	1.74	% - 5.96%
General plant	0.80	% - 5.12%

InfraREIT, L.L.C.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

FIXED ASSETS RECONCILATION

(In thousands)

	2014	2013
Electric plant
Beginning balance	$1,298,946	$900,444
Additions	153,395	399,551
Retirements	(5,094)	(1,049)

Ending balance	1,447,247	1,298,946
Accumulated depreciation
Beginning balance	194,569	177,370
Depreciation expense	35,080	19,566
Retirements	(5,094)	(1,049)
Cost of removal	(4,454)	(1,318)

Ending balance	220,101	194,569

Electric plant, net	$1,227,146	$1,104,377