Form 10-Q
period 2015-03-31
InfraREIT, Inc.
filed 2015-05-14
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	*	Accelerated filer	*
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  *    No  ☒

As of May 11, 2015, 43,565,495 shares of common stock were issued and outstanding.

InfraREIT, Inc.

GLOSSARY OF TERMS

This glossary highlights some of the industry terms that we use in this Quarterly Report on Form 10-Q and is not a complete list of all of the defined terms used herein.

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

ERCOT	Electric Reliability Council of Texas

FERC	Federal Energy Regulatory Commission

Footprint Projects

transmission or distribution projects primarily situated within our distribution service territory, or that physically hang from our existing transmission assets, such as the addition of another circuit to our existing transmission lines, or that are physically located within one of our substations; Footprint Projects do not include the addition of a new substation on our existing transmission lines or generation interconnects to our existing transmission lines, unless the addition or interconnection occurred within our distribution service territory

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

transmission

that portion of a power delivery network consisting of an interconnected group of electric transmission lines, towers, poles, switchyards, substations, transformers and associated assets over which electric power is transmitted between points of supply or generation and distribution

FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (“we” or the “Company”) current expectations, contain projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures and rate base, expected lease payments, infrastructure programs, estimated cash flow projections, estimated distributions to our stockholders and tax position. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

risks that the capital expenditures we expect will not materialize for a variety of reasons, including as a result of more significant reductions, relative to our current expectations, in oil and gas drilling and related midstream and service company activities in the Permian Basin due to lower oil and gas prices;

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

•	the effects of future litigation;
•	changes in the tax laws applicable to REITs;
•	adverse economic developments in the electric power industry;
•	changes in general business and economic conditions, particularly in Texas; and

•	certain factors discussed elsewhere in this Form 10-Q.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 18, 2015.

EXPLANATORY NOTE

The registrant is a Maryland corporation named InfraREIT, Inc. Before our initial public offering (IPO), which closed on February 4, 2015, substantially all of our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C., a Delaware limited liability company. On February 4, 2015, immediately following the consummation of our IPO, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger), with InfraREIT, Inc. as the surviving company. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the Internal Revenue Service and accounting services. As a result, this Quarterly Report on Form 10-Q presents the operating results of InfraREIT, L.L.C. for the three months ended March 31, 2014 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. Our operating results for the three months ended March 31, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through March 31, 2015, and our balance sheet as of March 31, 2015 is the balance sheet of InfraREIT, Inc.

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise or except as otherwise noted, the words “Company,” “InfraREIT,” “we,” “our” and “us” refer to InfraREIT, L.L.C., before giving effect to the Merger, and InfraREIT, Inc., after giving effect to the Merger, as the context requires, and also refer to the registrant’s subsidiaries, including InfraREIT Partners, LP (Operating Partnership or InfraREIT LP), a Delaware limited partnership. Hunt Consolidated, Inc. (HCI) and its subsidiaries (collectively, Hunt) includes Hunt Utility Services, LLC (Hunt Manager), Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT) and Hunt Transmission Services, L.L.C. References to the “InfraREIT, L.L.C. board of directors” refer to the board of directors of InfraREIT, L.L.C. prior to the Merger, which included five voting members appointed by Hunt and each of the founding investors (as defined below in Note 1, Description of Business and Presentation of Financial Statements to the Notes to the Consolidated Financial Statements included as part of the Quarterly Report on Form 10-Q) and four non-voting members. References to our “board of directors,” our “board” or our “directors” refer to the current board of directors of InfraREIT, Inc. Our tenant is Sharyland Utilities, L.P. (Sharyland). Unless otherwise indicated or the context requires, all information in this Quarterly Report on Form 10-Q gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in our Operating Partnership, which we effected on January 29, 2015.

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$86,516	$15,612
Restricted cash	1,682	1,682
Due from affiliates	21,039	27,822
Inventory	7,508	7,393
Assets held for sale	—	41,211
Prepaids and other current assets	1,580	4,897
Total current assets	118,325	98,617
Electric Plant, net	1,276,260	1,227,146
Goodwill	138,384	138,384
Deferred Assets and Other Regulatory Assets, net	37,085	37,948
Investments	2,519	2,519
Total Assets	$1,572,573	$1,504,614
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$13,785	$25,295
Short-term borrowings	—	219,000
Current portion of long-term debt	19,332	19,234
Dividends and distributions payable	8,483	14,130
Contingent consideration	—	27,378
Accrued taxes	2,567	2,359
Total current liabilities	44,167	307,396
Long-Term Debt	605,652	610,522
Regulatory Liability	3,941	1,242
Total liabilities	653,760	919,160
Commitments and Contingencies
Equity
Members' capital - 35,053,186 shares issued and outstanding as of December 31, 2014	—	440,387
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,565,495 issued and outstanding as of March 31, 2015	436	—
Additional paid-in capital	702,213	—
Accumulated deficit	(35,257)	—
Accumulated other comprehensive loss	—	—
Total InfraREIT, Inc. equity	667,392	440,387
Noncontrolling interest	251,421	145,067
Total equity	918,813	585,454
Total Liabilities and Equity	$1,572,573	$1,504,614

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Lease revenue	$29,372	$24,837
Operating costs and expenses
General and administrative expense	48,733	3,412
Depreciation	9,508	8,461
Total operating costs and expenses	58,241	11,873
(Loss) income from operations	(28,869)	12,964
Other (expense) income
Interest expense, net	(7,422)	(7,681)
Other income (expense), net	626	(133)
Total other (expense) income	(6,796)	(7,814)
(Loss) income before income taxes	(35,665)	5,150
Income tax expense	208	158
Net (loss) income	(35,873)	4,992
Less: Net (loss) income attributable to noncontrolling interest	(9,000)	1,147
Net (loss) income attributable to InfraREIT, Inc.	$(26,873)	$3,845
Net (loss) income attributable to InfraREIT, Inc. common shareholders per share:
Basic	$(0.65)	$0.11
Diluted	$(0.65)	$0.11
Cash dividends declared per common share	$0.40	$—

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(35,873)	$4,992
Change in fair value of cash flow hedging instrument	—	395
Comprehensive (loss) income	(35,873)	5,387
Less: Comprehensive (loss) income attributable to noncontrolling interest	(9,000)	1,238
Comprehensive (loss) income attributable to InfraREIT, Inc.	$(26,873)	$4,149

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(In thousands)

(Unaudited)

	Members' Capital	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total InfraREIT, Inc. Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$440,387	$—	$—	$—	$—	$440,387	$145,067	$585,454
Dividends and distributions	(8,964)	—	—	(6,099)	—	(15,063)	(5,132)	(20,195)
Repurchase of common shares	(66,517)	—	—	—	—	(66,517)	—	(66,517)
Initial public offering, net of offering costs	—	230	490,203	—	—	490,433	—	490,433
Merger of InfraREIT, L.L.C. and InfraREIT, Inc. and related Reorganization transactions	(367,191)	206	212,010	—	—	(154,975)	53,090	(101,885)
Net income (loss)	2,285	—	—	(29,158)	—	(26,873)	(9,000)	(35,873)
Equity based compensation	—	—	—	—	—	—	123	123
Non-cash noncontrolling interest equity issuance	—	—	—	—	—	—	67,273	67,273
Balance at March 31, 2015	$—	$436	$702,213	$(35,257)	$—	$667,392	$251,421	$918,813

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(35,873)	$4,992
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	9,508	8,461
Amortization of deferred financing cost	912	829
Allowance for funds used during construction - equity	(548)	(473)
Change in fair value of contingent consideration	—	612
Reorganization structuring fee	44,897	—
Realized gain on sale of marketable securities	(66)	—
Equity based compensation	123	—
Changes in assets and liabilities:
Due from affiliates	6,783	7,563
Inventory	(115)	180
Prepaids and other current assets	(1,026)	(604)
Accounts payable and accrued liabilities	584	(1,172)
Net cash provided by operating activities	25,179	20,388
Cash flows from investing activities
Additions to electric plant	(67,210)	(65,493)
Proceeds from sale of assets	41,211	—
Sale of marketable securities	1,065	—
Cash paid to InfraREIT, L.L.C. investors in the merger, net of cash assumed	(172,400)	—
Net cash used in investing activities	(197,334)	(65,493)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	493,722	—
Members' contributions	—	1,171
Noncontrolling interest contributions	—	349
Proceeds from short-term borrowings	33,000	56,000
Repayments of short-term borrowings	(253,000)	—
Proceeds from borrowings of long-term debt	—	11,000
Repayments of long-term debt	(4,772)	(1,004)
Deferred financing costs	(49)	(677)
Dividends paid	(19,794)	—
Distributions paid to noncontrolling interest	(6,048)	—
Net cash provided by financing activities	243,059	66,839
Net increase in cash and cash equivalents	70,904	21,734
Cash and cash equivalents at beginning of period	15,612	7,746
Cash and cash equivalents at end of period	$86,516	$29,480

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

InfraREIT, Inc. is a Maryland corporation and the surviving corporation of a merger (Merger) with InfraREIT, L.L.C., a Delaware limited liability company, completed on February 4, 2015 in connection with the initial public offering (IPO) of InfraREIT, Inc. As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise or except as otherwise noted, the words “Company,” “InfraREIT,” “we,” “our” and “us” refer to InfraREIT, L.L.C., before giving effect to the Merger, and InfraREIT, Inc., after giving effect to the Merger, as the context requires, and also refer to the registrant’s subsidiaries, including InfraREIT Partners, LP (Operating Partnership or InfraREIT LP), a Delaware limited partnership.

The Merger was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. Therefore, for accounting purposes, we treated the assets and liabilities of InfraREIT, Inc. as assumed and incorporated with the assets and liabilities of InfraREIT, L.L.C. The main assets and liabilities assumed were marketable securities of $1.1 million and a note payable of $1.0 million. The marketable securities were sold during February 2015 for $1.1 million resulting in a realized gain of $0.1 million which is recorded in other income (expense), net in the Consolidated Statements of Operations. Additionally, the note payable and associated interest were paid in full in February 2015.

We hold 71.9% of the outstanding partnership units (OP Units) in the Operating Partnership as of March 31, 2015 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. MC Transmission Holdings, Inc. (MC Transmission), which is a subsidiary of Marubeni Corporation (Marubeni), seven members of our board of directors and affiliates of Hunt Consolidated, Inc. (HCI) hold the other 28.1% of the outstanding OP Units as of March 31, 2015.

Description of Business

We are the owners of electric transmission and distribution assets (T&D assets) throughout Texas, including the Texas Panhandle near Amarillo (Panhandle assets), the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste (S/B/C assets) and South Texas near McAllen (McAllen assets). InfraREIT, L.L.C. elected to be treated as a real estate investment trust (REIT) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2010, and InfraREIT, Inc. will elect to be taxed as a REIT commencing with the taxable year ending December 31, 2015. We are externally managed and advised by Hunt Utility Services, LLC (Hunt Manager), which is responsible for overseeing our day-to-day affairs, subject to the oversight of our board of directors.

Initial Public Offering and Reorganization

We completed our IPO on February 4, 2015, issuing 23,000,000 shares of common stock at a price of $23.00, resulting in gross proceeds of $529.0 million.

Immediately after the closing of our IPO, we completed the Merger, with InfraREIT, L.L.C. merging with and into InfraREIT, Inc., and InfraREIT, Inc. as the surviving entity and general partner of the Operating Partnership. InfraREIT, Inc. used $172.4 million of the net proceeds from the IPO to fund the cash portion of the consideration issued in the Merger, as described in greater detail below. We contributed the remaining $323.2 million to the Operating Partnership in exchange for common OP Units (Common OP Units).

The Operating Partnership used its net proceeds from the IPO that it received from InfraREIT, Inc.:

•	to repay an aggregate of $1.0 million of indebtedness to HCI;
•

to repay an aggregate of $72.0 million of indebtedness outstanding under the Operating Partnership’s revolving credit facility and $150.0 million of indebtedness outstanding under Sharyland Distribution & Transmission Services, L.L.C.’s (SDTS) revolving credit facility;

•	to pay offering expenses (other than the underwriting discounts and commissions and the underwriter structuring fee) of $6.3 million; and
•	for general corporate purposes.

The following bullets describe the Merger and related transactions we effected in the first quarter of 2015 (collectively, the Reorganization).

•

On January 29, 2015, the Operating Partnership effected a reverse unit split whereby each holder of OP Units received 0.938550 OP Units of the same class in exchange for each such unit it held immediately prior to such time, which is referred to as the unit split. Also, on January 29, 2015, InfraREIT, L.L.C. effected a reverse share split whereby each holder of shares received 0.938550 shares of the same class in exchange for each such share it held immediately prior to such time, which is referred to as the share split. All references to unit, share, per unit and per share amounts in these unaudited consolidated financial statements and related disclosures have been adjusted to reflect the reverse share split and reverse unit split for all periods presented.

•

On January 29, 2015, InfraREIT, Inc. issued 1,700,000 shares of common stock to Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT) as a non-cash reorganization advisory fee in accordance with the structuring fee agreement, resulting in our recognition of a $44.9 million non-cash expense in the first quarter of 2015.

•

On February 4, 2015, the Operating Partnership issued 1,700,000 OP Units to InfraREIT, Inc. in respect of the structuring fee issuance of 1,700,000 shares of InfraREIT, Inc. common stock described immediately above.

•	On February 4, 2015, the Operating Partnership issued an aggregate of 28,000 of its profit interest partnership units (LTIP Units) to seven of our directors.
•

On February 4, 2015, the Operating Partnership issued 983,814 Common OP Units to Hunt-InfraREIT in settlement of the Operating Partnership’s obligation to issue OP Units to Hunt-InfraREIT related to the construction of transmission assets in the Texas Panhandle and Southern Plains (CREZ Project).

•

On February 4, 2015, the Operating Partnership issued Hunt-InfraREIT 1,167,287 Common OP Units as an accelerated payment of a portion of the carried interest agreed to in 2010 in connection with the organization of InfraREIT, L.L.C. To effect the shift in ownership from the pre-IPO investors to Hunt-InfraREIT, an equal number of OP Units held by InfraREIT, L.L.C. in the Operating Partnership were cancelled at the same time.

•

On February 4, 2015, as a result of the Merger, (1) holders of 8,000,000 common shares of InfraREIT, L.L.C. received $21.551 per common share, which was equal to the IPO price less the underwriting discounts and commissions and an underwriting structure fee, (2) holders of the remaining 19,617,755 common shares of InfraREIT, L.L.C. received 19,617,755 shares of InfraREIT, Inc. Class A common stock and (3) holders of 25,145 Class C shares of InfraREIT, L.L.C. received 25,145 shares of InfraREIT, Inc. Class C common stock.

•

Marubeni, John Hancock Life Insurance Company (U.S.A), Teachers Insurance and Annuity Association of America, OpTrust Infrastructure N.A. Inc. (OpTrust) (collectively, founding investors) each received both cash and stock consideration in the Merger, and all other pre-IPO investors received shares of InfraREIT, Inc. Class A common stock or Class C common stock in the Merger. InfraREIT, L.L.C. gave each other holder of its common shares the opportunity to receive cash consideration in the Merger, and each such holder elected (or was deemed to have elected) to receive shares of Class A common stock under the merger agreement. All holders of InfraREIT, L.L.C.’s Class C common shares, as a separate class, received shares of Class C common stock pursuant to the merger agreement.

•	On February 4, 2015, InfraREIT, Inc. contributed $323.2 million to the Operating Partnership in exchange for 15,000,000 Common OP Units.
•

On February 4, 2015, InfraREIT, Inc. issued 1,551,878 shares of common stock to Hunt-InfraREIT in exchange for 1,551,878 OP Units tendered for redemption by Hunt-InfraREIT in accordance with a redemption agreement.

•	On February 4, 2015, we purchased 6,242,999 common shares in consideration for the issuance of a promissory note to Westwood Trust in the principal amount of $66.5 million.
•

Westwood Trust immediately transferred the promissory note to MC Transmission, and, immediately following receipt of the promissory note, MC Transmission purchased 3,325,874 Common OP Units from the Operating Partnership in consideration for the assignment of the promissory note. The promissory note was then transferred to InfraREIT, Inc. in exchange for the redemption of 6,242,999 OP Units held by InfraREIT, Inc. and the subsequent cancellation of such promissory note, resulting in no cash consideration being paid or received pursuant to the purchase from Westwood Trust or the sale of Common OP Units to MC Transmission.

•

On March 9, 2015, the Operating Partnership issued 2,329,283 Common OP Units to Hunt-InfraREIT, and InfraREIT, Inc. canceled an equal number of shares of Class A common stock and Class C common stock. Each remaining share of Class A common stock and Class C common stock then converted to common stock on a one-for-one basis. This issuance settled InfraREIT, L.L.C.’s pre-IPO investors carried interest obligation agreed to by Hunt-InfraREIT under the investment documents entered into by the parties in 2010.
•	On March 9, 2015, the 11,264 long-term incentive plan units issued to two of InfraREIT, L.L.C.’s non-voting directors in May 2014 converted on a one-to-one basis to Common OP Units.

Limited Partnership Agreement

In connection with the Reorganization, we adopted a Second Amended and Restated Limited Partnership Agreement which became effective with the closing of our IPO. Upon completion of the IPO, the Operating Partnership had five types of OP Units outstanding: Common OP Units, Class A OP Units, Class B OP Units, Class C OP Units and LTIP Units.

On March 9, 2015, the Operating Partnership issued Common OP Units in exchange for outstanding Class A OP Units and Class C OP Units. Such Common OP Units were allocated among the holders of Class A OP Units and Class C OP Units, and the Class A OP Units, Class B OP Units and Class C OP Units were cancelled. Following such allocation, we adopted a third amended and restated partnership agreement that eliminated the provisions related to the Reorganization and the description of the Class A OP Units, Class B OP Units and Class C OP Units; however, it continues to allow amendments to authorize and issue additional classes of OP Units in the future.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of InfraREIT, Inc. include our accounts and the accounts of all other entities in which we have a controlling financial interest with noncontrolling interest of consolidated subsidiaries reported separately. This Quarterly Report on Form 10-Q presents the operating results of InfraREIT, L.L.C. for the three months ended March 31, 2014 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. Our operating results for the three months ended March 31, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through March 31, 2015, and our balance sheet as of March 31, 2015 is the balance sheet of InfraREIT, Inc.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 18, 2015.

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued Accounting Standard Update (ASU) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The adoption of the new guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This ASU is effective for periods beginning after December 15, 2015 with early adoption permitted. When adopted, the new guidance will be applied on a retrospective basis with each balance sheet presented reflecting the new guidance along with transitional disclosures. The adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

2.	Related Party Transactions

Our subsidiaries are parties to several lease agreements with Sharyland Utilities, L.P. (Sharyland) and SU FERC, L.L.C. (SU FERC), through which we lease our T&D assets to Sharyland. Under the leases we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or distribution projects primarily situated within our distribution service territory, or that physically hang from our existing transmission assets.

We earned lease revenues under these agreements of $29.4 million and $24.8 million from Sharyland during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, amounts due from affiliates on the Consolidated Balance Sheets included $21.0 million and $27.8 million, respectively, related to amounts owed by Sharyland or SU FERC associated with our leases.

We make payments to Sharyland to reimburse Sharyland for costs of gross plant and equipment related to the build out of the T&D assets as provided in the leases. For the three months ended March 31, 2015 and 2014, those amounts were $67.4 million and $46.4 million, respectively and were included as electric plant, net on the Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $4.1 million and $16.1 million, respectively, related to amounts owed to Sharyland as reimbursements for acquisition of gross plant and equipment.

In connection with the organization of InfraREIT, L.L.C. in November 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT with respect to certain development projects. The amount of the capital account credits the Operating Partnership was required to issue equaled 5% of our capital expenditures on these projects, including AFUDC. The number of Class A OP Units the Operating Partnership was required to issue equaled the amount of the capital account credit divided by $10.65. During the three months ended March 31, 2014, the Operating Partnership issued approximately 31,088 Class A OP Units, and on January 1, 2015, the Operating Partnership issued an additional 17,600 Class A OP Units to Hunt-InfraREIT. Following the consummation of our IPO, the Operating Partnership no longer has the obligation to issue deemed capital credits and related equity to Hunt-InfraREIT. We recorded these capital account credits as asset acquisition costs included as part of the capital project in our construction work in progress (CWIP) balance.

InfraREIT LP also issued deemed capital and equity in connection with its CREZ Project. For further information, see Note 11, Contingent Consideration.

Our management fee paid to Hunt Manager for the three months ended March 31, 2015 and 2014 was $2.5 million and $1.3 million, respectively. As of March 31, 2015 and December 31, 2014, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. Additionally, during the three months ended March 31, 2015 and 2014, we paid Hunt Manager $0.2 million for reimbursement of annual software license and maintenance fees in accordance with our management agreement.

Our current management agreement with Hunt Manager, which was effective February 4, 2015, provided for an annual base fee, or management fee, of $10.0 million through April 1, 2015. Effective as of April 1, 2015, the annual base fee was adjusted to $13.1 million annually through March 31, 2016. The base fee for each twelve month period beginning April 1 thereafter will equal 1.50% of our total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. The term of the management agreement expires December 31, 2019, and will automatically renew for successive five-year terms unless a majority of our independent directors decides to terminate the agreement.

Prior to our IPO, we and one of our stockholders were parties to a secondee agreement under which employees of the stockholder provided services to us for a secondment fee. We incurred costs associated with secondment fees of less than $0.1 million during the three months ended March 31, 2014. We did not incur any fees associated with this agreement in 2015. These fees are included in general and administrative expense in the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, there were no amounts owed to the member included in accounts payable and accrued liabilities on the Consolidated Balance Sheets related to the secondee agreement. As a result of our IPO, the secondee agreement terminated.

In connection with the IPO, Reorganization and related transactions, we incurred an aggregate of $5.0 million of legal fees, a portion of which was paid to reimburse Hunt and its affiliates, the founding investors and independent directors for legal expenses they incurred in connection with such transactions. This legal expense reimbursement relates to the fees and expenses of outside counsel incurred by those parties and was negotiated separately from the reorganization advisory fee that we paid to Hunt-InfraREIT in connection with the reorganization advisory services provided in connection with the IPO. For further information on additional related party transactions we entered into as a result of the Reorganization, see the caption Initial Public Offering and Reorganization included in Note 1, Description of Business and Presentation of Financial Statements.

On November 20, 2014, InfraREIT, Inc. borrowed $1.0 million from HCI. The note accrued interest at 2.5% per year and was due on November 1, 2015. This note and accrued interest was repaid in February 2015 with proceeds from our IPO for a total of $1.0 million.

On January 15, 2015, we sold assets related to the Cross Valley transmission line (Cross Valley) and the Golden Spread Electric Coop (GSEC) interconnection to Hunt for a total purchase price of $41.2 million. For further information, see Note 3, Assets Held for Sale.

3.	Assets Held for Sale

In October 2014, InfraREIT, L.L.C.’s board of directors approved a plan to sell the assets related to the Cross Valley and GSEC interconnection projects. As of December 31, 2014, these assets were classified as assets held for sale at the lower of historical carrying amount or fair value on the Consolidated Balance Sheets as they met the criteria for “held for sale” accounting as of December 31, 2014. These assets represent labor, materials, allowance for funds used during construction (AFUDC) and various other costs associated with the construction of the Cross Valley and GSEC interconnections projects.

The assets of the Cross Valley and GSEC interconnection projects classified as assets held for sale on the Consolidated Balance Sheets were $41.2 million as of December 31, 2014. Since these assets were not placed in service as of December 31, 2014, no depreciation was taken.

Effective January 15, 2015, we sold all the assets related to Cross Valley to a newly formed development company owned by Hunt and certain of our founding investors for cash of $34.2 million, which equaled the CWIP of the project on the date of the sale, plus reimbursement of out of pocket expenses associated with the project financing.

Also effective January 15, 2015, we sold all the assets related to the GSEC interconnection project to Hunt for cash of $7.0 million, which equaled the CWIP of the project on the date of the sale.

In accordance with our development agreement, Hunt will continue to fund the construction of these identified projects and is required to offer them to us at least 90 days before each project is placed in service.

4.	Prepaids and Other Current Assets

Prepaids and other current assets are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Offering costs	$—	$4,397
Prepaid insurance	1,280	249
Other	300	251
Total prepaids and other current assets	$1,580	$4,897

Offering costs consisted of costs directly attributable to the registration of our common stock in connection with our IPO. These offering costs, which were netted against our IPO proceeds, equaled $6.3 million in the aggregate, of which $4.4 million were on the Consolidated Balance Sheet at December 31, 2014.

5.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Electric plant:
Transmission plant	$970,993	$966,560
Distribution plant	399,361	387,329
General plant	15,604	15,018
Total plant in service	1,385,958	1,368,907
CWIP	79,641	41,222
Total electric plant	1,465,599	1,410,129
Accumulated depreciation	(226,457)	(220,101)
Electric plant held for future use	37,118	37,118
Electric plant, net	$1,276,260	$1,227,146

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various transmission and distribution projects underway. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $28.9 million and $28.7 million at March 31, 2015 and December 31, 2014, respectively.

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

6.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of March 31, 2015 and December 31, 2014, $138.4 million was recorded as goodwill in the Consolidated Balance Sheets.

7.	Deferred Assets and Other Regulatory Assets, net

Deferred financing costs primarily consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility and issuance of $25.0 million aggregate principal amount of 8.5% per annum senior notes, see Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt.

Other regulatory assets consist of deferred financing costs within our regulated entities. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs will be included in the costs to be recovered in connection with a future rate case. Deferred financing costs included in other regulatory assets primarily consist of debt issuance costs incurred in connection with the construction credit agreement entered into by Sharyland Projects, LLC (SPLLC) on June 20, 2011 and refinancing costs incurred in connection with the amended and restated revolving credit facility entered into by SDTS on June 28, 2013. On December 10, 2014, the SDTS credit facility was amended and restated in order to increase the revolving credit facility to a total of $250.0 million revolving credit facility with additional financing costs incurred, see Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt.

Deferred costs recoverable in future years of $23.8 million at March 31, 2015 and December 31, 2014 represent operating costs incurred from inception of Sharyland through December 31, 2007. We have determined that these costs are probable of recovery through future rates based on orders of the Public Utility Commission of Texas (PUCT) in Sharyland’s prior rate cases and regulatory precedent.

Deferred assets and other regulatory assets, net are as follows:

	March 31, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs	$1,292	$(199)	$1,093	$1,290	$(143)	$1,147
Other regulatory assets:
Deferred financing costs	25,748	(13,549)	12,199	25,701	(12,693)	13,008
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Deferred financing costs and other regulatory assets, net	$50,833	$(13,748)	$37,085	$50,784	$(12,836)	$37,948

8.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facilities

On January 3, 2014, InfraREIT LP entered into a credit agreement, as amended, led by Bank of America, N.A. as administrative agent, which established a revolving credit facility of $130.0 million that included a letter of credit facility. On November 13, 2014, the credit facility was amended to extend the maturity date to March 31, 2015. On December 10, 2014, the credit facility was repaid and terminated using proceeds from InfraREIT LP’s new $75.0 million credit facility and SDTS’s amended credit agreement entered into on December 10, 2014, as discussed below.

On December 10, 2014, InfraREIT LP entered into a new $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all of the assets of the Operating Partnership, including the Operating Partnership’s equity interests in its subsidiary, Transmission and Distribution Company, LLC (TDC). In addition, TDC guarantees the revolving credit facility and this guarantee is secured by the assets of, and InfraREIT LP’s equity interests in, TDC. Upon consummation of the IPO and Merger, InfraREIT, Inc. became a guarantor under this revolving credit facility.

The credit agreement requires InfraREIT LP to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including, but not limited to, limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The credit agreement also contains restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland.

Borrowings and other extensions of credit under the revolving credit facility bear interest, at InfraREIT LP’s election, at a rate equal to (i) the one, two, three or six month London Interbank Offered Rate (LIBOR) plus 2.5%, or (ii) a base rate (equal to the highest of (A) the Federal Funds Rate plus ½ of 1%, (B) the Bank of America prime rate and (C) LIBOR plus 1%) plus 1.5%. Letters of credit are subject to a letter of credit fee equal to the daily amount available to be drawn times 2.5%. InfraREIT LP is also required to pay a commitment fee and other customary fees under the new revolving credit facility. InfraREIT LP may prepay amounts outstanding under the revolving credit facility in whole or in part without premium or penalty.

There were no outstanding borrowings or letters of credit under the revolving credit facility at March 31, 2015 and there was $75.0 million borrowing capacity available. At December 31, 2014, there was $57.0 million outstanding at a 2.66% interest rate and no letters of credit outstanding with $18.0 million of remaining capacity under this revolving credit facility. As of March 31, 2015 and December 31, 2014, InfraREIT LP was in compliance with all debt covenants under this agreement.

SDTS Credit Agreements

On June 28, 2013, SDTS entered into a second amended and restated credit agreement led by Royal Bank of Canada, as administrative agent, which established a revolving credit facility of $75.0 million that originally matured on June 28, 2018 and included a letter of credit facility.

On December 10, 2014, SDTS’s second amended and restated credit agreement was amended and restated in order to, among other things, increase the amount of the revolving credit facility to a total of $250.0 million and extend the maturity date to December 10, 2019. Up to $25.0 million of the revolving credit facility is available for issuance of letters of credit, and up to $5.0 million of the revolving facility is available for swingline loans. The revolving credit agreement is secured by substantially all of the assets of, and

TDC’s equity interests in, SDTS on the same basis as the senior secured notes described below in Note 9, Long-Term Debt. SDTS’s equity interest in SDTS FERC, L.L.C. (SDTS FERC) is also pledged as security for the revolving credit facility.

The interest rate for the revolving credit facility is based, at SDTS’s option, at a rate equal to either (1) a base rate, determined as the greatest of (A) the administrative agent’s prime rate, (B) the federal funds effective rate plus ½ of 1% and (C) LIBOR plus 1.00% per annum, plus a margin of either 0.75% or 1.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis or (2) LIBOR plus a margin of either 1.75% or 2.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis. SDTS is also required to pay a commitment fee and other customary fees under its revolving credit facility. SDTS is entitled to prepay amounts outstanding under the revolving credit facility with no prepayment penalty.

There were no outstanding borrowing or letters of credit under the credit agreement at March 31, 2015 and there was $250.0 million borrowing capacity available. At December 31, 2014, there were $162.0 million outstanding at an effective interest rate of 1.91% with no letters of credit outstanding and $88.0 million capacity under this revolving credit facility. As of March 31, 2015 and December 31, 2014, SDTS was in compliance with all debt covenants under this agreement.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs and is continuing, the required lenders may accelerate amounts due under each revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

9.	Long-Term Debt

Long-term debt consisted of the following:

		March 31, 2015		December 31, 2014
(In thousands)	Current Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Senior secured notes - $53.5 million	December 30, 2029	$45,859	7.25%	$46,291	7.25%
Senior secured notes - $110.0 million	September 30, 2030	104,647	6.47%	105,622	6.47%
Senior secured notes - $25.0 million	December 30, 2020	19,688	8.50%	20,000	8.50%
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured credit facilities - $407.0 million	June 20, 2018	394,790	2.43%*	397,843	2.42%*
		624,984		629,756
Less current portion of long-term debt		(19,332)		(19,234)
Debt classified as long-term debt		$605,652		$610,522

*	Interest based on LIBOR at March 31, 2015 and December 31, 2014, respectively, plus an applicable margin.

Senior Secured Notes – On December 31, 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on the senior secured notes is payable quarterly and the senior secured notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS and SDTS FERC.

On July 13, 2010, in connection with the acquisition of Cap Rock Holding Corporation (Cap Rock), SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America. Principal and interest on the senior secured notes is payable quarterly and the senior secured notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS and SDTS FERC.

On July 13, 2010, in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.5% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on the senior secured notes is payable quarterly and the senior secured notes are collateralized by the equity interest of TDC and certain accounts of TDC.

SDTS and TDC are entitled to prepay amounts outstanding under the notes, subject to payment of a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The senior secured note purchase agreements contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. As of March 31, 2015 and December 31, 2014, SDTS and TDC were in compliance with all debt covenants under these agreements.

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

Interest is payable quarterly on the $60.0 million fixed rate notes with the full principal balance due at maturity.

The term loan agreement and fixed rate notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. SPLLC was in compliance with all debt covenants for the term loan and fixed rate notes as of March 31, 2015 and December 31, 2014.

10.	Derivative Instruments

Interest – During 2011, SPLLC entered into an interest rate swap agreement designated as a cash flow hedge against variable interest rate exposure on a portion of the construction term loan which established a fixed rate on the LIBOR interest rates specified in the SPLLC construction term loan at 0.832% per annum until June 30, 2014. Notional amounts reset on a monthly basis and did not exceed $261.0 million at any given time. Notional amounts were $261.0 million as of March 31, 2014. This swap agreement terminated on June 30, 2014. We have not entered into any new derivative instruments since the termination of this swap agreement.

This cash flow hedging instrument was recorded as a liability in the Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the cash flow hedging instrument was effective. The cash flow hedging instrument gains and losses included in other comprehensive income were reclassified into earnings as the underlying transaction occurred. There was no cash flow hedging instrument ineffectiveness recorded for this swap agreement.

The Company reclassified $0.4 million, included in other comprehensive income during the three months ended March 31, 2014 to interest expense, net on the Consolidated Statements of Operations.

11.	Contingent Consideration

In connection with our acquisition of InfraREIT LP in 2010, we agreed to contingent consideration in the form of future deemed capital credits in an amount up to $82.5 million to Hunt-InfraREIT. The capital account credits, which were generated pro rata with our cash expenditures on the CREZ Project up to $737.0 million, were issued to Hunt-InfraREIT in the form of Class A OP Units at the agreed upon deemed issue price of $10.65 per unit on the first day of each quarter following the actual expenditures. The future deemed capital credits were determined to be contingent consideration and were assessed a fair value of $78.6 million at the date of acquisition and included as a component of long-term liabilities in the Consolidated Balance Sheets.

As of December 31, 2014, InfraREIT LP had issued, as described above, approximately 6.7 million of Class A OP Units to Hunt-InfraREIT. During the three months ended March 31, 2015, the following transactions occurred:

•	On January 1, 2015, InfraREIT LP issued 53,246 Class A OP Units to Hunt-InfraREIT.
•	On February 4, 2015, in connection with the Reorganization, InfraREIT LP issued Hunt-InfraREIT 983,418 Common OP Units in full settlement of InfraREIT LP’s contingent consideration obligation.

We recognized $0.6 million as expense due to changes in fair value of our contingent consideration in accordance with the acquisition agreement during the three months ended March 31, 2014. This expense was recorded as part of other (expense) income, net on the Consolidated Statements of Operations. There was no expense recorded during the three months ended March 31, 2015 related to our contingent consideration. As of December 31, 2014, $27.4 million was recorded as a current liability in the form of contingent consideration in the Consolidated Balance Sheets. As of March 31, 2015, no such liability was recorded as the contingent consideration was fully settled.

12.	Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

Our derivative contracts consisted of cash flow hedging instruments which are not traded on a public exchange. The fair values of the cash flow hedging instrument contracts were determined using discounted cash flow techniques. The techniques incorporated Level 2 inputs and quotes from the counterparty to the interest swap contract. These market inputs were utilized in a discounted cash flow calculation considering the cash flow hedging instrument term, credit risk, notional amount and discount rate and were classified as Level 2 in the fair value hierarchy.

As of March 31, 2015 and December 31, 2014, we had $394.8 million and $397.8 million, respectively, of borrowings under the construction term loan which accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximated fair value for the amounts outstanding.

We also had borrowings totaling $230.2 million and $231.9 million under senior secured notes with a weighted average interest rate of 6.42% and 6.43% per annum as of March 31, 2015 and December 31, 2014, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

We assessed the fair market value of our contingent consideration associated with the acquisition of InfraREIT LP using observable Level 2 inputs at December 31, 2014.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2015
Long-term debt	$624,984	$—	$659,445	$—
December 31, 2014
Long-term debt	$629,756	$—	$658,306	$—
Contingent consideration - long-term	27,378	—	27,378	—

13.	Regulatory Liability

Our regulatory liability is established through our depreciation rates related to cost of removal and represents amounts that we expect to incur in the future. As of March 31, 2015 and December 31, 2014, we recorded on the Consolidated Balance Sheets as a long-term liability $3.9 million and $1.2 million, respectively, net of actual removal costs incurred.

14.	Commitments and Contingencies

The amounts reported as regulatory assets as of March 31, 2015 and December 31, 2014, are subject to the review by the PUCT and as with all utility assets may change at a later date based on that review, see Note 7, Deferred Assets and Other Regulatory Assets, net.

We are not a party to any legal proceedings other than legal proceedings arising in the ordinary course of business. We do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

15.	Equity

On January 12, 2015, InfraREIT, Inc. amended its charter to increase the number of authorized common shares from 3,000 to 450,000,000. In addition, the par value of our common stock was reduced from $1 per share to $0.01 per share. Both the authorized number of common shares and the par value were unaffected by the Merger or Reorganization.

On December 18, 2014, InfraREIT, L.L.C.’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, L.L.C., on December 18, 2014 of $0.31 per unit for a total distribution of $14.1 million,

$10.8 million of which was allocated to InfraREIT, L.L.C. Also on December 18, 2014, InfraREIT, L.L.C.’s board of directors approved a cash dividend to shareholders of record on December 18, 2014 of $0.31 per share for a total of $10.8 million. The cash distribution and cash dividend were paid on January 16, 2015. For federal income tax purposes, this distribution and dividend was classified as ordinary income.

On January 13, 2015, InfraREIT, L.L.C.’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, L.L.C., on January 20, 2015 of $0.26 per unit for a total distribution of $11.7 million, $9.0 million of which was allocated to InfraREIT, L.L.C. Also, on January 13, 2015, InfraREIT, L.L.C.’s board of directors approved a cash dividend to shareholders of record on January 20, 2015 of $0.26 per share for a total of $9.0 million. The cash distribution and cash dividend were paid on January 29, 2015. For federal income tax purposes, this distribution and dividend will be classified as ordinary income.

On March 6, 2015, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on March 31, 2015 of $0.14 per unit for a total distribution of $8.5 million, $6.1 million of which was allocated to InfraREIT, Inc. Also, on March 6, 2015, our board of directors approved a cash dividend to shareholders of record on March 31, 2015 of $0.14 per share for a total of $6.1 million. The cash distribution and cash dividend were paid on April 23, 2015. For federal income tax purposes, this distribution and dividend will be classified as ordinary income.

16.	Accumulated Other Comprehensive Loss

There were no changes in accumulated other comprehensive loss for the three months ended March 31, 2015. Changes in accumulated other comprehensive loss for the three months ended March 31, 2014 associated with the interest rate swap designated as a cash flow hedge was as follows:

(In thousands)	Accumulated Other Comprehensive Loss Attributable to InfraREIT, Inc.	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive Loss
Other comprehensive loss before reclassifications	$(37)	$(11)	$(48)
Amounts reclassified from accumulated other comprehensive loss	341	102	443
Net period other comprehensive loss	$304	$91	$395

17.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, Common OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the Common OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. Prior to the cancellation of all outstanding Class A OP Units, these units also participated in net income allocations and distributions and had the same redemption rights. As of March 31, 2015 and December 31, 2014, there were a total of 17.0 million and 10.7 million OP Units held by the limited partners of the Operating Partnership.

On May 1, 2014, the limited partnership agreement of InfraREIT LP was amended in order to incorporate a long-term incentive plan and InfraREIT LP issued related OP Units (pre-IPO LTIP Units) to independent non-voting members of the InfraREIT, L.L.C. board of directors as part of their compensation, which were fully vested upon grant. During the three months ended March 31, 2015, an aggregate of 28,000 LTIP Units were issued by the Operating Partnership to seven of our directors which included a one year vesting period. We recognized $0.1 million of compensation expense as general and administrative expense in the Consolidated Statements of Operations during the three months ended March 31, 2015. There were no pre-IPO LTIP Units issued or compensation expense recognized during the three months ended March 31, 2014.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common OP Units meet the requirements to be classified as permanent equity. During the three months ended March 31, 2015, we did not redeem any OP Units other than, in connection with the Reorganization: (i) 1,551,878

Class A OP Units held by Hunt-InfraREIT, which were exchanged with InfraREIT, Inc. for 1,551,878 shares of common stock of InfraREIT, Inc. and (ii) 6,242,999 Class A OP Units in exchange for the assignment of a promissory note in the principal amount of $66.5 million. The Operating Partnership did not redeem any OP Units during the three months ended March 31, 2014.

18.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares on common stock of InfraREIT, Inc. or common shares of InfraREIT, L.L.C., as applicable, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three months ended March 31, 2015 and 2014.

Earnings per share are calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Basic net income per share:
Net (loss) income attributable to InfraREIT, Inc.	$(26,873)	$3,845
Weighted average common shares outstanding	41,204	35,053
Basic net income per share	$(0.65)	$0.11
Diluted net income per share:
Net (loss) income attributable to InfraREIT, Inc.	$(26,873)	$3,845
Weighted average common shares outstanding	41,204	35,053
Redemption of operating partnership units	—	—
Weighted average dilutive shares outstanding	41,204	35,053
Diluted net income per share	$(0.65)	$0.11
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net (loss) income attributable to noncontrolling interest	$(9,000)	$1,147
Redemption of operating partnership units	13,801	10,421

19.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended March 31,
(In thousands)	2015	2014
Base rent (straight-line)	$29,372	$24,837
Percentage rent	—	—
Total lease revenue	$29,372	$24,837

SDTS, SDTS FERC and SPLLC have entered into various leases with Sharyland and SU FERC for all of our placed in service T&D assets. The master lease agreements, as amended, expire at various dates from December 31, 2015 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints, which decrease over the term of the agreements). The rate used for percentage rent varies by lease and ranges from a high of 37% to a low of 23% over the term of the agreements. Percentage rent was not recognized during the three months ended March 31, 2015 and 2014 as Sharyland’s revenue had not exceeded the annual specified breakpoints. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first quarter each year with the largest amounts recognized during the third and fourth quarters of each year.

20.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Supplemental cash flow information
Cash paid during the period for interest	$7,081	$7,330
Cash paid during the period for taxes	—	75
Non-cash investing and financing activities
Non-cash right of way additions to electric plant	—	337
Change in accrued additions to electric plant	12,106	30,039
Allowance for funds used during construction - debt	408	396
Non-cash members' contributions	—	91
Net non-cash equity issuances related to the Merger and Reorganization	97,193	—
Net non-cash noncontrolling equity issuances related to the Merger and Reorganization	119,607	—
Non-cash noncontrolling interests contributions	—	27
Non-cash noncontrolling interests equity issuance	755	2,467
Dividends payable	6,099	—
Distribution payable to noncontrolling interest	2,384	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with the “Explanatory Note” on page 5 and the consolidated financial statements and related notes beginning on page 6. This Item 2 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Overview

We own rate-regulated electric T&D assets in Texas as part of a dividend growth oriented real estate investment trust (REIT). We currently own T&D assets throughout Texas, including the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.1 billion as of March 31, 2015. We expect that organic growth as well as potential acquisitions of T&D assets from Hunt, Sharyland and third parties will allow us to achieve continued growth in our rate base, which is calculated as our gross electric plant in service under U.S. GAAP less accumulated depreciation and adjusted for accumulated deferred income taxes.

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

For a description of our business model and significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 18, 2015. There have been no material changes to the items during the three months ended March 31, 2015.

InfraREIT, Inc. Results of Operations

	Three Months Ended March 31,
(In thousands)	2015	2014
Lease revenue
Base rent	$29,372	$24,837
Percentage rent	—	—
Total lease revenue	29,372	24,837
Operating costs and expenses
General and administrative expense	48,733	3,412
Depreciation	9,508	8,461
Total operating costs and expenses	58,241	11,873
(Loss) income from operations	(28,869)	12,964
Other (expense) income
Interest expense, net	(7,422)	(7,681)
Other income (expense), net	626	(133)
Total other expense	(6,796)	(7,814)
(Loss) income before income taxes	(35,665)	5,150
Income tax expense	208	158
Net (loss) income	(35,873)	4,992
Less: Net (loss) income attributable to noncontrolling interest	(9,000)	1,147
Net (loss) income attributable InfraREIT, Inc.	$(26,873)	$3,845

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Lease revenue—Lease revenue, consisting of only base rent, was $29.4 million and $24.8 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $4.6 million, or 18.5%. The increase in base rent was driven by the addition of assets under lease during the year ended December 31, 2014. There was no percentage rent recognized during the three months ended March 31, 2015 or 2014. See Note 19, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first quarter each year with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense—General and administrative expenses were $48.7 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $45.3 million. The increase in general and administrative expense was primarily driven by a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT as a non-cash reorganization advisory fee, an increase in professional services of $0.5 million and a $0.1 million stock compensation expense. Furthermore, our management fee expense of $2.5 million during the first quarter of 2015 was $0.3 million less than the comparable expense during the first quarter of 2014. For the three months ended March 31, 2014, our general and administrative expense reflected all of the costs incurred on our behalf by Hunt Manager, and did not include the management fee we paid to Hunt Manager during that period. Beginning with the quarter ended June 30, 2014, including with respect to the first quarter of 2015, as a result of an increase to the management fee, our general and administrative expense does not include all costs incurred by our external manager during that period, but does include our management fees to Hunt Manager. The allocated costs from Hunt Manager during the three months ended March 31, 2014 were $2.8 million.

Depreciation—Depreciation expense was $9.5 million and $8.5 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $1.0 million, or 11.8%. The increase in depreciation expense was due to additional assets placed in service during 2014.

Interest expense, net—Interest expense, net was $7.4 million and $7.7 million during the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $0.3 million, or 3.9%. The decrease in interest expense, net was due to lower interest expense related to our debt which is mainly due to the payoff of our revolving credit facilities in February 2015. See Note 8, Borrowings Under Credit Facilities in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income (expense), net—Other income, net was $0.6 million during the three months ended March 31, 2015 compared to other expense, net of $0.1 million for the three months ended March 31, 2014, representing an increase of $0.7 million. The increase in other income (expense), net was driven by $0.6 million of expense related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement during the three months ended March 31, 2014. There was no such expense during the three months ended March 31, 2015. See Note 11, Contingent Consideration in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

As of March 31, 2015, we had $86.5 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of March 31, 2015, we also had $1.7 million of restricted cash and $325.0 million of unused capacity under our revolving credit facilities.

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

Capital Expenditures

On an accrual basis, capital expenditures for the three months ended March 31, 2015 were $54.7 million. Capital expenditures differ from cash for additions to electric plant on the Consolidated Statements of Cash Flows due in part to differences in construction costs incurred during the period versus cash paid during the period. We expect to incur total capital expenditures for Footprint Projects in the 2015 calendar year will be in the $240 million to $250 million range. We intend to fund these capital expenditures with a mix of debt, proceeds from our IPO and cash flows from operations. Our capital expenditures forecast is driven primarily by the need to improve the reliability of our existing system and meet the identified requirements of customers, reflecting the historical and expected growth in our service territories. Our expectation is based upon a variety of assumptions, including load growth, Sharyland’s and our past experience, reliability needs and historical precedent. Although we believe these assumptions and estimates underlying the forecast to be reasonable as of the date of this report, they are inherently uncertain and subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause the amount and timing of our capital expenditures to differ materially from our current expectations.

Dividends and Distributions

We intend to distribute substantially all of our cash available for distribution, less prudent reserves, through regular quarterly cash dividends. Our initial quarterly dividend rate is $0.225 per share, or $0.90 per share on an annualized basis. On March 6, 2015, our board of directors also approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on March 31, 2015 of $0.14 per unit for a total distribution of $8.5 million, $6.1 million of which was allocated to InfraREIT, Inc. Also, on March 6, 2015, our board of directors declared a cash dividend to shareholders of record on March 31, 2015 of $0.14 per share for a total of $6.1 million. The $0.14 per share of common stock was calculated from the closing date of our IPO on February 4, 2015 through March 31, 2015. The cash distribution and cash dividend were paid on April 23, 2015.

Credit Arrangements

We have two revolving credit facilities, a term loan and senior secured notes. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Operating Partnership Revolving Credit Facility

On December 10, 2014, our Operating Partnership entered into a new $75.0 million revolving credit facility led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all of the assets of the Operating Partnership, including the Operating Partnership’s equity interests in its subsidiary, Transmission and Distribution Company, LLC (TDC). In addition, TDC guarantees the revolving credit facility and this guarantee is secured by the assets of, and InfraREIT LP’s equity interest in, TDC. Upon consummation of the IPO and Merger, InfraREIT, Inc. became a guarantor under this revolving credit facility.

The credit agreement requires the Operating Partnership to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including, but not limited to, limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The credit agreement also contains restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland.

Borrowings and other extensions of credit under the revolving credit facility bear interest, at the Operating Partnership’s election, at a rate equal to (i) the one, two, three or six month London Interbank Offered Rate (LIBOR) plus 2.5%, or (ii) a base rate (equal to the highest of (A) the Federal Funds Rate plus 1⁄2 of 1%, (B) the Bank of America prime rate and (C) LIBOR plus 1%) plus 1.5%. Letters of credit are subject to a letter of credit fee equal to the daily amount available to be drawn times 2.5%. The Operating Partnership is also required to pay a commitment fee and other customary fees under the revolving credit facility. The Operating Partnership may prepay amounts outstanding under the revolving credit facility in whole or in part without premium or penalty.

There were no outstanding borrowings or letters of credit under the revolving credit facility at March 31, 2015 and there was $75.0 million borrowing capacity available. At December 31, 2014, there was $57.0 million outstanding at a 2.66% interest rate and no letters of credit outstanding with $18.0 million of remaining capacity under this revolving credit facility. As of March 31, 2015 and December 31, 2014, the Operating Partnership was in compliance with all debt covenants under this agreement.

SDTS Revolving Credit Facility

On June 28, 2013, our subsidiary, Sharyland Distribution and Transmission Services, L.L.C. (SDTS) entered into a second amended and restated credit agreement led by Royal Bank of Canada, as administrative agent, which established a revolving credit facility of $75.0 million that originally matured on June 28, 2018 and included a letter of credit facility.

On December 10, 2014, SDTS’s second amended and restated credit agreement was amended and restated in order to, among other things, increase the amount of the revolving credit facility to a total of $250.0 million and extend that maturity date to December 10, 2019. Up to $25.0 million of the revolving credit facility is available for issuance of letters of credit, and up to $5.0 million of the revolving credit facility is available for swingline loans. The revolving credit agreement is secured by substantially all of the assets of, and TDC’s equity interests in, SDTS on the same basis as the senior secured notes described below. SDTS’s equity interest in SDTS FERC is also pledged as security for the revolving credit facility.

The interest rate for the revolving credit facility is based, at SDTS’s option, at a rate equal to either (1) a base rate, determined as the greatest of (A) the administrative agent’s prime rate, (B) the federal funds effective rate plus ½ of 1% and (C) LIBOR plus 1.00% per annum, plus a margin of either 0.75% or 1.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis, or (2) LIBOR plus a margin of either 1.75% or 2.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis. SDTS is also required to pay a commitment fee and other customary fees under its revolving credit facility. SDTS is entitled to prepay amounts outstanding under the revolving credit facility with no prepayment penalty.

There were no outstanding borrowings or letters of credit under the credit agreement at March 31, 2015 and there was $250.0 million borrowing capacity available. At December 31, 2014, there was $162.0 million outstanding at an effective interest rate of 1.91% with no letters of credit outstanding and $88.0 million capacity under this revolving credit facility. As of March 31, 2015 and December 31, 2014, SDTS was in compliance with all debt covenants under this agreement.

The revolving credit facilities of the Operating Partnership and SDTS are subject to customary events of default. If an event of default occurs and is continuing, the required lenders may accelerate amounts due under each revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

CREZ Construction Loan

On June 20, 2011, our subsidiary, Sharyland Projects, LLC (SPLLC) entered into a construction term loan agreement consisting of a $667.0 million construction term loan, reduced to $447.0 million on March 8, 2013, syndicated broadly by a group of 14 international banks, and $60.0 million in fixed rate notes issued to The Prudential Insurance Company of America and affiliates. The senior secured credit facility is collateralized by SPLLC’s assets and SDTS’s equity interest in SPLLC.

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

The term loan matures on June 20, 2018. The carrying amount of the term loan at March 31, 2015 was $394.8 million with an effective interest rate of 2.43%.

The $60.0 million fixed rate notes accrue interest at 5.04% per annum and mature on June 20, 2018 with interest paid quarterly. The fixed rate notes do not provide for any principal payments. The carrying amount of the fixed rates notes was $60.0 million at March 31, 2015.

The term loan agreement and fixed rate notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitations on liens, investments and the incurrence of additional indebtedness. SPLLC was in compliance with all debt covenants for the term loan and fixed rate notes as of March 31, 2015 and December 31, 2014.

Senior Secured Notes

On December 31, 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2029. Principal and interest on the senior notes is payable quarterly and the senior notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS and SDTS FERC. As of March 31, 2015, $45.9 million of principal was outstanding under this loan. In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock) on July 13, 2010, our subsidiaries entered into several different debt arrangements. SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America, which mature on September 30, 2030. Principal and interest on the senior secured notes is payable quarterly and the senior notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS and SDTS FERC. As of March 31, 2015, $104.6 million of principal was outstanding under this loan.

Also in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.5% per annum senior notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2020. Principal and interest on the senior notes is payable quarterly and the senior secured notes are collateralized by the equity interests of TDC and certain accounts of TDC. As of March 31, 2015, $19.7 million of principal was outstanding under this loan.

SDTS and TDC are entitled to prepay amounts outstanding under the notes, subject to payment of a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The senior secured purchase agreements contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitations on liens, investments and the incurrence of additional indebtedness. As of March 31, 2015 and December 31, 2014, SDTS and TDC were in compliance with all covenants under these loans.

Cash Flows

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Cash flows from operating activities—Net cash provided by operating activities was $25.2 million and $20.4 million during the three months ended March 31, 2015 and 2014, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue resulting from increased assets under lease during the three months ended March 31, 2015 compared to the same period of 2014.

Cash flows from investing activities—Net cash used in investing activities was $197.3 million and $65.5 million during the three months ended March 31, 2015 and 2014, respectively. The increase related to our use of cash in the first quarter of 2015 was attributable to our use of $172.4 million of IPO proceeds as cash consideration in the Merger partially offset by our receipt of cash proceeds of $41.2 million in the first quarter of 2015 from the sale of the Cross Valley and GSEC interconnection projects to Hunt and our sale of marketable securities for cash of $1.1 million in the first quarter of 2015.

Cash flows from financing activities—Net cash provided by financing activities was $243.1 million and $66.8 million during the three months ended March 31, 2015 and 2014, respectively. The increase in net cash provided related primarily to our receipt of net cash proceeds of $493.7 million from our IPO during the first quarter of 2015 partially offset by lower borrowings during the first quarter of 2015, dividends and distributions of $25.9 million during the first quarter of 2015 and repayments of borrowings of $257.8 million during the first quarter of 2015 compared to repayment of borrowings of $1.0 million during the first quarter of 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015 and December 31, 2014.

Contingent Consideration and Deemed Capital Contributions

Contingent Consideration

In connection with the acquisition of InfraREIT LP in 2010, we agreed to contingent consideration in the form of future deemed capital credits in the amount of up to $82.5 million to Hunt-InfraREIT. The capital account credits, which were generated pro rata with our cash expenditures on our transmission assets in the Texas Panhandle and Southern Plains (CREZ Project) up to $737.0 million, were issued to Hunt-InfraREIT in the form of Class A OP Units at the agreed upon deemed issue price of $10.65 per unit on the first day of each quarter following the actual expenditures. The future deemed capital credits were determined to be contingent consideration and were assessed a fair value of $78.6 million at the date of acquisition and included as a component of long-term liabilities in the Consolidated Balance Sheets.

As of December 31, 2014, InfraREIT LP had issued, as described above, approximately 6.7 million of Class A OP Units to Hunt-InfraREIT. During the three months ended March 31, 2015, the following transactions occurred:

•	On January 1, 2015, InfraREIT LP issued 53,246 Class A OP Units to Hunt-InfraREIT.
•	On February 4, 2015, in connection with the Reorganization, InfraREIT LP issued Hunt-InfraREIT 983,418 common units in full settlement of InfraREIT LP’s contingent consideration obligation.

We recognized $0.6 million as expense due to changes in fair value of our contingent consideration in accordance with the acquisition agreement during the three months ended March 31, 2014. This expense was recorded as part of other (expense) income, net on the Consolidated Statements of Operations. There was no expense recorded during the three months ended March 31, 2015 related to our contingent consideration. As of December 31, 2014, $27.4 million was recorded as a current liability in the form of contingent consideration in the Consolidated Balance Sheets. As of March 31, 2015, no such liability was recorded as the contingent consideration was fully settled.

Deemed Capital Credits

In connection with the organization of InfraREIT, L.L.C. in November 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT with respect to certain development projects. The amount of the capital account credits the Operating Partnership was required to issue equaled 5% of our capital expenditures on these projects, including AFUDC. The number of Class A OP Units the Operating Partnership was required to issue equaled the amount of the capital account credit divided by $10.65. During the three months ended March 31, 2014, InfraREIT LP issued approximately 31,088 Class A OP Units, and on January 1, 2015 the Operating Partnership issued an additional 17,600 Class A OP Units to Hunt-InfraREIT. Following the consummation of our IPO, the Operating Partnership no longer has the obligation to issue deemed capital credits and related equity to Hunt-InfraREIT. We recorded these capital account credits as asset acquisition costs included as part of the capital project in our CWIP balance.

The capital account credits earned as of December 31, 2014 represent 5% of the estimated capital expenditures and AFUDC related to the expansion of our Railroad DC Tie. Following the consummation of our IPO, we no longer have the obligation to issue these deemed capital credits or related equity.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment to the specific set of circumstances existing in our business. Compliance with the rules necessarily involves reducing a number of very subjective judgments before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical.

For a description of our critical accounting policies and estimates, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Unaudited Consolidated Financial Statements of each of InfraREIT, L.L.C. and InfraREIT, Inc. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 18, 2015. There have been no material changes to these policies during the three months ended March 31, 2015.

Financial Information Related to Our Tenant

We are presenting Sharyland’s non-GAAP financial information below, which our management reviews to help evaluate Sharyland’s results of operations and financial condition, and which we believe provides information regarding Sharyland’s ability to meet its rent obligations. We have legal title to our T&D assets; however, Sharyland maintains operational control through the leases and through its managing member interest in SDTS and is responsible for construction and maintenance of our T&D assets. These rights and obligations constitute continuing involvement, which results in failed sale-leaseback financing accounting with respect to the lease of our T&D assets in Sharyland’s financial statements. Under failed sale-leaseback financing accounting, Sharyland is treated as the owner of the assets under all lease agreements, including T&D assets currently under construction. Consequently, our T&D assets, including any T&D assets currently under construction, are reflected as assets, and an estimate of Sharyland’s lease obligations to us are reflected as liabilities, on Sharyland’s balance sheet.

We present the following below:

•	Sharyland’s net income, calculated in accordance with U.S GAAP.
•

Sharyland’s management reported net income, which is calculated by adding the amount of depreciation expense and interest expense that Sharyland incurs as a result of failed sale-leaseback accounting to Sharyland’s U.S GAAP net income and subtracting Sharyland’s management calculated rent expense. Sharyland’s management calculated rent expense differs from our lease revenue because Sharyland’s management calculates rent expense on a cash rather than U.S GAAP basis.

•

Sharyland’s management reported net income before interest, taxes, depreciation, amortization and rent (EBITDAR), which is calculated by adding Sharyland’s management calculated interest, taxes, depreciation, amortization and rent expense to Sharyland’s management reported net income.

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s management calculated rent expense.
•	Sharyland’s management reported balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback accounting treatment.
	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$4,085	$3,582
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	6,300	7,300
Add: Failed sale-leaseback interest expense	29,100	23,600
Deduct: Rent expense	38,000	30,700
Sharyland's management reported net income	1,485	3,782
Adjustments:
Add: Interest expense, net	40	80
Add: Income tax expense	477	486
Add: Depreciation and amortization	1,318	568
Add: Rent expense	38,000	30,700
EBITDAR	$41,320	$35,616
Ratio of EBITDAR to rent expense	1.09x	1.16x

	March 31, 2015
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Property, plant and equipment, net	$1,299,166	$(1,286,140)	$13,026
Current assets	80,862	—	80,862
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	37,847	(23,793)	14,054
Total Assets	$1,418,975	$(1,309,933)	$109,042
Partners' Capital and Liabilities
Partners' capital	$11,524	$5,207	$16,731
Long-term financing obligations	1,283,918	(1,283,918)	—
Regulatory liabilities	3,147	—	3,147
Other post-employment benefits (OPEB) and other long-term liabilities	11,175	—	11,175
Total capitalization	1,309,764	(1,278,711)	31,053
Current liabilities:
Accounts payable and accrued liabilities	40,591	—	40,591
Current portion of financing obligation	31,222	(31,222)	—
Due to affiliates	23,279	—	23,279
Short-term borrowings	5,000	—	5,000
Short-term borrowings from affiliates	6,500	—	6,500
Current state margin tax payable	2,619	—	2,619
Total current liabilities	109,211	(31,222)	77,989
Total Partners' Capital and Liabilities	$1,418,975	$(1,309,933)	$109,042

	December 31, 2014
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Property, plant and equipment, net	$1,230,171	$(1,218,938)	$11,233
Current assets	74,950	—	74,950
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	38,834	(23,793)	15,041
Total Assets	$1,345,055	$(1,242,731)	$102,324
Partners' Capital and Liabilities
Partners' capital	$7,439	$8,307	$15,746
Long-term financing obligations	1,218,558	(1,218,558)	—
Regulatory liabilities	3,505		3,505
OPEB and other long-term liabilities	9,006	—	9,006
Total capitalization	1,238,508	(1,210,251)	28,257
Current liabilities:
Accounts payable and accrued liabilities	49,926	—	49,926
Current portion of financing obligation	32,480	(32,480)	—
Due to affiliates	21,999	—	21,999
Current state margin tax payable	2,142	—	2,142
Total current liabilities	106,547	(32,480)	74,067
Total Partners' Capital and Liabilities	$1,345,055	$(1,242,731)	$102,324

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2015, the outstanding balance on the CREZ term loan was $394.8 million. A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $1.0 million for the three months ended March 31, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Director and our Senior Vice President and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our President, Chief Executive Officer and Director and our Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings other than legal proceedings arising in the ordinary course of our business. We do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

Item 1A.	Risk Factors

The risk factor below amends and restates the corresponding risk factor previously disclosed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We and our tenant are subject to periodic rate cases. In connection with the 2014 rate case settlement, Sharyland agreed to bring another rate case during 2016 based on a 2015 test year. The outcome of the 2016 rate case is unknown, but if Sharyland’s rates are reduced or if existing regulatory parameters are reduced, our lease revenue, and the fair market value of our T&D assets, will be adversely affected. In addition, on March 30, 2015 the PUCT initiated a project regarding complaints from ratepayers in Sharyland’s service territory. There is no definitive timeline for the project and the potential outcome is impossible to predict at this time.

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

There have been no other material changes in our risk factors during the three months ended March 31, 2015 from those previously disclosed in Part 1, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider the risk factors discussed in our 2014 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Please see the caption Recent Sales of Unregistered Securities included in Part II, Item 5., Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of unregistered sales of securities by each of InfraREIT, Inc., the Operating Partnership and InfraREIT, L.L.C. There were no additional sales of unregistered securities during the three months ended March 31, 2015 other than those previously disclosed.

Use of Proceeds From Registered Securities

On January 29, 2015, our Registration Statement on Form S-11 (File No. 333-201106) for the IPO of up to 23,000,000 shares of our common stock was declared effective by the SEC. On February 4, 2015, we closed our IPO and sold 23,000,000 shares of our common stock (including 3,000,000 shares pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock from us) at an IPO price of $23.00 per share. The IPO resulted in gross proceeds of $529.0 million and net proceeds of approximately $495.7 million (or $489.4 million after deducting the expenses paid by our Operating Partnership as described below) after deducting underwriting discounts and commissions of approximately $31.7 million and the underwriting structuring fee of approximately $1.6 million. None of these fees were paid directly or indirectly to our directors, officers or affiliates, or to persons owning 10% or more of our common stock or that of other affiliates.

We used $172.4 million of the IPO proceeds to fund the cash portion of the consideration issued to our founding investors in the Merger on February 4, 2015. We contributed the remaining $323.2 million of the proceeds we received from our IPO to our Operating Partnership in exchange for 15,000,000 Common OP Units.

Our Operating Partnership used the proceeds from our IPO that it received from us (i) to repay on February 4, 2015 an aggregate of $1.0 million (plus interest) of indebtedness to HCI pursuant to a promissory note, (ii) to repay on February 6, 2015 an aggregate of $222.0 million of its and SDTS’s outstanding indebtedness under their respective credit facilities, (iii) to pay estimated IPO expenses of $6.3 million and (iv) for general corporate purposes, including making payments to Sharyland in the ordinary course of business pursuant to our leases as described in Note 2, Related Party Transactions in the Notes to the Consolidated Financial Statements.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description

2.1	—

Merger and Transaction Agreement dated as of January 29, 2015 among InfraREIT, L.L.C., InfraREIT, Inc. and InfraREIT Partners, LP (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

3.1	—	Articles of Restatement of the Registrant (filed as exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 9, 2015 and filed March 10, 2015 and incorporated herein by reference).

3.2	—

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

Eighth Amended and Restated Rent Supplement (McAllen Lease), dated March 13, 2015, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 18, 2015 and incorporated herein by reference).

10.7	—

Eighth Amended and Restated Rent Supplement (Stanton/Brady/Celeste Lease), dated March 13, 2015, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 18, 2015 and incorporated herein by reference).

Exhibit Number		Description

10.8	—

Fourth Amended and Restated Rent Supplement (Stanton Transmission Loop Lease), dated January 1, 2015, between SDTS FERC, L.L.C. and SU FERC, L.L.C. (filed as exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.9	—

Sixth Amended and Restated Rent Supplement (CREZ Lease), dated March 13, 2015, between Sharyland Projects, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 18, 2015 and incorporated herein by reference).

10.10	—

Third Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated March 13, 2015, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 18, 2015 and incorporated herein by reference).

10.11	—

InfraREIT, Inc. Amended and Restated Registration Rights and Lock-Up Agreement, among the Registrant and each of the persons listed on Schedule A thereto (filed as exhibit 10.9 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.12	—

Lock-Up Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP, Hunt-InfraREIT, L.L.C. and Hunt Consolidated, Inc. (filed as exhibit 10.10 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.13	—

Form of Director and Officer Indemnification Agreement (filed as exhibit 10.39 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.14	—

Share Purchase Agreement, dated as of January 29, 2015, among the Registrant and Westwood Trust, as trustee (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.15	—

Structuring Fee Agreement, dated as of January 29, 2015, between the Registrant and Hunt-InfraREIT, L.L.C. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.16	—

Redemption Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP and Hunt-InfraREIT, L.L.C. (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.17	—

Redemption Agreement, dated as of January 29, 2015, between the Registrant and InfraREIT Partners, LP (filed as exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.18	—

Unit Subscription Agreement, dated as of January 29, 2015, between InfraREIT Partners, LP and MC Transmission Holdings, Inc. (filed as exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.19	—

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

10.20	—	Form of Restricted Stock Unit Agreement (filed as exhibit 10.48 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.21	—

Form of InfraREIT Partners, LP LTIP Unit Award Agreement (filed as exhibit 10.40 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.22	—	InfraREIT, Inc. 2015 Non-Qualified Employee Stock Purchase Plan (filed as exhibit 10.49 to the Company’s Annual Report on Form 10-K filed March 18, 2015 and incorporated herein by reference).

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

Exhibit Number		Description
32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of March 31, 2015

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ David A. Campbell
David A. Campbell
Date: May 14, 2015	President, Chief Executive Officer and Director
/s/ Brant Meleski
Brant Meleski
Date: May 14, 2015	Senior Vice President and Chief Financial Officer