Form 10-Q
period 2015-06-30
InfraREIT, Inc.
filed 2015-08-07
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 5, 2015, 43,565,495 shares of common stock were issued and outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

risks that the capital expenditures we expect will not materialize for a variety of reasons, including as a result of lower oil and gas drilling and related midstream and service company activities in the Permian Basin relative to our current expectations;

•	our ability to acquire ROFO Projects or other T&D assets from Hunt Consolidated, Inc. and its subsidiaries on terms that are accretive to our stockholders;
•	our current reliance on our tenant for all of our revenues and, as a result, our dependency on our tenant’s solvency and financial and operating performance;
•	defaults on or non-renewal or early termination of leases by our tenant;
•	risks related to future lease negotiations;
•	changes in the regulated rates the tenant of our assets may charge their customers;
•	the completion of our capital expenditure projects on time and on budget;
•	competitive conditions for the development and acquisition of T&D assets;
•	insufficient cash available to meet distribution requirements;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	changes in governmental policies or regulations with respect to our permitted capital structure, acquisitions and dispositions of assets, recovery of investments and our authorized rate of return;
•	weather conditions and other natural phenomena;
•	the effects of existing and future tax and other laws and governmental regulations;
•	our failure to qualify or maintain our status as a real estate investment trust (REIT);
•	availability of qualified personnel;
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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on March 18, 2015 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the SEC on May 14, 2015.

EXPLANATORY NOTE

The registrant is a Maryland corporation named InfraREIT, Inc. Before our initial public offering (IPO), which closed on February 4, 2015, substantially all of our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C., a Delaware limited liability company. On February 4, 2015, immediately following the consummation of our IPO, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger), with InfraREIT, Inc. as the surviving company. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the Internal Revenue Service and accounting services. As a result, this Quarterly Report on Form 10-Q presents the operating results of InfraREIT, L.L.C. for the three and six months ended June 30, 2014 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. Our operating results for the three and six months ended June 30, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through June 30, 2015, and our balance sheet as of June 30, 2015 is the balance sheet of InfraREIT, Inc.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$50,495	$15,612
Restricted cash	1,682	1,682
Due from affiliates	21,776	27,822
Inventory	6,938	7,393
Assets held for sale	—	41,211
Prepaids and other current assets	1,409	4,897
Total current assets	82,300	98,617
Electric Plant, net	1,325,582	1,227,146
Goodwill	138,384	138,384
Deferred Assets and Other Regulatory Assets, net	36,277	37,948
Investments	2,519	2,519
Total Assets	$1,585,062	$1,504,614
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$28,167	$25,295
Short-term borrowings	—	219,000
Current portion of long-term debt	19,430	19,234
Dividends and distributions payable	13,634	14,130
Contingent consideration	—	27,378
Accrued taxes	2,691	2,359
Total current liabilities	63,922	307,396
Long-Term Debt	600,757	610,522
Regulatory Liability	6,177	1,242
Total liabilities	670,856	919,160
Commitments and Contingencies
Equity
Members' capital - 35,053,186 shares issued and outstanding as of December 31, 2014	—	440,387
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,565,495 issued and outstanding as of June 30, 2015	436	—
Additional paid-in capital	702,213	—
Accumulated deficit	(38,698)	—
Accumulated other comprehensive loss	—	—
Total InfraREIT, Inc. equity	663,951	440,387
Noncontrolling interest	250,255	145,067
Total equity	914,206	585,454
Total Liabilities and Equity	$1,585,062	$1,504,614

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Lease revenue	$29,458	$25,225	$58,830	$50,062
Operating costs and expenses
General and administrative expense	4,728	3,284	53,461	6,696
Depreciation	9,671	8,366	19,179	16,827
Total operating costs and expenses	14,399	11,650	72,640	23,523
Income (loss) from operations	15,059	13,575	(13,810)	26,539
Other (expense) income
Interest expense, net	(6,939)	(7,984)	(14,361)	(15,665)
Other income, net	847	172	1,473	39
Total other expense	(6,092)	(7,812)	(12,888)	(15,626)
Income (loss) before income taxes	8,967	5,763	(26,698)	10,913
Income tax expense	124	250	332	408
Net income (loss)	8,843	5,513	(27,030)	10,505
Less: Net income (loss) attributable to noncontrolling interest	2,481	1,278	(6,519)	2,425
Net income (loss) attributable to InfraREIT, Inc.	$6,362	$4,235	$(20,511)	$8,080
Net income (loss) attributable to InfraREIT, Inc. common shareholders per share:
Basic	$0.15	$0.12	$(0.48)	$0.23
Diluted	$0.15	$0.12	$(0.48)	$0.23
Cash dividends declared per common share	$0.225	$—	$0.625	$—

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$8,843	$5,513	$(27,030)	$10,505
Change in fair value of cash flow hedging instrument	—	449	—	844
Comprehensive income (loss)	8,843	5,962	(27,030)	11,349
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,481	1,421	(6,519)	2,659
Comprehensive income (loss) attributable to InfraREIT, Inc.	$6,362	$4,541	$(20,511)	$8,690

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In thousands)

(Unaudited)

	Members' Capital	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total InfraREIT, Inc. Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$440,387	$—	$—	$—	$—	$440,387	$145,067	$585,454
Dividends and distributions	(8,964)	—	—	(15,902)	—	(24,866)	(8,964)	(33,830)
Repurchase of common shares	(66,517)	—	—	—	—	(66,517)	—	(66,517)
Initial public offering, net of offering costs	—	230	490,203	—	—	490,433	—	490,433
Merger of InfraREIT, L.L.C. and InfraREIT, Inc. and related Reorganization transactions	(367,191)	206	212,010	—	—	(154,975)	53,090	(101,885)
Net income (loss)	2,285	—	—	(22,796)	—	(20,511)	(6,519)	(27,030)
Equity based compensation	—	—	—	—	—	—	308	308
Non-cash noncontrolling interest equity issuance	—	—	—	—	—	—	67,273	67,273
Balance at June 30, 2015	$—	$436	$702,213	$(38,698)	$—	$663,951	$250,255	$914,206

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(27,030)	$10,505
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	19,179	16,827
Amortization of deferred financing costs	1,824	1,659
Allowance for funds used during construction - equity	(1,481)	(930)
Change in fair value of contingent consideration	—	895
Reorganization structuring fee	44,897	—
Realized gain on sale of marketable securities	(66)	—
Equity based compensation	308	120
Changes in assets and liabilities:
Due from affiliates	6,046	13,865
Inventory	455	(391)
Prepaids and other current assets	(855)	(1,337)
Accounts payable and accrued liabilities	7,683	4,789
Net cash provided by operating activities	50,960	46,002
Cash flows from investing activities
Additions to electric plant	(115,627)	(112,063)
Proceeds from sale of assets	41,211	—
Sale of marketable securities	1,065	—
Cash paid to InfraREIT, L.L.C. investors in the merger, net of cash assumed	(172,400)	—
Net cash used in investing activities	(245,751)	(112,063)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	493,722	—
Proceeds from short-term borrowings	33,000	82,000
Repayments of short-term borrowings	(253,000)	—
Proceeds from borrowings of long-term debt	—	11,000
Repayments of long-term debt	(9,569)	(5,056)
Net change in restricted cash	—	(1)
Deferred financing costs	(153)	(715)
Dividends and distributions paid	(34,326)	—
Net cash provided by financing activities	229,674	87,228
Net increase in cash and cash equivalents	34,883	21,167
Cash and cash equivalents at beginning of period	15,612	7,746
Cash and cash equivalents at end of period	$50,495	$28,913

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

The Merger was accounted for as a reverse acquisition which means for accounting purposes, we treated the assets and liabilities of InfraREIT, Inc. as assumed and incorporated with the assets and liabilities of InfraREIT, L.L.C. The main assets and liabilities assumed were marketable securities of $1.1 million and a note payable of $1.0 million. The marketable securities were sold during February 2015 for $1.1 million resulting in a realized gain of $0.1 million which is recorded in other income (expense), net in the Consolidated Statements of Operations. Additionally, the note payable and associated interest were paid in full in February 2015.

We hold 71.9% of the outstanding partnership units (OP Units) in the Operating Partnership as of June 30, 2015 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. MC Transmission Holdings, Inc. (MC Transmission), which is a subsidiary of Marubeni Corporation (Marubeni), seven members of our board of directors and affiliates of Hunt Consolidated, Inc. (HCI) hold the other 28.1% of the outstanding OP Units as of June 30, 2015.

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

The Operating Partnership used the net proceeds from the IPO that it received from InfraREIT, Inc.:

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

•

On February 4, 2015, the Operating Partnership issued Hunt-InfraREIT 1,167,287 Common OP Units as an accelerated payment of a portion of the carried interest agreed to in 2010 in connection with the organization of InfraREIT, L.L.C. To effect the shift in ownership from the pre-IPO investors to Hunt-InfraREIT, an equal number of OP Units held by InfraREIT, L.L.C. in the Operating Partnership were canceled at the same time.

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

On March 9, 2015, the Operating Partnership issued Common OP Units in exchange for outstanding Class A OP Units and Class C OP Units. Such Common OP Units were allocated among the holders of Class A OP Units and Class C OP Units, and the Class A OP Units, Class B OP Units and Class C OP Units were canceled. Following such allocation, we adopted a third amended and restated partnership agreement that eliminated the provisions related to the Reorganization and the description of the Class A OP Units, Class B OP Units and Class C OP Units; however, it continues to allow amendments to authorize and issue additional classes of OP Units in the future.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of InfraREIT, Inc. include our accounts and the accounts of all other entities in which we have a controlling financial interest with noncontrolling interest of consolidated subsidiaries reported separately. This Quarterly Report on Form 10-Q presents the operating results of InfraREIT, L.L.C. for the three and six months ended June 30, 2014 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. Our operating results for the three and six months ended June 30, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through June 30, 2015, and our balance sheet as of June 30, 2015 is the balance sheet of InfraREIT, Inc.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The adoption of the new guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Our subsidiaries are parties to several lease agreements with Sharyland Utilities, L.P. (Sharyland), through which we lease our T&D assets to Sharyland. Under the leases we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or distribution projects primarily situated within our distribution service territory, or that physically hang from our existing transmission assets.

We earned lease revenues under these agreements of $29.5 million and $25.2 million from Sharyland during the three months ended June 30, 2015 and 2014, respectively. We earned $58.8 million and $50.1 million from Sharyland during the six months ended June 30, 2015 and 2014, respectively. In connection with our leases with Sharyland, we recorded a deferred rent liability of $16.7 million and $5.0 million as of June 30, 2015 and December 31, 2014, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

We and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our T&D assets. For the six months ended June 30, 2015 and 2014, the net amount of the payments we made to Sharyland was $121.3 million and $90.8 million, respectively.

As of June 30, 2015 and December 31, 2014, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $10.7 million and $16.1 million, respectively, related to amounts owed to Sharyland. As of June 30, 2015 and December 31, 2014, amounts due from affiliates on the Consolidated Balance Sheets included $21.8 million and $27.8 million, respectively, related to amounts owed by Sharyland associated with our leases.

Our management fee paid to Hunt Manager for the six months ended June 30, 2015 and 2014 was $5.8 million and $1.3 million, respectively. As of June 30, 2015 and December 31, 2014, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. Additionally, during the six months ended June 30, 2015 and 2014, we paid Hunt Manager $0.3 million and $0.2 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

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

In connection with the organization of InfraREIT, L.L.C. in November 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT with respect to certain development projects. The amount of the capital account credits the Operating Partnership was required to issue equaled 5% of our capital expenditures on these projects, including allowance for funds used during construction (AFUDC). The number of Class A OP Units the Operating Partnership was required to issue equaled the amount of the capital account credit divided by $10.65. During the six months ended June 30, 2014, the Operating Partnership issued approximately 37,241 Class A OP Units, and on January 1, 2015, the Operating Partnership issued an additional 17,600 Class A OP Units to Hunt-InfraREIT. Following the consummation of our IPO, the Operating Partnership no longer has the obligation to issue deemed capital credits and related equity to Hunt-InfraREIT. We recorded these capital account credits as asset acquisition costs included as part of the capital project in our construction work in progress (CWIP) balance.

InfraREIT LP also issued deemed capital and equity in connection with its CREZ Project. For further information, see Note 11, Contingent Consideration.

Prior to our IPO, we and one of our stockholders were parties to a secondee agreement under which employees of the stockholder provided services to us for a secondment fee. We incurred costs associated with secondment fees of less than $0.1 million during the six months ended June 30, 2014. We have not and will not incur any fees associated with this agreement in 2015. These fees are included in general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, there were no amounts owed to the member included in accounts payable and accrued liabilities on the Consolidated Balance Sheets related to the secondee agreement. As a result of our IPO, the secondee agreement terminated.

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

On November 20, 2014, InfraREIT, Inc. borrowed $1.0 million from HCI pursuant to a promissory note. The note accrued interest at 2.5% per year and was due on November 1, 2015. This note and accrued interest were repaid in February 2015 with proceeds from our IPO for a total of $1.0 million.

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

4.	Prepaids and Other Current Assets

Prepaids and other current assets are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Offering costs	$—	$4,397
Prepaid insurance	874	249
Other	535	251
Total prepaids and other current assets	$1,409	$4,897

Offering costs consisted of costs directly attributable to the registration of our common stock in connection with our IPO. These offering costs, which were netted against our IPO proceeds, equaled $6.3 million in the aggregate, of which $4.4 million were on the Consolidated Balance Sheet at December 31, 2014.

5.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Electric plant:
Transmission plant	$981,159	$966,560
Distribution plant	422,857	387,329
General plant	15,620	15,018
Total plant in service	1,419,636	1,368,907
CWIP	101,523	41,222
Total electric plant	1,521,159	1,410,129
Accumulated depreciation	(232,695)	(220,101)
Electric plant held for future use	37,118	37,118
Electric plant, net	$1,325,582	$1,227,146

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various transmission and distribution projects underway. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $29.0 million and $28.7 million at June 30, 2015 and December 31, 2014, respectively.

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

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of June 30, 2015 and December 31, 2014, $138.4 million was recorded as goodwill in the Consolidated Balance Sheets.

7.	Deferred Assets and Other Regulatory Assets, net

Deferred financing costs primarily consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility and issuance of $25.0 million aggregate principal amount of 8.50% per annum senior notes, see Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt.

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

Deferred costs recoverable in future years of $23.8 million at June 30, 2015 and December 31, 2014 represent operating costs incurred from inception of Sharyland through December 31, 2007. We have determined that these costs are probable of recovery through future rates based on orders of the Public Utility Commission of Texas (PUCT) in Sharyland’s prior rate cases and regulatory precedent.

Deferred assets and other regulatory assets, net are as follows:

	June 30, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs	$1,292	$(255)	$1,037	$1,290	$(143)	$1,147
Other regulatory assets:
Deferred financing costs	25,852	(14,405)	11,447	25,701	(12,693)	13,008
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Deferred financing costs and other regulatory assets, net	$50,937	$(14,660)	$36,277	$50,784	$(12,836)	$37,948

8.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facilities

On January 3, 2014, InfraREIT LP entered into a credit agreement, as amended, led by Bank of America, N.A., as administrative agent, which established a revolving credit facility of $130.0 million that included a letter of credit facility. On November 13, 2014, the credit facility was amended to extend the maturity date to March 31, 2015. On December 10, 2014, the credit facility was repaid and terminated using proceeds from InfraREIT LP’s new $75.0 million credit facility and SDTS’s amended credit agreement entered into on December 10, 2014, as discussed below.

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

There were no outstanding borrowings or letters of credit under the revolving credit facility at June 30, 2015 and there was $75.0 million borrowing capacity available. At December 31, 2014, $57.0 million of borrowings were outstanding at a 2.66% interest rate and no letters of credit outstanding with $18.0 million of remaining capacity under this revolving credit facility. As of June 30, 2015 and December 31, 2014, InfraREIT LP was in compliance with all debt covenants under this agreement.

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

There were no outstanding borrowing or letters of credit under the credit agreement at June 30, 2015 and there was $250.0 million borrowing capacity available. At December 31, 2014, $162.0 million of borrowings were outstanding at an effective interest rate of 1.91% with no letters of credit outstanding and $88.0 million of capacity under this revolving credit facility. As of June 30, 2015 and December 31, 2014, SDTS was in compliance with all debt covenants under this agreement.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs and is continuing, the required lenders may accelerate amounts due under each revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

9.	Long-Term Debt

Long-term debt consisted of the following:

		June 30, 2015		December 31, 2014
(In thousands)	Current Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Senior secured notes - $53.5 million	December 30, 2029	$45,418	7.25%	$46,291	7.25%
Senior secured notes - $110.0 million	September 30, 2030	103,657	6.47%	105,622	6.47%
Senior secured notes - $25.0 million	December 30, 2020	19,375	8.50%	20,000	8.50%
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured credit facilities - $407.0 million	June 20, 2018	391,737	2.44%*	397,843	2.42%*
Total long-term debt		620,187		629,756
Less current portion of long-term debt		(19,430)		(19,234)
Debt classified as long-term debt		$600,757		$610,522

*	Interest based on LIBOR at June 30, 2015 and December 31, 2014, respectively, plus an applicable margin.

Senior Secured Notes – On December 31, 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on the senior secured notes is payable quarterly and the senior secured notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS.

On July 13, 2010, in connection with the acquisition of Cap Rock Holding Corporation (Cap Rock), SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America. Principal and interest on the senior secured notes is payable quarterly and the senior secured notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS.

On July 13, 2010, in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on the senior secured notes is payable quarterly and the senior secured notes are collateralized by the equity interest of TDC and certain accounts of TDC.

SDTS and TDC are entitled to prepay amounts outstanding under the notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The senior secured notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. As of June 30, 2015 and December 31, 2014, SDTS and TDC were in compliance with all debt covenants under these agreements.

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

The $447.0 million construction term loan accrued interest at LIBOR plus 2.00%. LIBOR reset at each selected interest period (one, two, three or six months), at SPLLC’s discretion, at the current market rate. The outstanding borrowing under the construction term loan at December 31, 2013 was $396.0 million. On May 16, 2014, the construction term loan outstanding was converted into a term loan with a balance of $407.0 million. After this conversion, interest accrues at LIBOR plus 2.25% for a period of three years, at which point the interest rate will increase to LIBOR plus 2.50%. Interest under the loan is payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan are payable quarterly after the conversion.

Interest is payable quarterly on the $60.0 million fixed rate notes with the full principal balance due at maturity.

The term loan agreement and fixed rate notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. SPLLC was in compliance with all debt covenants for the term loan and fixed rate notes as of June 30, 2015 and December 31, 2014.

10.	Derivative Instruments

Interest – During 2011, SPLLC entered into an interest rate swap agreement designated as a cash flow hedge against variable interest rate exposure on a portion of the construction term loan which established a fixed rate on the LIBOR interest rates specified in the SPLLC construction term loan at 0.832% per annum until June 30, 2014. Notional amounts reset on a monthly basis and did not exceed $261.0 million at any given time. There were no notional amounts as of June 30, 2014 as this swap agreement terminated on June 30, 2014. We have not entered into any new derivative instruments since the termination of this swap agreement.

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

The Company reclassified $0.4 million and $0.8 million, included in other comprehensive income, during the three and six months ended June 30, 2014, respectively, to interest expense, net on the Consolidated Statements of Operations.

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

As of December 31, 2014, InfraREIT LP had issued, as described above, approximately 6.7 million of Class A OP Units to Hunt-InfraREIT. During the first quarter of 2015, the following transactions occurred:

•	On January 1, 2015, InfraREIT LP issued 53,246 Class A OP Units to Hunt-InfraREIT.
•	On February 4, 2015, in connection with the Reorganization, InfraREIT LP issued Hunt-InfraREIT 983,418 Common OP Units in full settlement of InfraREIT LP’s contingent consideration obligation.

We recognized $0.3 million and $0.9 million as expense due to changes in fair value of our contingent consideration in accordance with the acquisition agreement during the three and six months ended June 30, 2014, respectively. This expense was recorded as part of other (expense) income, net on the Consolidated Statements of Operations. There was no expense recorded during the three and six months ended June 30, 2015 related to our contingent consideration. As of December 31, 2014, $27.4 million was recorded as a current liability in the form of contingent consideration in the Consolidated Balance Sheets. As of June 30, 2015, no such liability was recorded as the contingent consideration was fully settled.

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

As of June 30, 2015 and December 31, 2014, we had $391.7 million and $397.8 million, respectively, of borrowings under the construction term loan which accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximated fair value for the amounts outstanding.

We also had borrowings totaling $228.5 million and $231.9 million under senior secured notes with a weighted average interest rate of 6.42% and 6.43% per annum as of June 30, 2015 and December 31, 2014, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

We assessed the fair market value of our contingent consideration associated with the acquisition of InfraREIT LP using observable Level 2 inputs at December 31, 2014.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2015
Long-term debt	$620,187	$—	$648,818	$—
December 31, 2014
Long-term debt	$629,756	$—	$658,306	$—
Contingent consideration - long-term	27,378	—	27,378	—

13.	Regulatory Liability

Our regulatory liability is established through our depreciation rates related to cost of removal and represents amounts that we expect to incur in the future. As of June 30, 2015 and December 31, 2014, we recorded on the Consolidated Balance Sheets as a long-term liability $6.2 million and $1.2 million, respectively, net of actual removal costs incurred.

14.	Commitments and Contingencies

The amounts reported as regulatory assets as of June 30, 2015 and December 31, 2014 are subject to the review by the PUCT and as with all utility assets may change at a later date based on that review, see Note 7, Deferred Assets and Other Regulatory Assets, net.

We are not a party to any legal proceedings other than legal proceedings arising in the ordinary course of business. We do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

15.	Equity

On January 12, 2015, InfraREIT, Inc. amended its charter to increase the number of authorized common shares from 3,000 to 450,000,000. In addition, the par value of our common stock was reduced from $1 per share to $0.01 per share. Both the authorized number of shares of common stock and the par value were unaffected by the Merger or Reorganization.

On June 5, 2015, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on June 30, 2015 of $0.225 per unit for a total distribution of $13.6 million ($9.8 million to InfraREIT, Inc.). Also, on June 5, 2015, our board of directors approved a cash dividend to shareholders of record on June 30, 2015 of $0.225 per share for a total of $9.8 million. The cash distribution and cash dividend were paid on July 23, 2015.

On March 6, 2015, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on March 31, 2015 of $0.14 per unit for a total distribution of $8.5 million ($6.1 million to InfraREIT, Inc.). Also, on March 6, 2015, our board of directors approved a cash dividend to shareholders of record on March 31, 2015 of $0.14 per share for a total of $6.1 million. The cash distribution and cash dividend were paid on April 23, 2015.

On January 13, 2015, InfraREIT, L.L.C.’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, L.L.C., on January 20, 2015 of $0.26 per unit for a total distribution of $11.7 million ($9.0 million to InfraREIT, L.L.C.). Also, on January 13, 2015, InfraREIT, L.L.C.’s board of directors approved a cash dividend to shareholders of record on January 20, 2015 of $0.26 per share for a total of $9.0 million. The cash distribution and cash dividend were paid on January 29, 2015.

On December 18, 2014, InfraREIT, L.L.C.’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, L.L.C., on December 18, 2014 of $0.31 per unit for a total distribution of $14.1 million ($10.8 million to InfraREIT, L.L.C.). Also on December 18, 2014, InfraREIT, L.L.C.’s board of directors approved a cash dividend to shareholders of record on December 18, 2014 of $0.31 per share for a total of $10.8 million. The cash distribution and cash dividend were paid on January 16, 2015. For federal income tax purposes, this dividend was classified as ordinary income.

16.	Accumulated Other Comprehensive Loss

There were no changes in accumulated other comprehensive loss for the three and six months ended June 30, 2015. Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2014 associated with the interest rate swap designated as a cash flow hedge was as follows:

(In thousands)	Accumulated Other Comprehensive Loss Attributable to InfraREIT, Inc.	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2014
Other comprehensive loss before reclassifications	$(40)	$39	$(1)
Amounts reclassified from accumulated other comprehensive loss	346	104	450
Net period other comprehensive loss	$306	$143	$449
Six Months Ended June 30, 2014
Other comprehensive loss before reclassifications	$(77)	$28	$(49)
Amounts reclassified from accumulated other comprehensive loss	687	206	893
Net period other comprehensive loss	$610	$234	$844

17.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, Common OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the Common OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. Prior to the cancellation of all outstanding Class A OP Units, these units also participated in net income allocations and distributions and had the same redemption rights. As of June 30, 2015 and December 31, 2014, there were a total of 17.0 million and 10.7 million OP Units held by the limited partners of the Operating Partnership.

On May 1, 2014, the limited partnership agreement of InfraREIT LP was amended in order to incorporate a long-term incentive plan and InfraREIT LP issued related OP Units (pre-IPO LTIP Units) to independent non-voting members of the InfraREIT, L.L.C. board of directors as part of their compensation, which were fully vested upon grant. During the first quarter of 2015, an aggregate of 28,000 LTIP Units were issued by the Operating Partnership to seven of our directors which included a one year vesting period. We recognized $0.2 million and $0.3 million of compensation expense as general and administrative expense in the Consolidated Statements of Operations during the three and six months ended June 30, 2015, respectively. As of June 30, 2014, 11,264 pre-IPO LTIP Units were issued with an aggregate value of $0.1 million with $0.1 million of compensation expense recognized as general and administrative expense during the three and six months ended June 30, 2014.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common OP Units meet the requirements to be classified as permanent equity. During the six months ended June 30, 2015, we did not redeem any OP Units other than, in connection with the Reorganization: (i) 1,551,878 Class A OP Units held by Hunt-InfraREIT, which were exchanged with InfraREIT, Inc. for 1,551,878 shares of common stock of InfraREIT, Inc. and (ii) 6,242,999 Class A OP Units in exchange for the assignment of a promissory note in the principal amount of $66.5 million. The Operating Partnership did not redeem any OP Units during the six months ended June 30, 2014.

18.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of common stock of InfraREIT, Inc. or common shares of InfraREIT, L.L.C., as applicable, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three and six months ended June 30, 2015 and 2014.

Earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Basic net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$6,362	$4,235	$(20,511)	$8,080
Weighted average common shares outstanding	43,565	35,053	42,391	35,053
Basic net income (loss) per share	$0.15	$0.12	$(0.48)	$0.23
Diluted net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$6,362	$4,235	$(20,511)	$8,080
Weighted average common shares outstanding	43,565	35,053	42,391	35,053
Redemption of operating partnership units	—	—	—	—
Weighted average dilutive shares outstanding	43,565	35,053	42,391	35,053
Diluted net income (loss) per share	$0.15	$0.12	$(0.48)	$0.23
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income (loss) attributable to noncontrolling interest	$2,481	$1,278	$(6,519)	$2,425
Redemption of operating partnership units	17,028	10,562	15,424	10,523

19.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Base rent (straight-line)	$29,458	$24,542	$58,830	$49,379
Percentage rent	—	683	—	683
Total lease revenue	$29,458	$25,225	$58,830	$50,062

SDTS and SPLLC have entered into various leases with Sharyland for all of our placed in service T&D assets. The master lease agreements, as amended, expire at various dates from December 31, 2015 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints, which decrease over the term of the agreements). The rate used for percentage rent varies by lease and ranges from a high of 37% to a low of 23% over the term of the agreements. Percentage rent was not recognized during the three and six months ended June 30, 2015 as Sharyland’s revenue had not exceeded the annual specified breakpoints. Percentage rent was recognized during the three and six months ended June 30, 2014 as Sharyland’s revenue did exceed the annual specified breakpoints. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year with the largest amounts recognized during the third and fourth quarters of each year.

20.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2015	2014
Supplemental cash flow information
Cash paid during the period for interest	$13,569	$15,015
Cash paid during the period for taxes	—	75
Non-cash investing and financing activities
Non-cash right of way additions to electric plant	—	344
Change in accrued additions to electric plant	5,475	22,388
Allowance for funds used during construction - debt	919	778
Net non-cash equity issuances related to the Merger and Reorganization	97,193	—
Net non-cash noncontrolling equity issuances related to the Merger and Reorganization	119,607	—
Non-cash noncontrolling interests equity issuance	755	3,706
Dividends and distributions payable	13,634	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We own rate-regulated electric T&D assets in Texas as part of a dividend growth oriented real estate investment trust (REIT). Our assets are located in the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.1 billion as of June 30, 2015. We expect that organic growth as well as potential acquisitions of T&D assets from Hunt, Sharyland and third parties will allow us to achieve continued growth in our rate base, which is calculated as our gross electric plant in service under accounting principles generally accepted in the United States of America (U.S. GAAP) less accumulated depreciation and adjusted for accumulated deferred income taxes.

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

For a description of our business model and significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 18, 2015. There have been no material changes to the items during the six months ended June 30, 2015.

InfraREIT, Inc. Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Lease revenue
Base rent	$29,458	$24,542	$58,830	$49,379
Percentage rent	—	683	—	683
Total lease revenue	29,458	25,225	58,830	50,062
Operating costs and expenses
General and administrative expense	4,728	3,284	53,461	6,696
Depreciation	9,671	8,366	19,179	16,827
Total operating costs and expenses	14,399	11,650	72,640	23,523
Income (loss) from operations	15,059	13,575	(13,810)	26,539
Other (expense) income
Interest expense, net	(6,939)	(7,984)	(14,361)	(15,665)
Other income, net	847	172	1,473	39
Total other expense	(6,092)	(7,812)	(12,888)	(15,626)
Income (loss) before income taxes	8,967	5,763	(26,698)	10,913
Income tax expense	124	250	332	408
Net income (loss)	8,843	5,513	(27,030)	10,505
Less: Net income (loss) attributable to noncontrolling interest	2,481	1,278	(6,519)	2,425
Net income (loss) attributable InfraREIT, Inc.	$6,362	$4,235	$(20,511)	$8,080

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Lease revenue — Lease revenue was $29.5 million and $25.2 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $4.3 million, or 17.1%. The increase in base rent was driven by the addition of assets under lease. There was no percentage rent recognized during the three months ended June 30, 2015. Percentage rent was $0.7 million, or 2.8% of total revenue, for the three months ended June 30, 2014. See Note 19, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $4.7 million and $3.3 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $1.4 million. The increase in general and administrative expense was primarily driven by an increase of $1.0 million in management fees owed to Hunt Manager under our management agreement, $0.1 million of stock compensation expense and $0.3 million of professional services related to legal, audit, tax and insurance services.

Depreciation — Depreciation expense was $9.7 million and $8.4 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $1.3 million, or 15.5%. The increase in depreciation expense was due to additional assets placed in service during 2015 and 2014.

Interest expense, net — Interest expense, net was $6.9 million and $8.0 million during the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $1.1 million, or 13.8%. The decrease in interest expense, net was due to lower interest expense related to our debt which is primarily due to the payoff of our revolving credit facilities in February 2015. See Note 8, Borrowings Under Credit Facilities in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income (expense), net — Other income, net was $0.8 million and $0.2 million during the three months ended June 30, 2015 and 2014, respectively, representing an increase of $0.6 million. The increase in other income, net was driven by an increase in AFUDC on other funds of $0.5 million from higher CWIP balances and applicable rates in 2015. Other income, net also included $0.3 million of expense related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement during the three months ended June 30, 2014. There was no such expense during the three months ended June 30, 2015. See Note 11, Contingent Consideration in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Lease revenue — Lease revenue was $58.8 million and $50.1 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $8.7 million, or 17.4%. The increase in base rent was driven by the addition of assets under lease. There was no percentage rent recognized during the six months ended June 30, 2015. Percentage rent was $0.7 million, or 1.4% of total revenue, for the six months ended June 30, 2014. See Note 19, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $53.5 million and $6.7 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $46.8 million. The increase in general and administrative expense was primarily driven by a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT as a non-cash reorganization advisory fee in the first quarter of 2015, an increase in professional services of $0.9 million primarily related to legal, audit, tax and insurance services, $0.2 million of increased stock compensation expense and $0.8 million of increased management fees owed to Hunt Manager under our management agreement.

Depreciation — Depreciation expense was $19.2 million and $16.8 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $2.4 million, or 14.3%. The increase in depreciation expense was due to additional assets placed in service during 2015 and 2014.

Interest expense, net — Interest expense, net was $14.4 million and $15.7 million during the six months ended June 30, 2015 and 2014, respectively, representing a decrease of $1.3 million, or 8.3%. The decrease in interest expense, net was due to lower interest expense related to our debt which is primarily due to the payoff of our revolving credit facilities in February 2015. See Note 8, Borrowings Under Credit Facilities in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income (expense), net — Other income, net was $1.5 million and less than $0.1 million during the six months ended June 30, 2015 and 2014, respectively. The increase in other income, net was driven by an increase in AFUDC on other funds of $0.6 million resulting from higher CWIP balances and applicable rates during 2015. Other income, net also included $0.9 million of expense related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement during the six months ended June 30, 2014. There was no such expense during the six months ended June 30, 2015. See Note 11, Contingent Consideration in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

As of June 30, 2015, we had $50.5 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of June 30, 2015, we also had $1.7 million of restricted cash and $325.0 million of unused capacity under our revolving credit facilities.

We expect the proceeds from our IPO, cash flows from operations and borrowings under our credit facilities to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, budgeted capital spending and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws and our distribution policy for at least the next twelve months. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2017 without raising proceeds from additional equity offerings. However, if (a) debt capital is unavailable on favorable terms or at all at a time when we would choose to access debt capital markets, (b) the capital expenditure requirements of our business are different than expectations, (c) we have the need for equity capital in connection with the purchase of ROFO Projects or other non-Footprint Projects, (d) our credit metrics are weaker than our expectations and/or (e) the cash flows from operations do not meet our current estimates or any other unexpected factors impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

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

Capital Expenditures

On an accrual basis, capital expenditures for the six months ended June 30, 2015 were $109.2 million. Capital expenditures differ from cash for additions to electric plant on the Consolidated Statements of Cash Flows due in part to differences in construction costs incurred during the period versus cash paid during the period. We expect to incur total capital expenditures in the $240 million to $250 million range for Footprint Projects in the 2015 calendar year. We intend to fund these capital expenditures with a mix of debt, proceeds from our IPO and cash flows from operations. Our capital expenditures forecast is driven primarily by the need to improve the reliability of our existing system and meet the identified requirements of customers, reflecting the historical and expected growth in our service territories. Our expectation is based upon a variety of assumptions, including load growth, Sharyland’s and our past experience, reliability needs and historical precedent. Although we believe these assumptions and estimates underlying the forecast to be reasonable as of the date of this report, they are inherently uncertain and subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause the amount and timing of our capital expenditures to differ materially from our current expectations.

Dividends and Distributions

We intend to distribute substantially all of our cash available for distribution, less prudent reserves, through regular quarterly cash dividends. Our initial quarterly dividend rate is $0.225 per share, or $0.90 per share on an annualized basis. On June 5, 2015, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record on June 30, 2015 of $0.225 per unit for a total distribution of $13.6 million ($9.8 million to InfraREIT, Inc.). Also, on June 5, 2015, our board of directors declared a cash dividend to shareholders of record on June 30, 2015 of $0.225 per share for a total of $9.8 million. The cash distribution and cash dividend were paid on July 23, 2015.

We have paid a total of $8.5 million and $34.3 million in dividends and distributions for the three and six months ended June 30, 2015, respectively. We did not pay any dividends or distributions during the three and six months ended June 30, 2014.

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

There were no outstanding borrowings or letters of credit under the revolving credit facility at June 30, 2015 and there was $75.0 million borrowing capacity available. At December 31, 2014, $57.0 million of borrowings were outstanding at a 2.66% interest rate and no letters of credit outstanding with $18.0 million of remaining capacity under this revolving credit facility. As of June 30, 2015 and December 31, 2014, the Operating Partnership was in compliance with all debt covenants under this agreement.

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

There were no outstanding borrowings or letters of credit under the credit agreement at June 30, 2015 and there was $250.0 million borrowing capacity available. At December 31, 2014, $162.0 million of borrowings were outstanding at an effective interest rate of 1.91% with no letters of credit outstanding and $88.0 million of capacity under this revolving credit facility. As of June 30, 2015 and December 31, 2014, SDTS was in compliance with all debt covenants under this agreement.

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

The $447.0 million construction term loan accrued interest at LIBOR plus 2.00%. LIBOR reset at each selected interest period (one, two, three or six months), at SPLLC’s discretion, at the current market rate. The outstanding borrowing under the construction term loan at December 31, 2013 was $396.0 million. On May 16, 2014, the construction term loan outstanding was converted into a term loan with a balance of $407.0 million. After this conversion, interest accrues at LIBOR plus 2.25% for a period of three years, at which point the interest rate will increase to LIBOR plus 2.50%. Interest under the loan is payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan are payable quarterly after the conversion.

The term loan matures on June 20, 2018. The carrying amount of the term loan at June 30, 2015 was $391.7 million with an effective interest rate of 2.44%.

The $60.0 million fixed rate notes accrue interest at 5.04% per annum and mature on June 20, 2018 with interest paid quarterly. The fixed rate notes do not provide for any principal payments. The carrying amount of the fixed rates notes was $60.0 million at June 30, 2015.

The term loan agreement and fixed rate notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitations on liens, investments and the incurrence of additional indebtedness. SPLLC was in compliance with all debt covenants for the term loan and fixed rate notes as of June 30, 2015 and December 31, 2014.

Senior Secured Notes

On December 31, 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2029. Principal and interest on the senior notes is payable quarterly and the senior notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS. As of June 30, 2015, $45.4 million of principal was outstanding under this loan. In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock) on July 13, 2010, our subsidiaries entered into several different debt arrangements. SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America, which mature on September 30, 2030. Principal and interest on the senior secured notes is payable quarterly and the senior notes are collateralized by SDTS’s T&D assets and the equity interests of SDTS. As of June 30, 2015, $103.7 million of principal was outstanding under this loan.

Also in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2020. Principal and interest on the senior notes is payable quarterly and the senior secured notes are collateralized by the equity interests of TDC and certain accounts of TDC. As of June 30, 2015, $19.4 million of principal was outstanding under this loan.

SDTS and TDC are entitled to prepay amounts outstanding under the notes, subject to payment of a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The senior secured notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitations on liens, investments and the incurrence of additional indebtedness. As of June 30, 2015 and December 31, 2014, SDTS and TDC were in compliance with all covenants under these agreements.

Cash Flows

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Cash flows from operating activities — Net cash provided by operating activities was $51.0 million and $46.0 million during the six months ended June 30, 2015 and 2014, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the six months ended June 30, 2015 compared to the same period of 2014, partially offset by less cash provided by working capital changes during the 2015 period compared to the 2014 period.

Cash flows from investing activities — Net cash used in investing activities was $245.8 million and $112.1 million during the six months ended June 30, 2015 and 2014, respectively. The increase related to our use of cash in the first half of 2015 was attributable to our use of $172.4 million of IPO proceeds as cash consideration in the Merger partially offset by our receipt of cash proceeds of $41.2 million in the first quarter of 2015 from the sale of the Cross Valley transmission line and Golden Spread Electric Coop interconnection projects to Hunt and our sale of marketable securities for cash of $1.1 million in the first quarter of 2015.

Cash flows from financing activities — Net cash provided by financing activities was $229.7 million and $87.2 million during the six months ended June 30, 2015 and 2014, respectively. The increase in net cash provided related primarily to our receipt of net cash proceeds of $493.7 million from our IPO during the first quarter of 2015 partially offset by lower borrowings during the first half of 2015, dividends and distributions of $34.3 million during the first half of 2015 and repayments of borrowings of $262.6 million during the first half of 2015 compared to repayment of borrowings of $5.1 million during the first half of 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015 and December 31, 2014.

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

As of December 31, 2014, InfraREIT LP had issued, as described above, approximately 6.7 million of Class A OP Units to Hunt-InfraREIT. During the first quarter of 2015, the following transactions occurred:

•	On January 1, 2015, InfraREIT LP issued 53,246 Class A OP Units to Hunt-InfraREIT.
•	On February 4, 2015, in connection with the Reorganization, InfraREIT LP issued Hunt-InfraREIT 983,418 common units in full settlement of InfraREIT LP’s contingent consideration obligation.

We recognized $0.3 million and $0.9 million as expense due to changes in fair value of our contingent consideration in accordance with the acquisition agreement during the three and six months ended June 30, 2014, respectively. This expense was recorded as part of other (expense) income, net on the Consolidated Statements of Operations. There was no expense recorded during the three and six months ended June 30, 2015 related to our contingent consideration. As of December 31, 2014, $27.4 million was recorded as a current liability in the form of contingent consideration in the Consolidated Balance Sheets. As of June 30, 2015, no such liability was recorded as the contingent consideration was fully settled.

Deemed Capital Credits

In connection with the organization of InfraREIT, L.L.C. in November 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT with respect to certain development projects. The amount of the capital account credits the Operating Partnership was required to issue equaled 5% of our capital expenditures on these projects, including AFUDC. The number of Class A OP Units the Operating Partnership was required to issue equaled the amount of the capital account credit divided by $10.65. During the six months ended June 30, 2014, InfraREIT LP issued approximately 37,241 Class A OP Units, and on January 1, 2015 the Operating Partnership issued an additional 17,600 Class A OP Units to Hunt-InfraREIT. Following the consummation of our IPO, the Operating Partnership no longer has the obligation to issue deemed capital credits and related equity to Hunt-InfraREIT. We recorded these capital account credits as asset acquisition costs included as part of the capital project in our CWIP balance.

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

For a description of our critical accounting policies and estimates, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Unaudited Consolidated Financial Statements of each of InfraREIT, L.L.C. and InfraREIT, Inc. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 18, 2015. There have been no material changes to these policies during the six months ended June 30, 2015.

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
•

Sharyland’s non-GAAP net income, which is calculated by adding the amount of depreciation expense and interest expense that Sharyland incurs as a result of failed sale-leaseback accounting to Sharyland’s U.S GAAP net income and subtracting Sharyland’s non-GAAP rent expense. Sharyland’s non-GAAP rent expense differs from our lease revenue because Sharyland’s non-GAAP rent expense is calculated on a cash rather than U.S GAAP basis.

•

Sharyland’s non-GAAP net income before interest, taxes, depreciation, amortization and rent (EBITDAR), which is calculated by adding Sharyland’s non-GAAP interest, taxes, depreciation, amortization and rent expense to Sharyland’s non-GAAP net income.

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback accounting treatment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net (loss) income	$(3,334)	$1,798	$751	$5,380
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	6,500	6,300	12,800	13,600
Add: Failed sale-leaseback interest expense	30,300	25,900	59,400	49,500
Deduct: Rent expense	38,300	35,100	76,300	65,800
Sharyland's management reported net (loss) income	(4,834)	(1,102)	(3,349)	2,680
Adjustments:
Add: Interest expense, net	195	22	235	102
Add: Income tax expense	438	646	915	1,132
Add: Depreciation and amortization	1,125	452	2,443	1,020
Add: Rent expense	38,300	35,100	76,300	65,800
EBITDAR	$35,224	$35,118	$76,544	$70,734
Ratio of EBITDAR to rent expense	0.92x	1.00x	1.00x	1.07x

	June 30, 2015
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Property, plant and equipment, net	$1,390,850	$(1,375,701)	$15,149
Current assets	76,838	—	76,838
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	37,039	(23,793)	13,246
Total Assets	$1,505,827	$(1,399,494)	$106,333
Partners' Capital and Liabilities
Partners' capital	$8,190	$3,414	$11,604
Long-term financing obligations	1,371,278	(1,371,278)	—
Regulatory liabilities	3,212	—	3,212
Other post-employment benefits (OPEB) and other long-term liabilities	6,837	—	6,837
Total capitalization	1,389,517	(1,367,864)	21,653
Current liabilities:
Accounts payable and accrued liabilities	48,835	—	48,835
Current portion of financing obligation	31,630	(31,630)	—
Due to affiliates	23,137	—	23,137
Short-term borrowings	5,000	—	5,000
Short-term borrowings from affiliates	6,500	—	6,500
Current state margin tax payable	1,208	—	1,208
Total current liabilities	116,310	(31,630)	84,680
Total Partners' Capital and Liabilities	$1,505,827	$(1,399,494)	$106,333

	December 31, 2014
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Property, plant and equipment, net	$1,230,171	$(1,218,938)	$11,233
Current assets	74,950	—	74,950
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	38,834	(23,793)	15,041
Total Assets	$1,345,055	$(1,242,731)	$102,324
Partners' Capital and Liabilities
Partners' capital	$7,439	$8,307	$15,746
Long-term financing obligations	1,218,558	(1,218,558)	—
Regulatory liabilities	3,505		3,505
OPEB and other long-term liabilities	9,006	—	9,006
Total capitalization	1,238,508	(1,210,251)	28,257
Current liabilities:
Accounts payable and accrued liabilities	49,926	—	49,926
Current portion of financing obligation	32,480	(32,480)	—
Due to affiliates	21,999	—	21,999
Current state margin tax payable	2,142	—	2,142
Total current liabilities	106,547	(32,480)	74,067
Total Partners' Capital and Liabilities	$1,345,055	$(1,242,731)	$102,324

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2015, the outstanding balance on the CREZ term loan was $391.7 million. A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

There have been no other material changes in our risk factors during the six months ended June 30, 2015 from those previously disclosed in Part 1, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. You should carefully consider the risk factors discussed in our 2014 Form 10-K and March 31, 2015 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of June 30, 2015

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number		Description
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ David A. Campbell
David A. Campbell
Date: August 7, 2015	President, Chief Executive Officer and Director
/s/ Brant Meleski
Brant Meleski
Date: August 7, 2015	Senior Vice President and Chief Financial Officer