Form 10-Q
period 2015-09-30
InfraREIT, Inc.
filed 2015-11-06
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 4, 2015, 43,565,495 shares of common stock were issued and outstanding.

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

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (“we” or “Company”) current expectations, contain projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures and rate base, expected lease payments, infrastructure programs, estimated cash flow projections, estimated distributions to our stockholders and tax position. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on March 18, 2015 and Part II, Item 1A., Risk Factors of this Quarterly Report on Form 10-Q.

EXPLANATORY NOTE

The registrant is a Maryland corporation named InfraREIT, Inc. Before our initial public offering (IPO), which closed on February 4, 2015, substantially all of our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C., a Delaware limited liability company. On February 4, 2015, immediately following the consummation of our IPO, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger), with InfraREIT, Inc. as the surviving company. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the Internal Revenue Service and accounting services. As a result, this Quarterly Report on Form 10-Q presents the operating results of InfraREIT, L.L.C. for the three and nine months ended September 30, 2014 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. Our operating results for the three and nine months ended September 30, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through September 30, 2015, and our balance sheet as of September 30, 2015 is the balance sheet of InfraREIT, Inc.

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise or except as otherwise noted, the words “Company,” “InfraREIT,” “we,” “our” and “us” refer to InfraREIT, L.L.C., before giving effect to the Merger, and InfraREIT, Inc., after giving effect to the Merger, as the context requires, and also refer to the registrant’s subsidiaries, including InfraREIT Partners, LP (Operating Partnership or InfraREIT LP), a Delaware limited partnership. Hunt Consolidated, Inc. (HCI) and its subsidiaries (collectively, Hunt) includes Hunt Utility Services, LLC (Hunt Manager), Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT) and Hunt Transmission Services, L.L.C. References to the “InfraREIT, L.L.C. board of directors” refer to the board of directors of InfraREIT, L.L.C. prior to the Merger, which included five voting members appointed by Hunt and each of the founding investors (as defined below in Note 1, Description of Business and Presentation of Financial Statements in the Notes to the Unaudited Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q) and four non-voting members. References to our “board of directors,” our “board” or our “directors” refer to the current board of directors of InfraREIT, Inc. Our tenant is Sharyland Utilities, L.P. (Sharyland). Unless otherwise indicated or the context requires, all information in this Quarterly Report on Form 10-Q gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in our Operating Partnership, which we effected on January 29, 2015.

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$29,725	$15,612
Restricted cash	1,682	1,682
Due from affiliates	21,647	27,822
Inventory	7,071	7,393
Assets held for sale	—	41,211
Prepaids and other current assets	857	4,897
Total current assets	60,982	98,617
Electric Plant, net	1,369,500	1,227,146
Goodwill	138,384	138,384
Deferred Assets and Other Regulatory Assets, net	35,993	37,948
Investments	2,519	2,519
Total Assets	$1,607,378	$1,504,614
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$26,780	$25,295
Short-term borrowings	20,000	219,000
Current portion of long-term debt	19,531	19,234
Dividends and distributions payable	13,634	14,130
Contingent consideration	—	27,378
Accrued taxes	2,934	2,359
Total current liabilities	82,879	307,396
Long-Term Debt	595,836	610,522
Regulatory Liability	8,477	1,242
Total liabilities	687,192	919,160
Commitments and Contingencies
Equity
Members' capital - 35,053,186 shares issued and outstanding as of December 31, 2014	—	440,387
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,565,495 issued and outstanding as of September 30, 2015	436	—
Additional paid-in capital	702,213	—
Accumulated deficit	(34,529)	—
Accumulated other comprehensive loss	—	—
Total InfraREIT, Inc. equity	668,120	440,387
Noncontrolling interest	252,066	145,067
Total equity	920,186	585,454
Total Liabilities and Equity	$1,607,378	$1,504,614

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Lease revenue	$41,452	$39,309	$100,282	$89,371
Operating costs and expenses
General and administrative expense	5,504	6,143	58,965	12,839
Depreciation	10,259	8,998	29,438	25,825
Total operating costs and expenses	15,763	15,141	88,403	38,664
Income from operations	25,689	24,168	11,879	50,707
Other (expense) income
Interest expense, net	(6,723)	(8,699)	(21,084)	(24,364)
Other income, net	707	294	2,180	333
Total other expense	(6,016)	(8,405)	(18,904)	(24,031)
Income (loss) before income taxes	19,673	15,763	(7,025)	26,676
Income tax expense	243	248	575	656
Net income (loss)	19,430	15,515	(7,600)	26,020
Less: Net income (loss) attributable to noncontrolling interest	5,458	3,621	(1,061)	6,046
Net income (loss) attributable to InfraREIT, Inc.	$13,972	$11,894	$(6,539)	$19,974
Net income (loss) attributable to InfraREIT, Inc. common shareholders per share:
Basic	$0.32	$0.34	$(0.15)	$0.57
Diluted	$0.32	$0.34	$(0.15)	$0.57
Cash dividends declared per common share	$0.225	$—	$0.850	$—

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$19,430	$15,515	$(7,600)	$26,020
Change in fair value of cash flow hedging instrument	—	—	—	844
Comprehensive income (loss)	19,430	15,515	(7,600)	26,864
Less: Comprehensive income (loss) attributable to noncontrolling interest	5,458	3,621	(1,061)	6,280
Comprehensive income (loss) attributable to InfraREIT, Inc.	$13,972	$11,894	$(6,539)	$20,584

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands)

(Unaudited)

	Members' Capital	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total InfraREIT, Inc. Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$440,387	$—	$—	$—	$—	$440,387	$145,067	$585,454
Dividends and distributions	(8,964)	—	—	(25,705)	—	(34,669)	(12,796)	(47,465)
Repurchase of common shares	(66,517)	—	—	—	—	(66,517)	—	(66,517)
Initial public offering, net of offering costs	—	230	490,203	—	—	490,433	—	490,433
Merger of InfraREIT, L.L.C. and InfraREIT, Inc. and related Reorganization transactions	(367,191)	206	212,010	—	—	(154,975)	53,090	(101,885)
Net income (loss)	2,285	—	—	(8,824)	—	(6,539)	(1,061)	(7,600)
Equity based compensation	—	—	—	—	—	—	493	493
Non-cash noncontrolling interest equity issuance	—	—	—	—	—	—	67,273	67,273
Balance at September 30, 2015	$—	$436	$702,213	$(34,529)	$—	$668,120	$252,066	$920,186

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(7,600)	$26,020
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	29,438	25,825
Amortization of deferred financing costs	2,436	3,193
Allowance for funds used during construction - equity	(2,180)	(1,432)
Change in fair value of contingent consideration	—	1,110
Reorganization structuring fee	44,897	—
Realized gain on sale of marketable securities	(66)	—
Equity based compensation	493	120
Changes in assets and liabilities:
Due from affiliates	6,175	8,960
Inventory	322	292
Prepaids and other current assets	(303)	(1,625)
Accounts payable and accrued liabilities	4,624	5,228
Net cash provided by operating activities	78,236	67,691
Cash flows from investing activities
Additions to electric plant	(164,890)	(170,200)
Proceeds from sale of assets	41,211	—
Sale of marketable securities	1,065	—
Cash paid to InfraREIT, L.L.C. investors in the merger, net of cash assumed	(172,400)	—
Net cash used in investing activities	(295,014)	(170,200)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	493,722	—
Proceeds from short-term borrowings	53,000	123,500
Repayments of short-term borrowings	(253,000)	(5,000)
Proceeds from borrowings of long-term debt	—	11,000
Repayments of long-term debt	(14,389)	(9,184)
Net change in restricted cash	—	(1)
Deferred financing costs	(481)	(897)
Dividends and distributions paid	(47,961)	—
Net cash provided by financing activities	230,891	119,418
Net increase in cash and cash equivalents	14,113	16,909
Cash and cash equivalents at beginning of period	15,612	7,746
Cash and cash equivalents at end of period	$29,725	$24,655

See accompanying notes to the unaudited consolidated financial statements.

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

The Merger was accounted for as a reverse acquisition, which means for accounting purposes we treated the assets and liabilities of InfraREIT, Inc. as assumed and incorporated with the assets and liabilities of InfraREIT, L.L.C. The main assets and liabilities assumed were marketable securities of $1.1 million and a note payable of $1.0 million. The marketable securities were sold during February 2015 for $1.1 million resulting in a realized gain of $0.1 million which is recorded in other income (expense), net in the Consolidated Statements of Operations. Additionally, the note payable and associated interest were paid in full in February 2015.

We hold 71.9% of the outstanding partnership units (OP Units) in the Operating Partnership as of September 30, 2015 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. MC Transmission Holdings, Inc. (MC Transmission), which is a subsidiary of Marubeni Corporation (Marubeni), seven members of our board of directors and affiliates of Hunt Consolidated, Inc. (HCI) hold the other 28.1% of the outstanding OP Units as of September 30, 2015.

Description of Business

We are the owners of electric transmission and distribution assets (T&D assets) located in the Texas Panhandle near Amarillo (Panhandle assets), the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste (S/B/C assets) and South Texas near McAllen (McAllen assets). InfraREIT, L.L.C. elected to be treated as a real estate investment trust (REIT) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2010, and InfraREIT, Inc. will elect to be taxed as a REIT commencing with the taxable year ending December 31, 2015. We are externally managed and advised by Hunt Utility Services, LLC (Hunt Manager), which is responsible for overseeing our day-to-day affairs, subject to the oversight of our board of directors.

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

•	On February 4, 2015, InfraREIT, Inc. purchased 6,242,999 common shares in consideration for the issuance of a promissory note to Westwood Trust in the principal amount of $66.5 million.
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

On March 9, 2015, the Operating Partnership issued Common OP Units in exchange for outstanding Class A OP Units and Class C OP Units. Such Common OP Units were allocated among the holders of Class A OP Units and Class C OP Units, and the Class A OP Units, Class B OP Units and Class C OP Units were canceled. Following such allocation, we adopted a Third Amended and Restated Limited Partnership Agreement that eliminated the provisions related to the Reorganization and the description of the Class A OP Units, Class B OP Units and Class C OP Units; however, it continues to allow amendments to authorize and issue additional classes of OP Units in the future.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of InfraREIT, Inc. include our accounts and the accounts of all other entities in which we have a controlling financial interest with noncontrolling interest of consolidated subsidiaries reported separately. This Quarterly Report on Form 10-Q presents the operating results of InfraREIT, L.L.C. for the three and nine months ended September 30, 2014 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. Our operating results for the three and nine months ended September 30, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through September 30, 2015, and our balance sheet as of September 30, 2015 is the balance sheet of InfraREIT, Inc.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined instead of retrospectively applying the adjustments. The change in provisional amounts will be recorded in the income statement for any effect on earnings for changes in depreciation, amortization or other income effect calculated as if the accounting had been completed at the acquisition date. This ASU is effective for periods beginning after December 15, 2015 with early adoption permitted. When adopted, the new guidance will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. The adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

2.	Related Party Transactions

Our subsidiaries are parties to several lease agreements with Sharyland Utilities, L.P. (Sharyland or tenant), through which we lease our T&D assets to Sharyland. Under the leases we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or distribution projects primarily situated within our distribution service territory, or that physically hang from our existing transmission assets.

We earned lease revenues under these agreements of $41.5 million and $39.3 million from Sharyland during the three months ended September 30, 2015 and 2014, respectively. We earned $100.3 million and $89.4 million from Sharyland during the nine months ended September 30, 2015 and 2014, respectively. In connection with our leases with Sharyland, we recorded a deferred rent liability of $13.5 million and $5.0 million as of September 30, 2015 and December 31, 2014, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

We and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our T&D assets. For the nine months ended September 30, 2015 and 2014, the net amount of the payments we made to Sharyland was $170.8 million and $148.4 million, respectively.

As of September 30, 2015 and December 31, 2014, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $11.9 million and $16.1 million, respectively, related to amounts owed to Sharyland. As of September 30, 2015 and December 31, 2014, amounts due from affiliates on the Consolidated Balance Sheets included $21.6 million and $27.8 million, respectively, related to amounts owed by Sharyland associated with our leases.

Our management fee paid to Hunt Manager for the nine months ended September 30, 2015 and 2014 was $9.1 million and $7.5 million, respectively. As of September 30, 2015 and December 31, 2014, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. Additionally, during the nine months ended September 30, 2015 and 2014, we paid Hunt Manager $0.3 million and $0.2 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

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

In connection with the organization of InfraREIT, L.L.C. in November 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT with respect to certain development projects. The amount of the capital account credits the Operating Partnership was required to issue equaled 5% of our capital expenditures on these projects, including allowance for funds used during construction (AFUDC). The number of Class A OP Units the Operating Partnership was required to issue equaled the amount of the capital account credit divided by $10.65. During the nine months ended September 30, 2014, the Operating Partnership issued approximately 102,927 Class A OP Units, and on January 1, 2015, the Operating Partnership issued an additional 17,600 Class A OP Units to Hunt-InfraREIT. Following the consummation of our IPO, the Operating Partnership no longer has the obligation to issue deemed capital credits and related equity to Hunt-InfraREIT. We recorded these capital account credits as asset acquisition costs included as part of the capital project in our construction work in progress (CWIP) balance.

InfraREIT LP also issued deemed capital and equity in connection with its CREZ Project. For further information, see Note 11, Contingent Consideration.

Prior to our IPO, we and one of our stockholders were parties to a secondee agreement under which employees of the stockholder provided services to us for a secondment fee. We incurred costs associated with secondment fees of less than $0.1 million during the nine months ended September 30, 2014. We have not and will not incur any fees associated with this agreement in 2015.

These fees are included in general and administrative expense in the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, there were no amounts owed to the member included in accounts payable and accrued liabilities on the Consolidated Balance Sheets related to the secondee agreement. As a result of our IPO, the secondee agreement terminated.

In connection with the IPO, Reorganization and related transactions, we incurred an aggregate of $5.0 million of legal fees, a portion of which was paid to reimburse Hunt Consolidated, Inc. and its subsidiaries (collectively, Hunt), the founding investors and independent directors for legal expenses they incurred in connection with such transactions. This legal expense reimbursement relates to the fees and expenses of outside counsel incurred by those parties and was negotiated separately from the reorganization advisory fee that we paid to Hunt-InfraREIT in connection with the reorganization advisory services provided in connection with the IPO. For further information on additional related party transactions we entered into as a result of the Reorganization, see the caption Initial Public Offering and Reorganization included in Note 1, Description of Business and Presentation of Financial Statements.

On November 20, 2014, InfraREIT, Inc. borrowed $1.0 million from HCI pursuant to a promissory note. The note accrued interest at 2.5% per year and was due on November 1, 2015. This note and accrued interest were repaid in February 2015 with proceeds from our IPO for a total of $1.0 million.

On January 15, 2015, we sold assets related to the Cross Valley transmission line (Cross Valley) and the Golden Spread Electric Coop (GSEC) interconnection projects to Hunt for a total purchase price of $41.2 million. For further information, see Note 3, Assets Held for Sale.

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

4.	Prepaids and Other Current Assets

Prepaids and other current assets are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Offering costs	$—	$4,397
Prepaid insurance	469	249
Other	388	251
Total prepaids and other current assets	$857	$4,897

Offering costs consisted of costs directly attributable to the registration of our common stock in connection with our IPO. These offering costs, which were netted against our IPO proceeds, equaled $6.3 million in the aggregate, of which $4.4 million were on the Consolidated Balance Sheet at December 31, 2014.

5.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Electric plant:
Transmission plant	$1,073,862	$966,560
Distribution plant	439,098	387,329
General plant	15,617	15,018
Total plant in service	1,528,577	1,368,907
CWIP	85,649	41,222
Total electric plant	1,614,226	1,410,129
Accumulated depreciation	(244,726)	(220,101)
Electric plant held for future use	—	37,118
Electric plant, net	$1,369,500	$1,227,146

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various transmission and distribution projects underway. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $28.8 million and $28.7 million at September 30, 2015 and December 31, 2014, respectively.

Electric plant held for future use included approximately 66 miles of existing transmission lines and two substations located near Stanton, Texas purchased on December 30, 2013 from Southwestern Public Service Company. SDTS holds legal title to the assets and they are subject to a lease with Sharyland. Sharyland will have the responsibility for operating these T&D assets and complying with all applicable regulatory requirements. During August 2015, electric plant held for future use was placed in service and reclassified to transmission plant and began depreciating.

6.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of September 30, 2015 and December 31, 2014, $138.4 million was recorded as goodwill in the Consolidated Balance Sheets.

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

Deferred costs recoverable in future years of $23.8 million at September 30, 2015 and December 31, 2014 represent operating costs incurred from inception of Sharyland through December 31, 2007. We have determined that these costs are probable of recovery through future rates based on orders of the Public Utility Commission of Texas (PUCT) in Sharyland’s prior rate cases and regulatory precedent.

Deferred assets and other regulatory assets, net are as follows:

	September 30, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs	$1,292	$(312)	$980	$1,290	$(143)	$1,147
Other regulatory assets:
Deferred financing costs	26,180	(14,960)	11,220	25,701	(12,693)	13,008
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Deferred financing costs and other regulatory assets, net	$51,265	$(15,272)	$35,993	$50,784	$(12,836)	$37,948

8.	Borrowings Under Credit Facilities

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

On December 10, 2014, InfraREIT LP entered into a new $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all of the assets of InfraREIT LP. In addition, Transmission and Distribution Company, LLC (TDC) guarantees the revolving credit facility and this guarantee is secured by the assets of, and InfraREIT LP’s equity interests in, TDC on the same basis as with TDC’s senior notes described below. Upon consummation of the IPO and Merger, InfraREIT, Inc. became a guarantor under this revolving credit facility.

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

There were no outstanding borrowings or letters of credit under the revolving credit facility at September 30, 2015 and there was $75.0 million borrowing capacity available. At December 31, 2014, $57.0 million of borrowings were outstanding at a 2.66% interest rate and no letters of credit outstanding with $18.0 million of remaining capacity under this revolving credit facility. As of September 30, 2015 and December 31, 2014, InfraREIT LP was in compliance with all debt covenants under this agreement.

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

On September 28, 2015, SDTS amended its credit agreement and related collateral agreements in order to, among other things, modify the collateral requirements. The credit agreement was previously secured by substantially all of the assets of, and TDC’s equity interests in, SDTS. After the amendment, the revolving credit facility is secured by SDTS’s T&D assets, our leases, certain accounts and TDC’s equity interests in SDTS on the same basis as the senior secured notes described below in Note 9, Long-Term Debt.

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

There were $20.0 million of borrowings outstanding at a 4.00% interest rate with no letters of credit outstanding under the credit agreement at September 30, 2015 and there was $230.0 million of borrowing capacity available. At December 31, 2014, $162.0 million of borrowings were outstanding at a 1.91% interest rate with no letters of credit outstanding and $88.0 million of capacity under this revolving credit facility. As of September 30, 2015 and December 31, 2014, SDTS was in compliance with all debt covenants under this agreement.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs and is continuing, the required lenders may accelerate amounts due under each revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

9.	Long-Term Debt

Long-term debt consisted of the following:

		September 30, 2015		December 31, 2014
(In thousands)	Current Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Senior secured notes - $53.5 million	December 30, 2029	$44,969	7.25%	$46,291	7.25%
Senior secured notes - $110.0 million	September 30, 2030	102,650	6.47%	105,622	6.47%
Senior secured notes - $25.0 million	December 30, 2020	19,063	8.50%	20,000	8.50%
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured credit facilities - $407.0 million	June 20, 2018	388,685	2.45%*	397,843	2.42%*
Total long-term debt		615,367		629,756
Less current portion of long-term debt		(19,531)		(19,234)
Debt classified as long-term debt		$595,836		$610,522

*	Interest based on LIBOR at September 30, 2015 and December 31, 2014, respectively, plus an applicable margin.

Senior Secured Notes – On December 31, 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on the senior secured notes are payable quarterly.

On July 13, 2010, in connection with the acquisition of Cap Rock Holding Corporation (Cap Rock), SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America. Principal and interest on the senior secured notes is payable quarterly.

On September 28, 2015, SDTS amended its note purchase agreements and related collateral agreements related to its senior secured notes in order to, among other things, modify the collateral requirements. The senior secured notes were previously collateralized by substantially all of the assets of, and TDC’s equity interests in, SDTS. After the amendment, the senior secured notes are secured by SDTS’s T&D assets, our leases, certain accounts and TDC’s equity interests in SDTS.

On July 13, 2010, in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on the senior secured notes are payable quarterly and the senior secured notes are collateralized by the equity interest of TDC and certain accounts of TDC on the same basis as with lenders under InfraREIT LP’s credit facility.

SDTS and TDC are entitled to prepay amounts outstanding under the notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The senior secured notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. As of September 30, 2015 and December 31, 2014, SDTS and TDC were in compliance with all debt covenants under these agreements.

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

The $447.0 million construction term loan accrued interest at LIBOR plus 2.00%. LIBOR reset at each selected interest period (one, two, three or six months), at SPLLC’s discretion, at the current market rate. The outstanding borrowings under the construction term loan at December 31, 2013 was $396.0 million. On May 16, 2014, the construction term loan outstanding was converted into a term loan with a balance of $407.0 million. After this conversion, interest accrues at LIBOR plus 2.25% for a period of three years, at which point the interest rate will increase to LIBOR plus 2.50%. Interest under the term loan is payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan are payable quarterly after the conversion.

Interest is payable quarterly on the $60.0 million fixed rate notes with the full principal balance due at maturity.

The term loan agreement and fixed rate notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. SPLLC was in compliance with all debt covenants for the term loan and fixed rate notes as of September 30, 2015 and December 31, 2014.

10.	Derivative Instruments

Interest – During 2011, SPLLC entered into an interest rate swap agreement designated as a cash flow hedge against variable interest rate exposure on a portion of the construction term loan which established a fixed rate on the LIBOR interest rates specified in the SPLLC construction term loan at 0.832% per annum until June 30, 2014. Notional amounts reset on a monthly basis and did not exceed $261.0 million at any given time. There were no notional amounts as of September 30, 2014 as this swap agreement terminated on June 30, 2014. We have not entered into any new derivative instruments since the termination of this swap agreement.

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

We reclassified $0.9 million, included in other comprehensive income, during the nine months ended September 30, 2014 to interest expense, net on the Consolidated Statements of Operations. We did not reclassify any amounts related to the swap agreement to interest expense, net during the three months ended September 30, 2014.

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

We recognized $0.2 million and $1.1 million as expense due to changes in fair value of our contingent consideration in accordance with the acquisition agreement during the three and nine months ended September 30, 2014, respectively. This expense was recorded as part of other (expense) income, net on the Consolidated Statements of Operations. There was no expense recorded during the three and nine months ended September 30, 2015 related to our contingent consideration. As of December 31, 2014, $27.4 million was recorded as a current liability in the form of contingent consideration in the Consolidated Balance Sheets. As of September 30, 2015, no such liability was recorded as the contingent consideration was fully settled.

12.	Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

Our derivative contracts consisted of cash flow hedging instruments which are not traded on a public exchange. The fair values of the cash flow hedging instrument contracts were determined using discounted cash flow techniques. The techniques incorporated Level 2 inputs and quotes from the counterparty to the interest rate swap contract. These market inputs were utilized in a discounted cash flow calculation considering the cash flow hedging instrument term, credit risk, notional amount and discount rate and were classified as Level 2 in the fair value hierarchy.

As of September 30, 2015 and December 31, 2014, we had $388.7 million and $397.8 million, respectively, of borrowings under the construction term loan which accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximated fair value for the amounts outstanding.

We also had borrowings totaling $226.7 million and $231.9 million under senior secured notes with a weighted average interest rate of 6.41% and 6.43% per annum as of September 30, 2015 and December 31, 2014, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

We assessed the fair market value of our contingent consideration associated with the acquisition of InfraREIT LP using observable Level 2 inputs at December 31, 2014.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2015
Long-term debt	$615,367	$—	$646,893	$—
December 31, 2014
Long-term debt	$629,756	$—	$658,306	$—
Contingent consideration - long-term	27,378	—	27,378	—

13.	Regulatory Liability

Our regulatory liability is established through our depreciation rates related to cost of removal and represents amounts that we expect to incur in the future. As of September 30, 2015 and December 31, 2014, we recorded on the Consolidated Balance Sheets as a long-term liability $8.5 million and $1.2 million, respectively, net of actual removal costs incurred.

14.	Commitments and Contingencies

The amounts reported as regulatory assets as of September 30, 2015 and December 31, 2014 are subject to the review by the PUCT and as with all utility assets may change at a later date based on that review, see Note 7, Deferred Assets and Other Regulatory Assets, net.

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

On September 3, 2015, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on September 30, 2015 of $0.225 per unit for a total distribution of $13.6 million ($9.8 million to InfraREIT, Inc.). Also, on September 3, 2015, our board of directors approved a cash dividend to shareholders of record on September 30, 2015 of $0.225 per share for a total of $9.8 million. The cash distribution and cash dividend were paid on October 22, 2015.

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

There were no changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2015 or the three months ended September 30, 2014. Changes in accumulated other comprehensive loss for the nine months ended September 30, 2014 associated with the interest rate swap designated as a cash flow hedge were as follows:

(In thousands)	Accumulated Other Comprehensive Loss Attributable to InfraREIT, Inc.	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 30, 2014
Other comprehensive loss before reclassifications	$(77)	$28	$(49)
Amounts reclassified from accumulated other comprehensive loss	687	206	893
Net period other comprehensive loss	$610	$234	$844

17.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, Common OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the Common OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. Prior to the cancellation of all outstanding Class A OP Units, these units also participated in net income allocations and distributions and had the same redemption rights. As of September 30, 2015 and December 31, 2014, there were a total of 17.0 million and 10.7 million OP Units, respectively, held by the limited partners of the Operating Partnership.

On May 1, 2014, the limited partnership agreement of InfraREIT LP was amended in order to incorporate a long-term incentive plan and InfraREIT LP issued related OP Units (pre-IPO LTIP Units) to independent non-voting members of the InfraREIT, L.L.C. board of directors as part of their compensation, which were fully vested upon grant. During the first quarter of 2015, an aggregate of 28,000 LTIP Units were issued by the Operating Partnership to seven of our directors which included a one year vesting period. We recognized $0.2 million and $0.5 million of compensation expense as general and administrative expense in the Consolidated Statements of Operations during the three and nine months ended September 30, 2015, respectively. During May 2014, 11,264 pre-IPO LTIP Units were issued with an aggregate value of $0.1 million with $0.1 million of compensation expense recognized as general and administrative expense during the nine months ended September 30, 2014. There was no compensation expense recognized during the three months ended September 30, 2014.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the Common OP Units meet the requirements to be classified as permanent equity. During the nine months ended September 30, 2015, we did not redeem any OP Units other than, in connection with the Reorganization: (i) 1,551,878 Class A OP Units held by Hunt-InfraREIT, which were exchanged with InfraREIT, Inc. for 1,551,878 shares of common stock of InfraREIT, Inc. and (ii) 6,242,999 Class A OP Units in exchange for the assignment of a promissory note in the principal amount of $66.5 million. The Operating Partnership did not redeem any OP Units during the nine months ended September 30, 2014.

18.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of common stock of InfraREIT, Inc. or common shares of InfraREIT, L.L.C., as applicable, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three and nine months ended September 30, 2015 and 2014.

Earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Basic net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$13,972	$11,894	$(6,539)	$19,974
Weighted average common shares outstanding	43,565	35,053	42,787	35,053
Basic net income (loss) per share	$0.32	$0.34	$(0.15)	$0.57
Diluted net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$13,972	$11,894	$(6,539)	$19,974
Weighted average common shares outstanding	43,565	35,053	42,787	35,053
Redemption of operating partnership units	—	—	—	—
Weighted average dilutive shares outstanding	43,565	35,053	42,787	35,053
Diluted net income (loss) per share	$0.32	$0.34	$(0.15)	$0.57
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income (loss) attributable to noncontrolling interest	$5,458	$3,621	$(1,061)	$6,046
Redemption of operating partnership units	17,028	10,656	15,964	10,546

19.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Base rent (straight-line)	$31,253	$27,020	$90,083	$76,399
Percentage rent	10,199	12,289	10,199	12,972
Total lease revenue	$41,452	$39,309	$100,282	$89,371

SDTS and SPLLC have entered into various leases with Sharyland for all of our placed in service T&D assets. The master lease agreements, as amended, expire at various dates from December 31, 2015 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints). The rate used for percentage rent varies by lease and ranges from a high of 37% to a low of 23% over the term of the agreements. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year with the largest amounts recognized during the third and fourth quarters of each year.

20.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Supplemental cash flow information
Cash paid during the period for interest	$20,022	$22,367
Cash paid during the period for taxes	—	75
Non-cash investing and financing activities
Non-cash right of way additions to electric plant	—	337
Change in accrued additions to electric plant	4,387	31,421
Allowance for funds used during construction - debt	1,312	1,197
Net non-cash equity issuances related to the Merger and Reorganization	97,193	—
Net non-cash noncontrolling equity issuances related to the Merger and Reorganization	119,607	—
Non-cash noncontrolling interests equity issuance	755	4,590
Dividends and distributions payable	13,634	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with the “Explanatory Note” on page 5 and the consolidated financial statements and related notes beginning on page 6. This Item 2. contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Overview

We own rate-regulated electric T&D assets in Texas as part of a dividend growth oriented real estate investment trust (REIT). Our assets are located in the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.2 billion as of September 30, 2015. We expect that organic growth as well as potential acquisitions of T&D assets from Hunt, Sharyland and third parties will allow us to achieve continued growth in our rate base, which is calculated as our gross electric plant in service under accounting principles generally accepted in the United States of America (U.S. GAAP) less accumulated depreciation and adjusted for accumulated deferred income taxes.

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

For a description of our business model and significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 18, 2015. There have been no material changes to these items during the nine months ended September 30, 2015.

Lease update — Our lease with Sharyland concerning our transmission and distribution assets in and around Stanton, Brady and Celeste, Texas other than our 138kV transmission loop (S/B/C Lease) expires on December 31, 2015. We are in negotiations to extend the lease and expect to enter into an extension prior to its expiration.

InfraREIT, Inc. Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Lease revenue
Base rent	$31,253	$27,020	$90,083	$76,399
Percentage rent	10,199	12,289	10,199	12,972
Total lease revenue	41,452	39,309	100,282	89,371
Operating costs and expenses
General and administrative expense	5,504	6,143	58,965	12,839
Depreciation	10,259	8,998	29,438	25,825
Total operating costs and expenses	15,763	15,141	88,403	38,664
Income (loss) from operations	25,689	24,168	11,879	50,707
Other (expense) income
Interest expense, net	(6,723)	(8,699)	(21,084)	(24,364)
Other income, net	707	294	2,180	333
Total other expense	(6,016)	(8,405)	(18,904)	(24,031)
Income (loss) before income taxes	19,673	15,763	(7,025)	26,676
Income tax expense	243	248	575	656
Net income (loss)	19,430	15,515	(7,600)	26,020
Less: Net income (loss) attributable to noncontrolling interest	5,458	3,621	(1,061)	6,046
Net income (loss) attributable InfraREIT, Inc.	$13,972	$11,894	$(6,539)	$19,974

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Lease revenue — Lease revenue was $41.5 million and $39.3 million for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $2.2 million, or 5.6%. Base rent was $31.3 million, or 75.4% of total revenue, and $27.0 million, or 68.7% of total revenue, for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $4.3 million, or 15.9%. The increase in base rent was driven by the addition of assets under lease. Percentage rent was $10.2 million, or 24.6% of total revenue, and $12.3 million, or 31.3% of total revenue, for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $2.1 million, or 17.1%, due to higher annual specified breakpoints and lower percentage factors in our leases during 2015 compared to 2014. See Note 19, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $5.5 million and $6.1 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $0.6 million, or 9.8%. The decrease in general and administrative expense was primarily driven by a decrease of $2.1 million of professional service fees related to legal, audit and tax, partially offset by an increase of $0.3 million in insurance services, $0.8 million in management fees owed to Hunt Manager under our management agreement and $0.2 million of stock compensation expense.

Depreciation — Depreciation expense was $10.3 million and $9.0 million for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $1.3 million, or 14.4%. The increase in depreciation expense was due to additional assets placed in service during 2015 and 2014.

Interest expense, net — Interest expense, net was $6.7 million and $8.7 million during the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $2.0 million, or 23.0%. The decrease in interest expense, net was due to lower interest expense related to our debt which is primarily due to the payoff of our revolving credit facilities in February 2015. See Note 8, Borrowings Under Credit Facilities in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income (expense), net — Other income, net was $0.7 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively, representing an increase of $0.4 million, or 133%. The increase in other income, net was driven by an increase in AFUDC on other funds of $0.2 million from higher CWIP balances and applicable rates in 2015. Other income, net also included $0.2 million of expense related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement during the three months ended September 30, 2014. There was no such expense during the three months ended September 30, 2015. See Note 11, Contingent Consideration in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Lease revenue — Lease revenue was $100.3 million and $89.4 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $10.9 million, or 12.2%. Base rent was $90.1 million, or 89.8% of total revenue, and $76.4 million, or 85.5% of total revenue, for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $13.7 million, or 17.9%. The increase in base rent was driven by the addition of assets under lease. Percentage rent was $10.2 million, or 10.2% of total revenue, and $13.0 million, or 14.5% of total revenue, for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $2.8 million, or 21.5%, due to higher annual specified breakpoints and lower percentage factors in our leases during 2015 compared to 2014. See Note 19, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

General and administrative expense — General and administrative expense was $59.0 million and $12.8 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $46.2 million. The increase in general and administrative expense was primarily driven by a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT as a non-cash reorganization advisory fee in the first quarter of 2015, $1.6 million of increased management fees owed to Hunt Manager under our management agreement, an increase in insurance services of $0.9 million and $0.4 million of increased stock compensation expense, partially offset by a decrease in professional service fees of $1.8 million primarily related to legal, audit and tax services.

Depreciation — Depreciation expense was $29.4 million and $25.8 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $3.6 million, or 14.0%. The increase in depreciation expense was due to additional assets placed in service during 2015 and 2014.

Interest expense, net — Interest expense, net was $21.1 million and $24.4 million during the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $3.3 million, or 13.5%. The decrease in interest expense, net was due to lower interest expense related to our debt which is primarily due to the payoff of our revolving credit facilities in February 2015. See Note 8, Borrowings Under Credit Facilities in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income (expense), net — Other income, net was $2.2 million and $0.3 million during the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $1.9 million. The increase in other income, net was driven by an increase in AFUDC on other funds of $0.7 million resulting from higher CWIP balances and applicable rates during 2015. Other income, net also included $1.1 million of expense related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement during the nine months ended September 30, 2014. There was no such expense during the nine months ended September 30, 2015. See Note 11, Contingent Consideration in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

As of September 30, 2015, we had $29.7 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of September 30, 2015, we also had $1.7 million of restricted cash and $305.0 million of unused capacity under our revolving credit facilities.

We expect cash flows from operations and borrowings under our credit facilities to be sufficient to fund current obligations, projected working capital requirements, maturities of long-term debt, budgeted capital spending and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws and our distribution policy for at least the next twelve months. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2018 without raising proceeds from additional equity offerings. However, if (a) debt capital is unavailable on favorable terms or at all at a time when we would choose to access debt capital markets, (b) the capital expenditure requirements of our business are different than expectations, (c) we have the need for equity capital in connection with the purchase of ROFO Projects or other non-Footprint Projects, (d) our credit metrics are weaker than our expectations and/or (e) the cash flows from operations do not meet our current estimates or any other unexpected factors impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

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

Capital Expenditures

On an accrual basis, capital expenditures for the nine months ended September 30, 2015 were $159.2 million. Capital expenditures differ from cash for additions to electric plant on the Consolidated Statements of Cash Flows due in part to differences in construction costs incurred during the period versus cash paid during the period. We have updated our estimated capital expenditures related solely to Footprint Projects for the calendar years 2015 through 2017 to a range of $720 million to $775 million as more fully set forth in the table below. The revisions to our capital expenditure estimate were primarily driven by revised phasing estimates for land acquisition and related follow-on activities, the sequencing of transmission line work and the addition of the second circuit to our CREZ lines, among other factors. We intend to fund these capital expenditures with a mix of debt and cash flows from operations. Our capital expenditures forecast is driven primarily by the need to improve the reliability of our existing system and meet the identified and expected requirements of customers, reflecting the historical and expected growth in our service territories.

	Years Ended December 31,
(In millions)	2015	2016	2017
Total estimated Footprint Projects capital expenditures	$210-220	$220-240	$290-315

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

Dividends and Distributions

We intend to distribute substantially all of our cash available for distribution, less prudent reserves, through regular quarterly cash dividends. Our initial quarterly dividend rate is $0.225 per share, or $0.90 per share on an annualized basis. On September 3, 2015, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record on September 30, 2015 of $0.225 per unit for a total distribution of $13.6 million ($9.8 million to InfraREIT, Inc.). Also, on September 3, 2015, our board of directors declared a cash dividend to shareholders of record on September 30, 2015 of $0.225 per share for a total of $9.8 million. The cash distribution and cash dividend were paid on October 22, 2015.

We have paid a total of $13.6 million and $48.0 million in dividends and distributions for the three and nine months ended September 30, 2015, respectively. We did not pay any dividends or distributions during the three and nine months ended September 30, 2014.

Credit Arrangements

We have two revolving credit facilities, a term loan and senior secured notes. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Operating Partnership Revolving Credit Facility

On December 10, 2014, our Operating Partnership entered into a new $75.0 million revolving credit facility led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all of the assets of the Operating Partnership. In addition, Transmission and Distribution Company, LLC (TDC)  guarantees the revolving credit facility and this guarantee is secured by the assets of, and the Operating Partnership’s equity interest in, TDC on the same basis as with TDC’s senior notes described below. Upon consummation of the IPO and Merger, InfraREIT, Inc. became a guarantor under this revolving credit facility.

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

There were no outstanding borrowings or letters of credit under the revolving credit facility at September 30, 2015 and there was $75.0 million borrowing capacity available. At December 31, 2014, $57.0 million of borrowings were outstanding at a 2.66% interest rate and no letters of credit outstanding with $18.0 million of remaining capacity under this revolving credit facility. As of September 30, 2015 and December 31, 2014, the Operating Partnership was in compliance with all debt covenants under this agreement.

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

On September 28, 2015, SDTS amended its credit agreement and related collateral agreements in order to, among other things, modify the collateral requirements. The revolving credit agreement was previously secured by substantially all of the assets of, and TDC’s equity interests in, SDTS. After the amendment, the revolving credit facility is secured by SDTS’s T&D assets, our leases, certain accounts and TDC’s equity interests in SDTS on the same basis as the senior secured notes described below.

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

There were $20.0 million of borrowings outstanding at a 4.00% interest rate with no letters of credit outstanding under the credit agreement at September 30, 2015 and there was $230.0 million borrowing capacity available. At December 31, 2014, $162.0 million of borrowings were outstanding at a 1.91% interest rate with no letters of credit outstanding and $88.0 million of capacity under this revolving credit facility. As of September 30, 2015 and December 31, 2014, SDTS was in compliance with all debt covenants under this agreement.

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

The $447.0 million construction term loan accrued interest at LIBOR plus 2.00%. LIBOR reset at each selected interest period (one, two, three or six months), at SPLLC’s discretion, at the current market rate. The outstanding borrowings under the construction term loan at December 31, 2013 were $396.0 million. On May 16, 2014, the construction term loan outstanding was converted into a term loan with a balance of $407.0 million. After this conversion, interest accrues at LIBOR plus 2.25% for a period of three years, at which point the interest rate will increase to LIBOR plus 2.50%. Interest under the term loan is payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan are payable quarterly after the conversion.

The term loan matures on June 20, 2018. The carrying amount of the term loan at September 30, 2015 was $388.7 million with an effective interest rate of 2.45%.

The $60.0 million fixed rate notes accrue interest at 5.04% per annum and mature on June 20, 2018 with interest paid quarterly. The fixed rate notes do not provide for any principal payments. The carrying amount of the fixed rates notes was $60.0 million at September 30, 2015.

The term loan agreement and fixed rate notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitations on liens, investments and the incurrence of additional indebtedness. SPLLC was in compliance with all debt covenants for the term loan and fixed rate notes as of September 30, 2015 and December 31, 2014.

Senior Secured Notes

On December 31, 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2029. Principal and interest on the senior notes are payable quarterly. As of September 30, 2015, $45.0 million of principal was outstanding under this loan. In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock) on July 13, 2010, our subsidiaries entered into several different debt arrangements. SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America, which mature on September 30, 2030. Principal and interest on the senior secured notes are payable quarterly. As of September 30, 2015, $102.7 million of principal was outstanding under this loan.

On September 28, 2015, SDTS amended its note purchase agreements and related collateral agreements related to its senior secured notes in order to, among other things, modify the collateral requirements.  The senior secured notes were previously collateralized by substantially all of the assets of, and TDC’s equity interest in SDTS. After the amendment, the senior secured notes are secured by SDTS’s T&D assets, our leases, certain accounts and TDC’s equity interests in SDTS.

Also in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2020. Principal and interest on the senior secured notes are payable quarterly and the senior secured notes are collateralized by the equity interests of TDC and certain accounts of TDC. As of September 30, 2015, $19.1 million of principal was outstanding under this loan.

SDTS and TDC are entitled to prepay amounts outstanding under the notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The senior secured notes contain certain default triggers, including without limitation: failure to maintain compliance with financial and other covenants contained in the agreements, limitations on liens, investments and the incurrence of additional indebtedness. As of September 30, 2015 and December 31, 2014, SDTS and TDC were in compliance with all covenants under these agreements.

Cash Flows

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September30, 2014

Cash flows from operating activities — Net cash provided by operating activities was $78.2 million and $67.7 million during the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the nine months ended September 30, 2015 compared to the same period of 2014, partially offset by less cash provided by working capital changes during the 2015 period compared to the 2014 period.

Cash flows from investing activities — Net cash used in investing activities was $295.0 million and $170.2 million during the nine months ended September 30, 2015 and 2014, respectively. The increase related to our use of cash in the first nine months of 2015 was attributable to our use of $172.4 million of IPO proceeds as cash consideration in the Merger partially offset by our receipt of cash proceeds of $41.2 million in the first quarter of 2015 from the sale of the Cross Valley transmission line and Golden Spread Electric Coop interconnection projects to Hunt and our sale of marketable securities for cash of $1.1 million in the first quarter of 2015.

Cash flows from financing activities — Net cash provided by financing activities was $230.9 million and $119.4 million during the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash provided related primarily to our receipt of net cash proceeds of $493.7 million from our IPO during the first quarter of 2015 partially offset by lower borrowings, dividends and distributions of $48.0 million and repayments of borrowings of $267.4 million during the first nine months of 2015 compared to borrowings of $134.5 million offset by the repayment of borrowings of $14.2 million during the first nine months of 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015 and December 31, 2014.

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

We recognized $0.2 million and $1.1 million as expense due to changes in fair value of our contingent consideration in accordance with the acquisition agreement during the three and nine months ended September 30, 2014, respectively. This expense was recorded as part of other (expense) income, net on the Consolidated Statements of Operations. There was no expense recorded during the three and nine months ended September 30, 2015 related to our contingent consideration. As of December 31, 2014, $27.4 million was recorded as a current liability in the form of contingent consideration in the Consolidated Balance Sheets. As of September 30, 2015, no such liability was recorded as the contingent consideration was fully settled.

Deemed Capital Credits

In connection with the organization of InfraREIT, L.L.C. in November 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT with respect to certain development projects. The amount of the capital account credits the Operating Partnership was required to issue equaled 5% of our capital expenditures on these projects, including AFUDC. The number of Class A OP Units the Operating Partnership was required to issue equaled the amount of the capital account credit divided by $10.65. During the nine months ended September 30, 2014, InfraREIT LP issued approximately 102,927 Class A OP Units, and on January 1, 2015 the Operating Partnership issued an additional 17,600 Class A OP Units to Hunt-InfraREIT. Following the consummation of our IPO, the Operating Partnership no longer has the obligation to issue deemed capital credits and related equity to Hunt-InfraREIT. We recorded these capital account credits as asset acquisition costs included as part of the capital project in our CWIP balance.

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

For a description of our critical accounting policies and estimates, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of each of InfraREIT, L.L.C. and InfraREIT, Inc. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 18, 2015. There have been no material changes to these policies during the nine months ended September 30, 2015.

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

We present the following below:

•	Sharyland’s net income, calculated in accordance with U.S. GAAP.
•

Sharyland’s non-GAAP net income, which is calculated by adding the amount of depreciation expense and interest expense that Sharyland incurs as a result of failed sale-leaseback financing accounting to Sharyland’s U.S. GAAP net income and subtracting Sharyland’s non-GAAP rent expense. Sharyland’s non-GAAP rent expense differs from our lease revenue because Sharyland’s non-GAAP rent expense is calculated on a cash rather than U.S. GAAP basis.

•

Sharyland’s non-GAAP net income before interest, taxes, depreciation, amortization and rent (EBITDAR), which is calculated by adding Sharyland’s non-GAAP interest, taxes, depreciation, amortization and rent expense to Sharyland’s non-GAAP net income.

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback financing accounting treatment.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$4,067	$7,450	$4,818	$12,830
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	6,700	6,100	19,500	19,700
Add: Failed sale-leaseback interest expense	31,100	27,600	90,500	77,100
Deduct: Rent expense	39,700	37,300	116,000	103,100
Sharyland's management reported net (loss) income	2,167	3,850	(1,182)	6,530
Adjustments:
Add: Interest expense, net	70	63	305	165
Add: Income tax expense	129	418	1,044	1,550
Add: Depreciation and amortization	1,378	793	3,821	1,813
Add: Rent expense	39,700	37,300	116,000	103,100
EBITDAR	$43,444	$42,424	$119,988	$113,158
Ratio of EBITDAR to rent expense	1.09x	1.14x	1.03x	1.10x

	September 30, 2015
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Property, plant and equipment, net	$1,503,827	$(1,487,682)	$16,145
Current assets	78,517	—	78,517
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	34,978	(23,793)	11,185
Total Assets	$1,618,422	$(1,511,475)	$106,947
Partners' Capital and Liabilities
Partners' capital	$12,257	$1,190	$13,447
Long-term financing obligations	1,476,130	(1,476,130)	—
Regulatory liabilities	3,610	—	3,610
Other post-employment benefits (OPEB) and other long-term liabilities	9,712	—	9,712
Total capitalization	1,501,709	(1,474,940)	26,769
Current liabilities:
Accounts payable and accrued liabilities	47,179	—	47,179
Current portion of financing obligation	36,535	(36,535)	—
Due to affiliates	25,279	—	25,279
Short-term borrowings from affiliates	6,500	—	6,500
Current state margin tax payable	1,220	—	1,220
Total current liabilities	116,713	(36,535)	80,178
Total Partners' Capital and Liabilities	$1,618,422	$(1,511,475)	$106,947

	December 31, 2014
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Property, plant and equipment, net	$1,230,171	$(1,218,938)	$11,233
Current assets	74,950	—	74,950
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	38,834	(23,793)	15,041
Total Assets	$1,345,055	$(1,242,731)	$102,324
Partners' Capital and Liabilities
Partners' capital	$7,439	$8,307	$15,746
Long-term financing obligations	1,218,558	(1,218,558)	—
Regulatory liabilities	3,505		3,505
OPEB and other long-term liabilities	9,006	—	9,006
Total capitalization	1,238,508	(1,210,251)	28,257
Current liabilities:
Accounts payable and accrued liabilities	49,926	—	49,926
Current portion of financing obligation	32,480	(32,480)	—
Due to affiliates	21,999	—	21,999
Current state margin tax payable	2,142	—	2,142
Total current liabilities	106,547	(32,480)	74,067
Total Partners' Capital and Liabilities	$1,345,055	$(1,242,731)	$102,324

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2015, the outstanding balance on the CREZ term loan and revolving credit facilities was $408.7 million. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $1.0 million and $3.1 million for the three and nine months ended September 30, 2015, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

The PUCT could determine that capital expenditures were not reasonable and necessary, and that recovery of such expenditures should not be included in our tenant’s rates, or the PUCT could challenge other regulatory judgments that our tenant makes, such as those related to affiliate charges, operations and maintenance expenses, tax elections, rate case expenses, regulatory assets and other matters. Currently, affiliates of our tenant are involved in a regulatory proceeding before the PUCT involving the proposed change of control of Oncor Electric Delivery Company. While neither we nor our tenant are a party to that proceeding, that proceeding as well as its potential outcome could impact the regulatory treatment of our tenant in separate regulatory proceedings to which it is or may become a party. While PUCT determinations would not affect our tenant’s previously negotiated rent obligations to us, they could adversely affect our tenant’s ability to meet its obligations generally, including its obligations to pay us rent pursuant to the leases. Furthermore, if the PUCT made a determination that adversely affected our rate base, and as a result, our tenant was unable to meet its rent obligations to us and we terminated the related lease, it is unlikely that the replacement tenant would be willing to pay us rent for anything other than the PUCT approved rate base amount. Also, if the PUCT makes a determination that adversely affects the amount of our rate base, we may need to take accounting charges that impair our assets, which could further adversely affect our results of operations and financial condition.

We and our tenant are subject to periodic rate cases. In connection with the 2014 rate case settlement, Sharyland agreed to bring another rate case during 2016 based on a 2015 test year. The outcome of the 2016 rate case is unknown, but if Sharyland’s rates are reduced or if existing regulatory parameters are reduced, our lease revenue, and the fair market value of our T&D assets, will be adversely affected. In addition, on March 30, 2015 the PUCT initiated a project regarding complaints from ratepayers in Sharyland’s service territory. In connection with the project initiated by the PUCT, in September 2015 the PUCT staff issued a report to the PUCT on the historical background underlying Sharyland’s rates. No definitive action was recommended by the PUCT staff in the report and the PUCT has taken no formal action with respect to Sharyland’s rates. There is no definitive timeline for the project and the potential outcome is impossible to predict at this time.

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

There have been no other material changes in our risk factors during the nine months ended September 30, 2015 from those previously disclosed in Part 1, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider the risk factors discussed in our 2014 Form 10-K and above, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

10.1*	—

First Amendment, Direction and Consent, dated as of September 28, 2015, to the Third Amended and Restated Credit Agreement, dated as of December 10, 2014, by and among Sharyland Distribution & Transmission Services, L.L.C., the several lenders from time to time parties thereto and Royal Bank of Canada, as administrative agent.

10.2*	—

Fourth Amendment, dated as of September 28, 2015, to the Amended and Restated Note Purchase Agreement, dated as of July 13, 2010, between Sharyland Distribution & Transmission Services, L.L.C. and The Prudential Insurance Company of America.

10.3*	—

Fourth Amendment, dated as of September 28, 2015, to the Amended and Restated Note Purchase Agreement, dated as of September 14, 2010, among Sharyland Distribution and Transmission Services, L.L.C. and The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company.

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of September 30, 2015

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ David A. Campbell
David A. Campbell
Date: November 6, 2015	President, Chief Executive Officer and Director
/s/ Brant Meleski
Brant Meleski
Date: November 6, 2015	Senior Vice President and Chief Financial Officer