Form 10-K
period 2015-12-31
InfraREIT, Inc.
filed 2016-03-03
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant was $685.4 million based on the last sales price on June 30, 2015 on the New York Stock Exchange of $28.36 for the registrant’s Common Stock.

As of February 29, 2016, 43,570,230 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2016 Annual Meeting of Stockholders to be held May 18, 2016 are incorporated in Part III of this Annual Report on Form 10-K.

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

DCRF filing

a distribution cost recovery factor filing with the Public Utility Commission of Texas that a distribution service provider is permitted to make to update distribution tariffs to reflect recent capital expenditures, among other matters distribution

that portion of a power delivery network consisting of an interconnected group of electric distribution lines, towers, poles, substations, transformers and associated assets over which electric power is distributed from points within the transmission network to end use consumers

DSP

a distribution service provider, i.e., a utility operating within the Electric Reliability Council of Texas territory that owns and operates electric distribution facilities, or other participants in the Electric Reliability Council of Texas territory that collect and remit payments on behalf of a distribution service provider

electric utilities	DSPs, transmission service providers, transmission and distribution service providers, municipalities, cooperatives and others defined as “electric utilities” by the Public Utility Commission of Texas

ERCOT	Electric Reliability Council of Texas

ERCOT 4CP

the average of ERCOT coincident peak demand for the months of June, July, August and September, excluding the portion of coincident peak demand attributable to wholesale storage load (during 2015, ERCOT 4CP was approximately 66,036 megawatts)

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

REP	retail electric provider, which are the companies that sell electricity to Texas customers

revenue requirement	a transmission and distribution service provider’s revenue requirement is equal to its targeted total costs, including operating and maintenance costs, return on rate base and taxes

ROFO Projects	identified projects that are being developed by Hunt Consolidated, Inc. and its affiliates with respect to which we have a right of first offer

service territory	a designated area in which a utility is required or has the right to supply electric service to ultimate customers under a regulated utility structure

Abbreviation	Term

T&D	electric transmission and distribution

T&D assets	rate-regulated electric transmission and distribution assets such as power lines, substations, transmission towers, distribution poles, transformers and related property and assets

TCOS filing

an interim transmission cost of service filing with the PUCT that a transmission service provider is permitted to make up to twice per year to update its transmission cost of service, and therefore its transmission tariff, to reflect recent capital expenditures, among other matters; an interim TCOS filing establishes transmission cost of service until the next rate case or interim TCOS filing

TDSP	transmission and distribution service provider, i.e., a utility operating within the ERCOT territory that owns and operates both electric transmission and distribution facilities

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

FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (“we” or “Company”) current expectations, contain projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures, expected lease payments, infrastructure programs, estimated cash flow projections and estimated distributions to our stockholders. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

decisions by regulators or changes in governmental policies or regulations with respect to our permitted capital structure, acquisitions and dispositions of assets, recovery of investments and our authorized rate of return;

•	our current reliance on our tenant for all of our revenues and, as a result, our dependency on our tenant’s solvency and financial and operating performance;
•	risks that the capital expenditures we expect will not materialize for a variety of reasons;
•	risks related to future lease negotiations or non-renewal of leases with our tenant;
•	insufficient cash available to meet distribution requirements;
•	our ability to make strategic acquisitions that add to our rate base, including through acquisition of ROFO Projects from Hunt Consolidated, Inc. and its affiliates;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	cyber breaches, weather conditions or other natural phenomena;
•	the effects of existing and future tax and other laws and governmental regulations;
•	our failure to qualify or maintain our status as a real estate investment trust (REIT) or changes in the tax laws applicable to REITs;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC or other qualified personnel;
•	adverse economic developments in the electric power industry or in business conditions generally, particularly in Texas, and;
•	certain factors discussed elsewhere in this Annual Report on Form 10-K.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors.

EXPLANATORY NOTE

The registrant is a Maryland corporation named InfraREIT, Inc. Before our initial public offering (IPO), which closed on February 4, 2015, substantially all of our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C., a Delaware limited liability company. On February 4, 2015, immediately following the consummation of our IPO, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger), with InfraREIT, Inc. as the surviving company. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the Internal Revenue Service and accounting services. As a result, this Annual Report on Form 10-K presents the operating results of InfraREIT, L.L.C. for years ended December 31, 2014 and 2013 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. Our operating results for the year ended December 31, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through December 31, 2015, and our balance sheet as of December 31, 2015 is the balance sheet of InfraREIT, Inc.

As used in this Annual Report on Form 10-K, unless the context requires otherwise or except as otherwise noted, the words “Company,” “InfraREIT,” “we,” “our” and “us” refer to InfraREIT, L.L.C., before giving effect to the Merger, and InfraREIT, Inc., after giving effect to the Merger, as the context requires, and also refer to the registrant’s subsidiaries, including InfraREIT Partners, LP (Operating Partnership or InfraREIT LP), a Delaware limited partnership. Hunt Consolidated, Inc. (HCI) and its subsidiaries (collectively, Hunt) includes Hunt Utility Services, LLC (Hunt Manager) and Hunt Transmission Services, L.L.C (Hunt Developer). References to the “InfraREIT, L.L.C. board of directors” refer to the board of directors of InfraREIT, L.L.C. prior to the Merger. References to our “board of directors,” our “board” or our “directors” refer to the current board of directors of InfraREIT, Inc. Our tenant is Sharyland Utilities, L.P. (Sharyland). Unless otherwise indicated or the context requires, all information in this Annual Report on Form 10-K gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in our Operating Partnership, which we effected on January 29, 2015.

PART I

Item 1.	Business

Company Overview

We are an externally managed REIT that owns T&D assets in Texas. We believe we are well positioned to take advantage of favorable trends in the T&D sector, including the replacement of aging assets and construction of new assets to address growing energy demand. We believe our structure and focus on Texas and the southwestern United States, where we can leverage a proven track record of identifying, developing, constructing and acquiring critical infrastructure assets, provide us with a competitive advantage to execute our growth strategy.

We lease our T&D assets to Sharyland, a Texas based regulated electric utility, pursuant to leases between our subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS), and Sharyland that require Sharyland to make lease payments to us once our assets are placed in service. To support these lease payments, Sharyland delivers electric service and collects revenues directly from REPs and DSPs, which pay rates approved by the PUCT.

We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to approximately $1.2 billion as of December 31, 2015. We expect that organic growth as well as potential acquisitions of T&D assets from Hunt, Sharyland and third parties will allow us to achieve continued growth in our rate base, which is calculated as our gross electric plant in service under accounting principles generally accepted in the United States of America (U.S. GAAP) less accumulated depreciation and adjusted for accumulated deferred income taxes.

We intend to target a payout ratio of 80-90% of our annual cash available for distribution through regular quarterly cash dividends. On March 2, 2016, our board of directors declared a quarterly cash dividend of $0.25 per share of common stock, or $1.00 per share on an annualized basis. Our 2015 quarterly dividend was $0.225 per share, or $0.90 per share on an annualized basis. We believe that as we grow our rate base we will also be able to increase our cash available for distribution and, as a result, increase our distribution per share. Our ability to grow our rate base, cash available for distribution and dividends per share is subject to a number of risks and uncertainties described under Item 1A., Risk Factors.

Our business originated in the late 1990s when members of the Hunt family founded Sharyland, the first investor owned utility created in the United States since the 1960s. In 2007, we obtained a private letter ruling from the Internal Revenue Service (IRS) confirming that our T&D assets could constitute real estate assets under applicable REIT rules. In 2008, the PUCT approved a restructuring that allowed us to utilize our REIT structure. In 2010, InfraREIT, L.L.C. was formed as a REIT, holding all of its assets through the Operating Partnership. We completed our IPO on February 4, 2015, issuing 23,000,000 shares of our common stock at a price of $23.00 per share resulting in gross proceeds of $529.0 million. In connection with the closing of our IPO, we consummated certain reorganization transactions, including the Merger, as a result of which, among other things, InfraREIT, Inc. became the general partner of the Operating Partnership. Hunt Manager manages our day-to-day business, subject to oversight from our board of directors.

InfraREIT, Inc. was formed as a Delaware corporation in 2001 and converted into a Maryland corporation on September 29, 2014. We conduct our business through a traditional umbrella partnership REIT (UPREIT) in which our properties are owned by our Operating Partnership or direct and indirect subsidiaries of our Operating Partnership. All of our assets are held by and all of our business activities are conducted through the Operating Partnership, either directly or through its subsidiaries. InfraREIT is the sole general partner of our Operating Partnership and owns approximately 71.9% of the limited partnership units (OP Units) as of February 29, 2016. The remaining OP Units are held by the Operating Partnership’s limited partners, including Hunt affiliates. Subject to the terms of the partnership agreement, OP Units held by the limited partners may be redeemed for cash or, at our option, exchanged for shares of our common stock on a one-for-one basis.

Our T&D Assets

Our T&D assets are located in the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. Our T&D assets consist of approximately 53,000 electricity delivery points, approximately 665 miles of transmission lines, approximately 12,300 miles of distribution lines, 48 substations and a 300 MW high-voltage DC Tie between Texas and Mexico (Railroad DC Tie). The following map shows the location and breakdown of our T&D assets as of December 31, 2015:

The following table is a summary description of our T&D assets as of December 31, 2015:

Asset Name	Location of Assets	Description of Assets
CREZ assets	Texas Panhandle	Approximately 300 miles of 345 kV transmission lines and designated collection stations

S/B/C assets	In and around Stanton, Brady and Celeste, Texas	Approximately 12,300 miles of overhead distribution lines and underground distribution lines; transmission lines and substations

McAllen assets	Primarily South Texas	Railroad DC Tie; transmission operations center; approximately 15 miles of 138 kV transmission lines; distribution lines and substations

Stanton Transmission Loop assets	Near Stanton, Texas	Approximately 350 miles of 138 kV transmission lines and connected substations

ERCOT Transmission assets	Texas Panhandle	Substations in the Panhandle; additional ERCOT transmission assets may be added in the future

Business Strategy

Focus on T&D assets. We intend to focus on investing in T&D assets with long lives, low operating risks and stable cash flows consistent with the characteristics of our current portfolio. We believe that by focusing on this asset class and leveraging our industry knowledge we will be positioned to maximize our strategic opportunities and overall financial performance.

Pursue sustainable dividend per share growth. We believe our platform will enable us to grow our rate base over time and, as a result, increase the amount of distributions we make to our stockholders. To achieve this growth, we will pursue the following:

•

Grow rate base by investing in Footprint Projects. We expect to make significant capital expenditures in Footprint Projects, driven primarily by investments to improve reliability, meet customer requirements and support oil and gas activities in our Stanton territory in the Permian Basin and interconnections to our CREZ assets.

•

Acquire T&D assets. Hunt Developer has agreed to offer ROFO Projects to us prior to their completion. For a description of our development agreement with Hunt Developer and of the ROFO Projects, see the caption Our Relationship with Hunt below. Hunt has informed us that it intends for us to be the primary owner of its T&D development projects as those projects are completed and placed in service. Additionally, we intend to leverage relationships that we, Sharyland and Hunt maintain in the energy industry to pursue additional third-party acquisition opportunities.

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

Competitive Strengths

Our assets generate stable cash flows. We generate revenue by leasing T&D assets to Sharyland. Sharyland’s lease payments to us are largely comprised of fixed base rent, with the remaining lease payments to us derived from a percentage of Sharyland’s gross revenue in excess of annual specified breakpoints. Sharyland receives revenues from DSPs and REPs, which pay Sharyland PUCT approved rates. The PUCT approved rates are designed to allow the applicable utility to recover costs associated with maintaining and operating the assets and earn a return on invested capital. Through our leases, which include mechanisms for supplemental rent as we grow our rate base, we expect to benefit from the stability of Sharyland’s rate-regulated revenue stream. See the caption Our Revenue Model and Leases below.

We own T&D assets in high growth areas. Our assets in the Stanton territory serve a region atop the Permian Basin, an area which has experienced rapid economic growth over the recent past due primarily to oil and gas activities. With the significant decline in oil prices since the fall of 2014, the pace of economic growth in the Permian Basin has abated, though oil and gas companies continue to make investments in the region. Our latest capital expenditure plan reflects our estimates of what will be required to serve identified customer needs and system requirements as well as expected future growth. These estimates may change and actual results may vary depending in part on the economic circumstances in West Texas. Our transmission assets in the Texas Panhandle are located in one of the most attractive wind corridors in the country and, we believe, will continue to benefit from expanding wind power generation investment. Our McAllen territory is located in one of the most rapidly growing population areas of Texas and benefits from its border with Mexico, where we have expanded power interconnection facilities through a long standing relationship with Comisión Federal de Electricidad (CFE), which operates the Mexican national electric grid.

The ability to update transmission rates through interim TCOS filings, combined with Sharyland’s current distribution customer and load growth, reduces the frequency with which we file rate cases. A significant amount of Sharyland’s expected 2016-2018 capital expenditures are for transmission assets. Like other utilities in Texas, Sharyland is able to minimize regulatory lag through interim TCOS filings. See the caption Our Revenue Model and Leases below. With respect to capital expenditures for distribution assets, Sharyland’s revenues, and its lease payments to us, will grow to the extent capital expenditures are made to support new customers and/or existing customers increase their electricity usage. We believe this growth will enable us to invest in our Footprint Projects and receive increased lease payments from Sharyland without the need for Sharyland to file rate cases as frequently as utilities in slower growth areas.

We benefit from our strong ties to and our alignment with Hunt. Hunt, and members of the Hunt family, own and control Hunt Manager, Sharyland and Hunt Developer. As of February 29, 2016, Hunt’s ownership, if all of our outstanding OP Units were exchanged for shares of our common stock, represents more than 25% of our outstanding equity. A significant portion of Hunt’s equity in us remains subject to the long-term lock-up agreement entered into at the time of our IPO. The incentive payment under our management agreement with Hunt Manager is linked to our financial performance, requiring payment only if our quarterly distributions exceed $0.27 per share.

Sharyland has a proven development, construction and operating history. Since Sharyland began operations in 1999, it has successfully developed, constructed and operated several T&D projects, including the transmission assets in the CREZ area of the Texas Panhandle (CREZ Project) and Railroad DC Tie, and successfully integrated and improved the operations of Cap Rock Holding Corporation (Cap Rock) following our acquisition of it in 2010. Sharyland completed the CREZ Project in November 2013 within the original timeframe outlined by the PUCT and under budget. Sharyland also developed the Golden Spread Project and Cross Valley Project, which are currently under construction and are ROFO Projects under our development agreement with Hunt Developer. The Golden Spread Project was offered to us for purchase in November 2015, and the Cross Valley Project was offered to us for purchase in February 2016. As of the date of this Annual Report on Form 10-K, negotiations are in progress for both projects.

We have rights to Hunt’s T&D projects. Our development agreement with Hunt Developer requires Hunt to offer all ROFO Projects to us prior to their completion. Hunt and Sharyland are responsible for Sharyland’s growth from a start-up operation to a utility that operates approximately $1.2 billion in rate base as of December 31, 2015.

Hunt originated, and Hunt Manager and Hunt have expertise in applying, the REIT structure to regulated T&D assets. Over the last ten years, Hunt and Sharyland gained significant experience applying the REIT structure to a high-growth, regulated T&D business. Furthermore, in 2010, Hunt and Sharyland successfully acquired and integrated the Cap Rock T&D assets and operations directly into our REIT structure. Hunt’s team also successfully sourced, structured and negotiated on our behalf debt and equity financing arrangements to fund our organic growth, construction projects and Cap Rock acquisition. We believe Hunt and Hunt Manager’s knowledge and experience gives us a competitive advantage in analyzing the complexities associated with our expected rate base growth, executing on development and acquisition opportunities within a REIT structure, obtaining regulatory approvals and structuring lease agreements with tenants.

Our REIT structure provides us with long-term cash distribution advantages. We believe our REIT structure positions us well to pay enhanced cash dividends to our stockholders over the long term as compared with utilities. Additionally, we expect to fund estimated capital expenditures for Footprint Projects through the end of 2018 without raising proceeds from additional equity offerings. See Liquidity and Capital Resources in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our liquidity and target credit metrics.

Our Relationship with Hunt

We have various agreements with Hunt, Hunt Developer, Hunt Manager and Sharyland. The following chart illustrates our relationships and alignment with each of these entities as of February 29, 2016.

Lock-Up Agreement

We have entered into a lock-up agreement with Hunt, pursuant to which Hunt has agreed not to transfer or sell an aggregate of 13,471,978 of the shares of our common stock and OP Units that it currently owns. After February 4, 2018, this lock-up will continue to apply to an aggregate of approximately 8,419,987 shares of our common stock and OP Units until February 4, 2020, at which time all transfer restrictions will expire. As of February 29, 2016, Hunt is the record holder of 3,176,878 shares of our common stock and 13,663,095 OP Units. Hunt’s lock-up agreement with us will terminate upon the termination or non-renewal of the management agreement and development agreement. In addition, Hunt has informed us that it currently intends to hold a substantial portion of its equity in us for the foreseeable future.

Hunt’s Development Projects

Development Agreement

Our development agreement with Hunt Developer and Sharyland provides us with a right of first offer to acquire the ROFO Projects, which consist solely of T&D projects that Hunt is developing or constructing. The development agreement also gives us the exclusive right to continue to fund the development and construction of Footprint Projects. Hunt has informed us that it intends to fund the development and construction of the ROFO Projects through new development companies in which certain of our pre-IPO investors have the opportunity to invest capital. Additionally, Hunt may develop other T&D projects that do not currently constitute ROFO Projects under the development agreement, and may opt to partner with other parties in the development of other T&D projects depending on their scope, location and cost. Hunt has informed us that it intends for us to be the primary owner of all of Hunt’s T&D development projects as those projects are completed and placed in service. However, there can be no assurances that any non-ROFO projects will be completed and offered to us or, if completed and offered to us, that the price and other terms of the acquisition of such projects can be negotiated on terms acceptable to us.

Under the terms of the development agreement, Hunt has the obligation to offer the ROFO Projects to us prior to the project being energized. Hunt’s offer of a ROFO Project will commence a 75-day negotiation period; however, in certain circumstances, the parties may agree to extend the negotiation period past 75 days. Following this period, if we are unable to reach an agreement on the terms of such purchase, Hunt may transfer the ROFO Project to a third-party, but only on terms and conditions generally no more favorable than those offered to us.

The Conflicts Committee of our board of directors will evaluate any potential ROFO Project acquisition and determine if the project is in our best interest based on the negotiated terms. The purchase price for any ROFO Project will be negotiated based on a number of factors, such as the cash flow and rate base for the assets, market conditions, potential for incremental Footprint Projects, whether the assets are subject to a lease with Sharyland or another tenant, the terms of any such lease and the regulatory return we expect the assets will earn. Sharyland and Hunt Developer are each parties to our development agreement. However, the agreement, by its terms, applies to activities by all Hunt affiliates. As such, when discussing the development agreement, we use the term “Hunt” to refer to Hunt Developer, Sharyland and other affiliates of HCI. The development agreement is coterminous with the management agreement, and our rights under the development agreement will expire effective upon the termination of the management agreement.

Development Team

Our development agreement provides us with continued access to the Hunt Developer and Sharyland development teams. Hunt Developer’s active and experienced T&D project development team members have experience with ERCOT, the Southwest Power Pool, the California ISO, Western Electricity Coordinating Council (WECC) and CFE, which enables them to identify and pursue T&D opportunities across the southwestern United States. This team has an extensive track record of successfully pursuing a variety of projects, including greenfield development, acquisitions, partnering with municipalities and cooperatives and cross border activity. Our access to these development pipelines position us to capitalize on growth opportunities beyond our Footprint Projects.

ROFO Projects

Our development agreement provides us with a right of first offer to acquire ROFO Projects that Hunt is currently developing or constructing, including the following:

ROFO Project	Description	Status
Golden Spread Project

Approximately 50 mile transmission line connecting one of Golden Spread Electric Coop’s (GSEC) gas-fired generation facilities to our CREZ transmission line. Total estimated construction cost (including financing costs) of $80 million to $100 million.

•   Certificate of convenience and necessity (CCN) received

•   Major components continue to arrive and construction is proceeding as planned

•   Expected completion in late Q1 or early Q2 2016

•   Our Conflicts Committee received an offer for the purchase of the Golden Spread Project. Negotiations are in progress.

Cross Valley Project	Approximately 50 mile transmission line in South Texas near the Mexican border. Total estimated construction cost (including financing costs) of $160 million to $185 million.

•   CCN received

•   Major components continue to arrive and construction is proceeding as planned

•   Expected completion in late Q2 or early Q3 2016

•   Our Conflicts Committee received an offer for the purchase of the Cross Valley Project. Negotiations are in progress.

Southline Transmission Project

Approximately 240 miles of new transmission lines and upgrades of approximately 120 miles of existing transmission lines in southern New Mexico and southern Arizona. Current estimated construction cost (excluding financing costs) of approximately $800 million.

•   Final Environmental Impact Statement issued in November 2015

•   Achieved Phase 3 status in WECC ratings process in March 2015

•   FERC granted a Petition for Declaratory Order in September 2015

•   Open solicitation process anticipated to begin during the first half of 2016

Verde Transmission Project	Approximately 30 mile transmission line in northern New Mexico. Current estimated construction cost (excluding financing costs) of $60 million to $80 million.	• Easement agreements reached with three Native American Pueblos

Other ROFO and Development Projects

In addition to the construction and development activity related to the projects above, Hunt and Sharyland are also evaluating and developing various projects in ERCOT and other regions of the United States. Such ROFO Projects include proposals to reinforce the existing transmission grid in the Panhandle and South Plains region as new wind generators connect to the transmission grid and to develop additional high-voltage DC Ties along the Texas and southwestern United States border with Mexico.

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
Base Fee

Effective April 1, 2016, the annual base fee will increase from $13.1 million to $14.0 million through April 1, 2017. The base fee for each twelve month period beginning on April 1 thereafter will equal 1.5% of our total equity (including noncontrolling interest).

Incentive Payment	We pay Hunt Manager an incentive payment, payable quarterly, equal to 20% of the quarterly distributions per OP Unit (inclusive of the incentive payment) in excess of $0.27 per OP Unit per quarter.

Reimbursement of Expenses

We reimburse Hunt Manager for all third-party expenses incurred on our behalf or otherwise in connection with the operation of our business, other than expenses, such as compensation expenses related to Hunt Manager’s personnel that are identified in the management agreement as the exclusive responsibility of Hunt Manager.

Termination Fee

If we exercise our right not to renew the management agreement at the end of the then current term, we will be required to pay Hunt Manager a termination fee, in cash or equity, at our election, in an amount equal to three times the most recent annualized base management fee and incentive payment amount.

Term

The term of the management agreement expires December 31, 2019, and will automatically renew for successive five year terms unless a majority of our independent directors decides to terminate the agreement. If a majority of our independent directors decides to terminate the agreement, we must give Hunt Manager notice of the termination at least one year in advance of the scheduled termination date and pay Hunt Manager the termination fee described above. We also have the right to terminate the management agreement at any time for cause (as defined in the management agreement), and Hunt Manager may terminate the agreement at any time upon 365 days’ prior notice to us, provided that Hunt Manager may not terminate the agreement effective before December 31, 2019. If we terminate for cause or Hunt Manager terminates, the termination fee would not be owed to Hunt Manager.

Hunt Disclosure Regarding Potential Business Combination

Hunt, through an entity called Ovation, is part of a consortium of investors that is seeking to acquire Oncor Electric Delivery Company LLC (Oncor). On June 8, 2015, Hunt filed with the U.S. Securities and Exchange Commission (SEC) an amendment to its Schedule 13D with respect to its ownership in us. The amendment disclosed that Hunt had determined that it was appropriate at that time to commence discussions with an independent committee of our board of directors regarding a possible business combination involving Ovation and us that may be carried out if the consortium’s acquisition of Oncor is completed. The amendment also indicated that such a business combination could take the form of a merger or other transaction or series of transactions involving Ovation and us such that the combined company and its subsidiaries would ultimately own both our existing assets and all or a substantial portion of Oncor’s T&D assets. Any business combination with Ovation would require the approval of the Conflicts Committee of our board of directors. As noted in HCI’s amendment, there can be no assurance that an agreement regarding a business combination transaction on terms acceptable to the parties will ever be reached.

Our Revenue Model and Leases

We lease our T&D assets to Sharyland, which makes lease payments to us consisting of base rent and percentage rent. To support its lease payments to us, Sharyland delivers electric service and collects revenues directly from DSPs and REPs, which pay PUCT approved rates. Under the terms of our leases, Sharyland is responsible for the maintenance and operation of our assets, payment of all property related expenses associated with our assets, including repairs, maintenance, insurance and taxes (other than income taxes) and construction of Footprint Projects. Sharyland is also responsible for regulatory compliance and reporting requirements related to our assets. As our rate base increases through Footprint Projects, ROFO Projects or other acquisitions, we generally expect our lease revenue to increase.

Rent Revenue

Leases

We lease all of our T&D assets to Sharyland under the following separate leases:

McAllen Lease. T&D assets located in South Texas, including our Railroad DC Tie and our transmission operation centers in Amarillo, Texas that currently expires on December 31, 2019.

S/B/C Lease. T&D assets located in and around Stanton, Brady and Celeste, Texas, other than our 138 kV transmission loop which is described below, that currently expires on December 31, 2017.

CREZ Lease. All of our CREZ assets that currently expires on December 31, 2020.

Stanton Transmission Loop Lease. Our 138 kV transmission line that loops around our Stanton, Texas territory in the Permian Basin that currently expires on December 31, 2021.

ERCOT Transmission Lease. A small portion of our assets in the Texas Panhandle that currently expires on December 31, 2022.

The table below provides a summary of lease revenue and certain other information with respect to our leases (dollar amounts in thousands):

Lease	Lease Expiration Date	Net Effective Rent (1)	Percentage of Net Effective Rent (2)	Total Electric Plant, net (3)	Percentage of Total Electric Plant, net (4)
CREZ Lease	12/31/2020	$72,935	48.2%	$638,939	48.7%
S/B/C Lease	12/31/2017	57,072	37.8%	466,438	35.5%
McAllen Lease	12/31/2019	14,218	9.4%	133,083	10.1%
Stanton Transmission Loop Lease	12/31/2021	4,422	2.9%	34,263	2.6%
ERCOT Transmission Lease	12/31/2022	2,556	1.7%	40,206	3.1%
		$151,203	100.0%	$1,312,929	100.0%

(1)

Consists of lease revenue under the lease for the year ended December 31, 2015, determined on a straight-line basis under U.S. GAAP. See Revenue Recognition under the caption Summary of Significant Accounting Policies and Estimates in Item II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Calculated as lease revenue for the applicable lease for the year ended December 31, 2015 divided by the total lease revenue for all leases.
(3)	Consists of plant in service, net for the applicable lease as of December 31, 2015.
(4)	Calculated as the electric plant, net for the applicable lease divided by the total electric plant, net for all leases as of December 31, 2015.

Rental Rates

All of our current revenue is comprised of rental payments from Sharyland under lease supplements that were negotiated at various times between 2010 and 2016. Lease supplements are exhibits to our leases that include the economics of the lease obligations that Sharyland owes us. Historically, we and Sharyland have negotiated rent payments intended to provide us with approximately 97% of the projected regulated return on rate base investment attributable to our assets that we and Sharyland would receive if we were a fully-integrated utility. See the caption Regulatory Recovery under Factors Expected to Affect Our Operating Results and Financial Condition included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. We and Sharyland have negotiated these rental rates based on the premise that we, as the owner of regulated T&D assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and remain financially stable. Our leases require us to continue to negotiate rent payments in the future in a manner similar to this historical negotiation.

Actual revenue and expenses incurred by Sharyland will be different from those expected at the time of negotiation. As a result, we and Sharyland may earn more or less than originally projected. Our leases prohibit both parties from adjusting for the effect of differences between Sharyland’s actual and projected results.

Sharyland generally makes lease payments to us that consist of base rent and percentage rent. The percentage rent is based on an agreed percentage of Sharyland’s annual gross revenues, as defined in our leases, in excess of annual specified breakpoints, which are at least equal to the base rent under each lease. Because our existing rate base will decrease over time as our T&D assets depreciate, revenue under our leases will decrease over time unless we add to our existing rate base by making additional capital expenditures to offset the decreases in the rent resulting from depreciation. The weighted average annual depreciation rate of our assets as of December 31, 2015 was 2.79%. We negotiated our current leases, except our Stanton Transmission Loop Lease, to provide for base rent to comprise approximately 80-90% of the total expected rent. All of our leases have a percentage rent component except for the Stanton Transmission Loop Lease.

Operation of Our T&D Assets

The leases require that Sharyland operate the T&D assets in a reasonable and prudent manner in accordance with PUCT guidelines and applicable law. Sharyland must obtain and maintain any licenses, permits or other approvals required by applicable law to operate the T&D assets under the leases.

Expenditures

Whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund, depends on its characterization based on our capitalization policies following standard utility practices under U.S. GAAP. We fund expenditures relating to Footprint Projects, which are capitalized and increase our net electric plant. Sharyland funds expenditures relating to repairs of our existing T&D assets and expenses such costs.

Sharyland is required to provide a capital expenditure budget on a rolling three year basis that sets forth anticipated capital expenditures related to Footprint Projects. Because Sharyland is obligated to pay us rent with respect to our capital expenditures, and because of our strong working relationship with Sharyland and its history as a prudent and responsible operating utility, we do not expect that Sharyland will require us to fund capital expenditures unless Sharyland believes those expenditures are prudent and will be included in our rate base.

Lease Renewals

We expect to renew our leases with Sharyland prior to expiration. Our leases provide that we and Sharyland negotiate lease terms based on our historical negotiations and the return that utilities in Texas are allowed to earn at the time of the negotiation. We generally expect that renewal terms will be at least five years; however, different extension and renewal terms will be considered. For example, the S/B/C Lease was renewed in December 2015 with only a two year extension because we and Sharyland determined a two year renewal was in our mutual interest based on a variety of factors, including the expectation that Sharyland will file a rate case with the PUCT in 2016. Our leases currently expire at various times between December 31, 2017 and December 31, 2022.

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

Lease Supplements

Our leases provide that as the completion of Footprint Projects increases our rate base, we and Sharyland will negotiate amended and restated lease supplements that will update the scheduled rent payments to include additional rent payments to us on this incremental rate base. The negotiation of amended and restated lease supplements relates only to the revenue we expect to be generated from the incremental rate base subject to the negotiation and does not impact the portion of the scheduled lease payments previously negotiated with respect to assets that are already in service. However, various factors could cause Sharyland’s expected lease payments on incremental rate base to be different than its lease payments to us on our existing rate base. For instance, if a rate case was finalized since the last lease or lease supplement, the new lease supplement would use regulatory assumptions from the most recent rate case for incremental rate base. Also, our leases provide that either party can negotiate for economics that differ from our existing leases based on appropriate factors that our leases do not specifically list.

Additionally, the amended and restated lease supplement process allows us to address and update a number of other matters under our leases, such as updating the amount of revenue attributable to Sharyland’s capital expenditures and related matters. Because we frequently prepare amended and restated supplements based on the expectations we and Sharyland have regarding various matters, including expected capital expenditures, we have a mechanism, which we refer to as a validation, that we use to amend previously negotiated supplements in order to reflect the difference between the expected capital expenditures and the actual capital expenditures that were placed in service, placed in service dates, TCOS filing dates and related matters. For instance, in March 2016, we executed amended lease supplements with Sharyland in connection with a validation of the amount and timing of the 2015 placed in service capital expenditures. In no event will we use the validation process to account for differences between the expected and actual return on capital expenditures. If we and Sharyland are unable to agree on a rent supplement or a validation, the leases obligate us to submit the dispute to binding arbitration.

Generally, we expect to enter into amended and restated lease supplements related to capital expenditures in advance of the year in which the related assets are placed in service. For instance, in late 2015, we entered into amended and restated lease supplements that memorialized Sharyland’s obligation to pay us rent on the capital expenditures we expect for 2016. As 2016 progresses, if the amount of expected placed in service capital expenditures, placed in service dates or TCOS filing dates differ from expectations, either Sharyland or we may request a rent validation in order to adjust rent obligations to reflect the difference between actual and expected capital expenditure amounts and placed in service or updated rate filing effective dates. Our leases do not require that we follow this exact timeline and process; therefore, we may determine, with Sharyland, that an alternate process is more efficient.

Lease Expiration

If either we or Sharyland do not wish to renew a lease, we expect that our rent negotiations with a new third-party tenant would be based on the rate base of the assets subject to the expired lease and the rate of return expected at the time a new lease is negotiated, among other factors. In any event, because our T&D assets are rate-regulated and necessary for the transmission and distribution of electricity, we expect that they will continue to generate tariff revenue. As a result, we believe we will be able to identify a qualified tenant to operate our T&D assets who will be able to make lease payments to us based on the tariff revenue our assets generate. Before we can lease our T&D assets subject to the expiring lease to a new tenant, we and Sharyland must obtain PUCT approval for the transfer of the related operating licenses. Sharyland is required under the leases to use commercially reasonable efforts to obtain these approvals as soon as is reasonably practicable. Until we obtain those approvals, Sharyland will continue to operate our T&D assets and pay us rent. If it takes longer than 12 months to obtain these approvals, rent payments will be adjusted to 80% of the amounts otherwise due, if the failure to obtain the approval is a result of our failure to reasonably pursue the approval, and will be adjusted to 105% of the amounts otherwise due, if the failure to obtain the approval is the result of Sharyland’s failure to reasonably pursue the approvals. We also have the right to buy, from Sharyland, any equipment or property that Sharyland uses in connection with the lease, for a price equal to the greater of 110% of book value or fair market value, as mutually agreed by Sharyland and us.

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

Financial Covenants

Sharyland is subject to certain covenants under our leases that prohibit Sharyland from incurring indebtedness in excess of certain thresholds and otherwise obligating Sharyland to comply with certain of our covenants relating to Sharyland under our debt agreements.

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

Rate Base Growth

We intend to add to our rate base through capital expenditures for Footprint Projects and acquisitions of T&D assets.

For Footprint Projects, we generally fund all of the capital expenditures during the development or construction phase of a project, and these expenditures increase our rate base when they are placed in service. Around the time the assets are placed in service, we will work with Sharyland to negotiate an amended and restated supplement to our leases. Sharyland also may make a regulatory filing to update its rates to reflect the additional rate base.

When we acquire ROFO Projects or other T&D assets from Hunt, we would expect to assume any then-effective lease that is already negotiated with Sharyland or another tenant with respect to those T&D assets, or negotiate a new or updated lease, and we will work with Sharyland or another tenant to update existing rates, as appropriate, for the addition to our rate base.

Prior to closing an acquisition from a third-party, we will work with Sharyland, or another tenant, to pursue the addition of new leases and updating of existing rates, as appropriate, for the addition to our rate base.

Our Tenant

Overview

Our tenant, Sharyland, has been a regulated utility since 1999 and currently serves approximately 53,000 electricity delivery points in 29 counties throughout Texas. Sharyland is responsible for construction management, operation and maintenance of our T&D assets and regulatory oversight and compliance. See Our Revenue Model and Leases above and Financial Information Related to Our Tenant under Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Relationship with Sharyland

One of the primary objectives of a utility REIT structure is to provide for efficient access to capital markets to fund infrastructure additions while positioning a qualified utility to operate and control the infrastructure assets. We believe the REIT structure we established with Sharyland meets this objective.

A REIT is required to generate a substantial portion of its income from REIT qualified assets and through qualified income streams, which include lease payments from third-party tenants. As a result, we have structured ownership of our T&D assets through a lessor/lessee structure, with Sharyland acting as the tenant under each of our leases. Sharyland, as lessee, has control of and is responsible for operating and maintaining our T&D assets. We are a passive owner of our T&D assets, with no operational control over those assets. We have memorialized Sharyland’s operational control primarily through the leases. However, the PUCT order approving our structure also requires that Sharyland maintain operational control of SDTS as the managing member. Under the PUCT order and the SDTS company agreement, we are not able to remove Sharyland as managing member without prior PUCT permission. We have negative control rights over SDTS that passive owners would expect, such as the right to approve renewals of the leases or any new leases, sales or dispositions of assets, debt issuances and annual budgets, subject to some exceptions. To the extent that day-to-day operations of SDTS involve matters primarily related to passive ownership of the assets, such as capital sourcing, financing, cash management and investor relations, Sharyland has delegated those responsibilities and authorities to InfraREIT pursuant to a delegation agreement.

The leases assume that Sharyland, as lessee, should earn a regulated return to compensate it for the capital it has invested and for the risks that it is taking as the tenant under the lease. Sharyland bears the risks under the leases that most utilities face, such as changes in regulatory policy, changes in regulated rates, change in usage and demand, credit risk of counterparties, increases in operating expenses and increases in taxes. Many of these risks may ultimately lead to lower revenue, or increased costs, which would affect Sharyland’s ability to fulfill its lease obligations or its willingness to enter into new leases or renewals of existing leases under similar economic terms. We believe that Sharyland is incentivized to operate the assets in accordance with good utility practice to ensure that it is able to continue to lease the assets and be a utility in good standing with the PUCT. As a public utility, Sharyland’s practices, cost structure and its investments are subject to review by the PUCT, and Sharyland understands that we expect a regulated return on the investments we make in our T&D assets; therefore, we believe Sharyland is incentivized to only incur costs and investments that are reasonable and necessary, while also honoring obligations to customers.

The leases also assume that, as lessor and owner of the T&D assets, we should receive a regulated return on the capital we invested in our T&D assets. The combined return that we and Sharyland receive should be comparable to the return that other integrated T&D utilities receive. As part of our negative control rights in the SDTS company agreement, we have the right to approve the annual financial plan of SDTS and any leases between Sharyland and SDTS. We intend to negotiate the leases to ensure that we receive our expected regulated return, keeping in mind that Sharyland has to be willing to enter into the lease. Thus, we expect both parties will negotiate the leases based in part upon the current and expected economic, regulatory and capital market environments. We believe it is in each party’s best interest to negotiate leases that are expected to result in beneficial economic outcomes. To the extent that conditions change, we believe both parties are incentivized to negotiate long-term solutions.

Separation of Utility Functions

Pursuant to our leases, the SDTS company agreement and the delegation agreement, we have separated, between Sharyland and InfraREIT, the functionality that is typically combined under one commonly owned group in an integrated utility. Through Hunt Manager, we are generally responsible for debt and equity financing, capital markets planning, investor relations, tax administration and accounting for the substantial portion of the combined utility’s assets and liabilities. Sharyland is responsible for operating, repairing and maintaining the T&D assets; planning new T&D projects; handling customer complaints; managing regulatory matters and relationships with various regulatory bodies; handling community relations matters; accounting for substantially all of the combined utility’s operations and maintenance costs; ensuring that the T&D assets and the combined utility’s operations comply with applicable environmental, safety and other laws applicable to operations; working with us to forecast the combined utility’s capital needs; construction management; and all other matters related to the operation of the combined utility. Although Sharyland generally manages regulatory relationships, our consent is required to settle rate cases or to otherwise change rates materially outside of a rate case, unless the rate change is made pursuant to a TCOS or DCRF filing. Since we separated these functions in 2010, Hunt Manager and Sharyland have developed expertise in ensuring that the relationship functions properly and that electricity is effectively and efficiently provided in a safe and reliable manner to Sharyland’s customers.

Competition

The market for acquiring and developing electric infrastructure assets is highly competitive and fragmented, and we have seen an increase in both the amount of and different types of investors in these assets over the last several years. Many fully integrated utility companies, public and private funds, commercial financing companies and foreign investors pursue the types of investments that we compete for in the U.S. electric infrastructure sector. Recent active investors include companies such as Edison International, Consolidated Edison, Inc., ITC Holdings Corp. and Eversource Energy. Within Texas, namely ERCOT, we and Sharyland compete to develop transmission projects with municipally owned electric utilities, such as Austin Energy and CPS Energy; electric cooperatives, such as South Texas Electric Cooperative; private developers; and other TDSPs, such as American Electric Power, CenterPoint Energy, Texas New Mexico Power (PNM Resources) and Oncor. Oncor is currently the subject of a change of control proceeding with the PUCT, pursuant to which Hunt and a consortium of investors intend to acquire Oncor and restructure it into a REIT (referred to as Ovation) that would be externally managed by Hunt Manager and would lease its assets to an affiliate of Sharyland. We expect to continue to compete with Oncor regardless of whether the acquisition is completed.

Sharyland also is subject to customer conservation and energy efficiency activities, and research and development activities by third parties are ongoing to improve existing and alternative technologies to produce electricity, including advancements related to self-generation and distributed energy technologies such as gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies could result in a reduction of demand for Sharyland’s T&D services, but these have not been a significant factor to date. Furthermore, in small portions of our service territories, existing and potential customers have a choice between Sharyland and other utilities and may choose the other utility over Sharyland.

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

Federal Regulation

The FERC regulates transmission and wholesale sales of electricity in interstate commerce; reviews mergers and acquisitions, direct and indirect transfers of jurisdictional assets, issuance of debt or securities and corporate transactions by electricity companies; and reviews siting applications for electric transmission projects under limited circumstances. The FERC also protects the reliability of the high voltage interstate transmission system through mandatory reliability standards. Pursuant to the Federal Power Act, the FERC is responsible for ensuring that the rates, terms and conditions of electric transmission service and wholesale sale of electric energy are “just and reasonable” and “not unduly discriminatory or preferential.” The Energy Policy Act of 2005 directed the FERC to develop incentive based rate treatments for transmission of electric energy in interstate commerce, including incentive rates of return on equity for new investment by public utilities and full recovery of prudently incurred costs. Although currently none of our T&D assets are regulated by the FERC, we were subject to FERC regulation with respect to some of our T&D assets in the past and the FERC approved our structure of leasing T&D assets to Sharyland in connection with the Cap Rock acquisition in 2010.

Regulation in Our Territories

T&D services provided wholly within ERCOT are not subject to traditional rate regulation by the FERC. All of our T&D assets are located in ERCOT within Texas.

The PUCT regulates “electric utilities” and TDSPs under the Public Utility Regulatory Act, including approving rates for T&D service, setting reliability and safety standards and ensuring that the TDSP does not discriminate in its treatment of customers, REPs and generators in the delivery of electricity. TDSPs are comprised of DSPs, which generally own and operate electric distribution systems, and TSPs, which generally own and operate electric transmission systems. Both SDTS and Sharyland are “electric utilities” subject to regulation by the PUCT. Sharyland is also subject to regulation by the PUCT as both a TSP and DSP, as is the case with other investor owned utilities (IOUs) that own T&D assets in Texas. Rates are established through rate case proceedings, which occur periodically and are typically initiated by the utility or the PUCT, on its own motion or on complaint by an affected stakeholder, to ensure that rates remain just and reasonable. When we refer to a “rate case” or a “rate proceeding,” we are referring to these formal proceedings before the PUCT, and not to interim TCOS filings or DCRF filings, which are described below. Rates are determined by the electric utility’s cost of rendering service to the public during a historical test year, adjusted for known and measurable changes, in addition to a reasonable return on invested capital.

Sharyland makes all regulatory filings, in which our T&D assets are included, with the PUCT. Per the terms of the leases, we have the right to request that Sharyland file a rate case proceeding. Sharyland also may determine to initiate a rate case proceeding; however, under the terms of the SDTS company agreement, our consent is required before Sharyland can settle any such proceeding. The T&D rates for Sharyland are based on the combined financial statements of Sharyland and SDTS. In other words, the lease obligations that Sharyland owes us are disregarded in the PUCT’s evaluation of matters related to the utility, and the audited books and records of Sharyland and SDTS are used to prepare a combined rate filing. As our tenant and the operator of the electric system, Sharyland holds the CCN for all of our T&D assets.

TSP Rates

In ERCOT, TSPs generate revenue primarily by charging all DSPs within ERCOT for the TSP’s cost of service, or revenue requirement. ERCOT DSPs pay TSPs annual amounts, typically billed to the DSP monthly, based on the DSP’s pro rata share, during the prior year, of the aggregate ERCOT 4CP, excluding the portion of coincident peak demand attributable to wholesale storage load. Each TSP files a tariff for transmission service to establish its rates, calculated as the TSP’s commission approved transmission cost of service, or revenue requirement, divided by the aggregate ERCOT 4CP during the prior year. Therefore, the monthly transmission service charge to be paid by each DSP is the product of each TSP’s monthly rate as specified in its tariff and the DSP’s previous year’s share of the aggregate ERCOT 4CP.

The transmission revenue that ERCOT TSPs generate has not varied significantly within any given year, except when the TSP has updated its revenue requirement through an interim TCOS filing, described in the next paragraph, or a rate proceeding. Transmission revenue can vary from year to year if ERCOT 4CP increases or decreases. In addition, revenue is subject to theoretical variability based on the credit worthiness of DSPs in Texas, but generally this has not significantly affected transmission revenue for TSPs, as no DSP has become subject to a bankruptcy or insolvency proceeding since deregulation of the Texas electricity market in 2002.

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

Rate Case

In January 2014, the PUCT approved a rate case filed by Sharyland applicable to all of our T&D assets other than our distribution assets in McAllen, Texas, providing for a capital structure consisting of 55% debt and 45% equity, a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates. The new rates became effective May 1, 2014. Sharyland is required to file its next rate case on or before April 30, 2016.

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

These laws and regulations also generally require that governmental permits and approvals be obtained before construction and during operation of T&D assets. As construction manager of our T&D projects, we also rely on our tenant for compliance with such permits and approvals, and our tenant is required to indemnify us if they fail to obtain or comply with any permit or approval in accordance with the terms of our leases.

We currently do not believe that we have any material environmental liabilities.

Insurance

Our leases require our tenant to carry liability and casualty insurance on our properties covering certain hazards with specific policy limits set forth in the lease agreements. However, there may not be adequate insurance to cover the associated costs of repair or reconstruction, or insurance may not be available at commercially reasonable rates or, for some events, at all. For instance, Sharyland has not been able to obtain property insurance coverage for a substantial portion of our T&D assets on commercially reasonable terms. As a result, we have amended the requirements under our leases that Sharyland obtain such insurance. In this respect, we and Sharyland are self-insured for a substantial portion of our T&D assets. In the event remediating any damage or loss is considered a repair under the applicable lease, our tenant is responsible for the cost of repairing or replacing such damage or loss whether or not covered by insurance. On the other hand, in the event remediating any damage or loss is considered a Footprint Project under the lease, we will be responsible for payment of any insurance deductible, as well as for any such damage or loss not covered by insurance. We believe that our T&D assets are covered by adequate insurance, including those T&D assets for which our tenant is self-insured.

Seasonality

Even though Sharyland’s revenue is subject to seasonality, due to our lease revenue structure, no material portion of our business is affected by seasonality. See Summary of Critical Accounting Policies and Estimates in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JOBS Act

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act). We may take advantage of this provision until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (Securities Act), which fifth anniversary will occur in 2020. However, if certain events occur prior to the end of such five year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three year period, we will cease to be an emerging growth company prior to the end of such five year period.

Furthermore, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

To the extent that we utilize certain provisions available to us as an emerging growth company, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Employees

We have no employees. We are externally managed by Hunt Manager. All of our officers are employees of Hunt Manager. Pursuant to the terms of our management agreement, Hunt Manager provides for our day-to-day management, subject to oversight by our board of directors. In exchange for these management services, we pay a management fee to Hunt Manager. In the event Hunt Manager was unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

We have one reportable segment consisting of rate-regulated electric T&D assets. We internally evaluate all of our T&D assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

Our Internet address is www.InfraREITInc.com. The information contained on our website or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K. A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to Investor Relations at InfraREIT, Inc., 1807 Ross Avenue, 4th Floor, Dallas, Texas, 75201. A direct link to our filings with the SEC is available on our website under the Investor Relations tab. Also available on our website are copies of our Corporate Governance Guidelines; Audit Committee Charter; Compensation, Nominating and Corporate Governance Committee Charter; Conflicts Committee Charter; and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers and directors, including our principal executive officer, principal financial officer and principal accounting officer, as well as employees of Hunt Manager. Our common stock is traded on the New York Stock Exchange under the trading symbol “HIFR.”

Item 1A.	Risk Factors

Risks Related to Our Business

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may materially and adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends. You should carefully consider these risks together with all of the other information included in this Annual Report on Form 10-K, including the financial statements and related notes, when deciding to invest in us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the followings risks were to actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Our T&D assets and our tenant’s operations are subject to governmental regulation and oversight that could adversely impact our expected returns and operating results.

Both Sharyland and SDTS, our subsidiary, are regulated by the PUCT, and decisions by the PUCT, including in some circumstances in which we are not involved directly as a party, can directly impact our business. Although rate regulation is premised on the timely recovery of prudently incurred costs and the opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the PUCT will determine that all of our rate base can be recovered through Sharyland’s rates, or that the PUCT will not otherwise make regulatory determinations that adversely affect our T&D assets or Sharyland’s operations. The PUCT could, among other things, determine that certain capital expenditures should not be included in our tenant’s rates, or the PUCT could challenge other regulatory judgments, such as those related to affiliate charges, operations and maintenance expenses, tax elections, rate case expenses, regulatory assets and other matters. Sharyland is required to file its next rate case on or before April 30, 2016. The outcome of Sharyland’s rate case is uncertain. Recent events, including complaints from ratepayers in Sharyland’s service territory regarding Sharyland’s delivery rates, have placed Sharyland under heightened scrutiny and may affect the outcome of the rate case. Any such adverse determinations by the PUCT could adversely affect the amount of percentage rent we receive as well as Sharyland’s ability to meet its obligations to pay us rent pursuant to the leases. Such determinations are likely to affect the rental rates to which Sharyland will agree upon any extension or renewal of a lease or the negotiation of an amended lease supplement. Furthermore, if the PUCT made a determination that adversely affected our rate base, and as a result, Sharyland was unable to meet its rent obligations and we terminated the related lease, it is unlikely that the replacement tenant would be willing to pay us rent for anything other than the PUCT approved rate base amount. Also, if the PUCT makes a determination that adversely affects the amount of our rate base, we may need to take accounting charges that impair our assets, which could further adversely affect our results of operations and financial condition.

In addition, compliance with U.S federal, state and local laws and regulations, including laws and regulations related to regulatory, environmental and human health and safety matters may cause us or our tenant to incur significant additional costs, and failure to comply with these requirements could result in the shutdown of the non-complying assets and the imposition of liens, fines and/or civil or criminal liability. Utility operations may also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs and cost allocation by ERCOT, the PUCT or FERC. We cannot predict what effect any such changes in the regulatory environment will have on us or Sharyland’s operations.

Because all of our lease revenues are currently generated by lease payments from Sharyland, our business, financial condition, results of operations and cash flows are dependent on Sharyland’s financial and operating performance.

Our tenant’s ability to make lease payments to us under our leases is subject to its ability to generate cash flows or raise additional capital sufficient to support its obligations. During the year ended December 31, 2015, Sharyland sustained a net loss of $2.3 million on a U.S. GAAP basis, and its management reported net loss for that period was $5.1 million. For a discussion of our tenant’s management reported net loss and a reconciliation to net loss, see Financial Information Related to Our Tenant under Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. If Sharyland continues to operate at a loss, and if it is unable to obtain debt or equity capital to fund its cash needs, its financial condition and liquidity may continue to suffer. Our tenant’s liquidity and operating results may also be negatively impacted if its expenses increase rapidly, including for reasons outside of its control, before it is able to file and complete a full rate proceeding with the PUCT in order to recover the higher operation and maintenance expense in its rates. Our anticipated growth in rate base during the next few years will exacerbate this risk, making it more likely that our tenant’s expenses will increase before it may increase its rates through a rate proceeding.

If our tenant experiences declines in its financial and operating performance or liquidity constraints, it may request discounts or deferrals on its lease payments to us or seek to terminate its leases with us. Depending on such requests, we may be incented to find solutions to these requests, which could involve us agreeing to the tenant’s requested lease payment discounts or deferrals. Further, if Sharyland is unable, as a result of financial or other constraints, to fund emergency or other costs for which it would otherwise be responsible under the leases and pursuant to its obligations as a regulated utility, we may determine that it is appropriate to provide financial assistance to Sharyland in order to position it to satisfy its obligations. Any such determination regarding potential financial assistance and the reimbursement mechanism would require the approval of the Conflicts Committee of our board of directors. Sharyland’s financial condition and performance may also affect the rent payments it is willing to negotiate with us regarding future capital expenditures and, upon expiration of any lease, any renewal rent payments.

In extraordinary circumstances, our tenant may become insolvent or seek bankruptcy relief. Depending upon the sufficiency of assets available to pay claims, a rejection of the leases in bankruptcy or an insolvency of Sharyland could ultimately preclude full collection of sums due to us under our lease agreements with our tenant and could place the financial burden for any of our tenant’s accrued obligations under the leases, such as costs for repairs, maintenance, and ad valorem or property taxes, on us without any corresponding ability on our part to either transfer the obligation for these costs to a new tenant, recoup these costs from third parties or otherwise avoid paying these costs. To the extent any such events occur, our financial condition and results of operations would be adversely affected.

Our business model and growth strategy depend on our ability to grow our rate base and lease revenue.

We will not be able to materially increase our lease revenue unless the rate base of our T&D assets grows. We expect to increase our rate base by funding Footprint Projects and acquiring ROFO Projects and other T&D assets from Hunt or third parties. Our ability to grow our rate base and revenues in the manner we expect depends on Footprint Projects meeting or exceeding our capital expenditure budgets, Hunt’s ability to develop and construct ROFO Projects and our ability to acquire ROFO Projects or other T&D assets from Hunt or third parties on acceptable terms. There are a number of factors that could impact the amount of available investment in Footprint Projects and ROFO Projects, including the number of and capital needs associated with requests by electricity generators to connect to our transmission facilities; population, economic and load growth in our territories, in particular in our territory located in the Permian Basin, where growth may be adversely affected by the impact of lower oil and gas prices on economic activity in the region; and Hunt Developer’s ability to develop and complete ROFO Projects. If our forecasts regarding capital needs associated with our growth strategy prove to be inaccurate and capital needs are less than budgeted, or if we are unable to negotiate for the acquisition of ROFO Projects in line with estimates or on terms acceptable to the Conflicts Committee of our board of directors, our growth would be less than we expect, which could affect our financial condition, results of operations and our ability to make distributions to our stockholders.

The ongoing PUCT change of control proceeding involving Hunt and Oncor could affect Sharyland, the regulatory treatment of our structure and other regulatory outcomes.

Hunt, through an entity called Ovation, is part of a consortium of investors that is seeking to acquire Oncor in connection with the Energy Future Holdings Corp. (EFH) bankruptcy. The bankruptcy and related regulatory change of control proceeding with the PUCT is ongoing and currently expected to conclude in March 2016. As part of the Oncor regulatory change of control process, the PUCT is considering various aspects of the REIT structure proposed in that transaction, which is similar to the REIT structure we have established with Sharyland. For example, in determining an electric utility’s tariff, part of the cost of service is an income tax allowance (ITA). In Texas, the PUCT first determines the appropriate investment return on equity for the utility and then grosses up the return on equity to cover the taxes imposed on the utility’s income. The PUCT’s provision of an ITA for a C corporation is well established. Although we believe that the question of whether a pass-through entity is allowed to recover an ITA in its cost of service is a matter of settled law in Texas, it is possible that this could change, or the amount of that ITA could be changed. The PUCT is also considering whether lease payments in the Ovation REIT structure are a tariff that is explicitly subject to regulation by the PUCT. If the PUCT were to regulate rent payments as a tariff, then, in some circumstances, the PUCT could have the authority to change those lease payments, including by lowering them. While neither we nor Sharyland are a party to the Oncor change of control proceeding, any resolution of these issues in that proceeding, in potential future rulemakings on these issues or in the consideration of these issues in rate cases for other investor owned utilities in Texas, could affect the PUCT’s consideration of related issues in Sharyland’s 2016 rate case or in future rate cases.

The results of our negotiation of future rent payments under our leases and our ability to renew our leases upon their expiration, or to identify new tenants under our leases, will affect our operating results and financial condition.

We have not yet negotiated lease payments with respect to substantially all of the capital expenditures that we expect to fund during the next several years. Although our existing leases provide that our historical agreements with our tenant will serve as the basis for new rent payments, there is no assurance that future negotiations of new or amended lease supplements will result in lease payments that are higher than or comparable to the lease payments we expect under our current leases and lease supplements.

Furthermore, our leases expire at various times between December 31, 2017 and December 31, 2022. Although we and Sharyland have been able to negotiate several new leases and lease extensions in the last several years, there is no assurance that we and Sharyland will be able to renew our leases on acceptable terms upon their expiration. We also have the right to terminate our leases upon Sharyland’s breach, subject in some circumstances to applicable cure periods. However, terminating the leases, or entering into new leases with a different tenant following expiration of our leases with Sharyland, would be complex and costly for a variety of reasons, including the fact that Sharyland cannot cease being the operator of our T&D assets without first acquiring any necessary regulatory approvals from the PUCT and other regulatory bodies, which we may not be able to obtain. Any new tenant would need to be a qualified and reputable operator of T&D assets with the wherewithal and capability of acting as our tenant and, if leasing a significant portion of our assets, would need to agree to timely provide us with their financial statements for us to include in the periodic reports we file under the Securities Exchange Act of 1934, as amended (Exchange Act). There is no assurance that we would be able to identify a tenant that meets these criteria efficiently or at all, or that if we are able to identify such tenant, we would receive lease terms from such new tenant that are as favorable as the existing lease terms with Sharyland.

We may not be able to make cash distributions to holders of our common stock comparable to our current or targeted annualized distribution rate or achieve our projected payout ratio of cash available for distribution to holders of our common stock.

We intend to continue to make regular quarterly cash distributions to holders of our common stock. The amount of our cash available for distribution principally depends upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based on, among other things:

•	lease payments actually received;
•	the level and timing of capital expenditures we make;
•	our other expenses and working capital needs;
•	our debt service requirements and restrictions contained in the agreements governing our indebtedness;
•	our ability to borrow funds and access capital markets; and
•	other business risks affecting our cash levels.

As a result of all these factors, we cannot guarantee that we will have sufficient cash generated from operations to pay a specific level of cash distributions to holders of our common stock.

Because of the lessor/lessee structure, if our tenant’s revenue increases in the future, our lease revenue will not increase as quickly as it would if we were operating as an integrated utility, and there may be significant lag time between the time we make capital expenditures and when we begin receiving rent with respect to such expenditures.

All of our revenues come from lease payments from our tenant. The lease payments for our capital expenditures have been, or will be, negotiated in advance of the time the applicable assets are placed in service. If market conditions change, e.g., market changes occur that could increase our tenant’s rate of return, and our tenant completes a rate case that allows it to realize a greater rate of return than what was originally anticipated, we would not be able to force our tenant to renegotiate the leases to reflect the effect of the higher rate of return. Because percentage rent is based on our tenant’s revenues, we would share some of the benefit of the increase in our tenant’s rates, but our revenue may not increase to the same extent as our peers’ revenue increases in those circumstances or if we were operating as an integrated utility.

Our tenant’s obligation to pay rent in respect of capital expenditures we fund does not begin until the assets related to such capital expenditures are placed in service, and, with respect to capital expenditures for some of our expected transmission capital expenditures, we have agreed to a rent holiday that extends until a TCOS filing related to such capital expenditures is effective. Sharyland is permitted to make only two TCOS filings per year. Accordingly, the lag time between the time that we fund capital expenditures with respect to a project and when we begin receiving lease revenue on the related assets can be lengthy. Although we will earn AFUDC on the amounts we have expended on capital expenditures that have not yet been placed in service, this accrual does not represent cash earnings, nor does it apply to assets that have been placed in service, but have not yet begun generating revenue. Because a significant portion of the growth we expect over the next several years relates to multi-year Footprint Projects, this lag will apply to a significant portion of our capital expenditures.

Our structure and the terms of our leases with our tenant limit our control over SDTS and our T&D assets.

Sharyland, as the managing member of our subsidiary, SDTS, has the exclusive power and authority on behalf of SDTS to manage, control, administer and operate the properties, business and affairs of SDTS in accordance with the limited liability company agreement governing SDTS, subject to a variety of negative control rights in favor of our wholly owned subsidiary Transmission and Distribution Company, L.L.C. (TDC) and a delegation agreement with us. TDC owns substantially all of the economic interests in SDTS. Specifically, although our consent is generally required before SDTS may engage in any material action, Sharyland has the right, subject to certain limitations, to cause SDTS to raise equity capital through the admission of additional members without our consent if necessary to fund improvements to our T&D assets that are required by a regulatory authority. As a result of this arrangement, our management and board of directors is limited in their ability to exert control over SDTS and our T&D assets, and Sharyland may exercise its rights in a manner that may dilute our economic interest in our T&D assets. This arrangement also complicates any decision by our board of directors not to renew or terminate our leases with our tenant.

In addition, under the terms of our leases, our tenant is responsible for, and fulfills, substantially all of the operational functions that, in an integrated utility, would be controlled and directed by the owner of the T&D assets. These functions include managing all of the regulatory matters associated with our T&D assets, including determining whether the capital expenditures we fund are reasonable and necessary; complying with regulatory, environmental and safety matters; and interfacing with various regulatory bodies, as well as other operational matters such as repairing and maintaining the T&D assets leased from us, planning new T&D projects, forecasting capital expenditures, handling customer billing and complaints, handling community relations matters, accounting for substantially all of the utility’s operations and maintenance costs, cybersecurity, construction management, handling environmental and regulatory matters (including maintaining various regulatory certifications) and all other matters related to the operation of the utility. While we have influence over the manner in which our tenant provides these functions pursuant to the terms of our leases and through Hunt Manager’s working relationship with Sharyland, we do not control our tenant and, as a result, do not have the same level of control as a similarly situated owner of T&D assets in an integrated utility. As a result, even if we believe that our T&D assets are not being operated efficiently or effectively, we may not be able to require our tenant to change the way it operates them and our financial condition and results of operations may be adversely affected.

Our growth depends in part on our ability to make strategic acquisitions that add to our rate base, including through the acquisition of ROFO Projects, but there is no guarantee that we will be able to initiate or complete any of these investments or, if completed, that the investment will result in the benefits anticipated.

We have a right of first offer with respect to ROFO Projects during the term of the development agreement with Hunt Developer. We also expect that Hunt will pursue additional development opportunities for other T&D projects and will offer us the opportunity to acquire such projects in the future, although it is under no obligation to do so. However, there is no guarantee that the ROFO Projects or any other projects that Hunt Developer may offer to us will be attractive to us at the time we receive an offer from Hunt Developer, or that we will be able to agree with Hunt and any other owners of the applicable project on terms that are acceptable to us.

Additionally, the lessor/lessee structure poses a number of challenges to our ability to acquire additional T&D assets, including the potential for greater regulatory scrutiny by regulatory agencies in jurisdictions that may be unfamiliar with our REIT structure, structuring complexities in identifying and separating any assets that are not REIT qualifying assets (nonqualifying assets) from the qualifying assets either by assigning them to our tenant or holding them through a taxable REIT subsidiary and the necessity to identify a tenant and negotiate favorable rent and other terms. As a result of these and other challenges, some sellers may prefer other potential buyers even in situations where we have agreed to pay comparable consideration. Our inability to acquire additional REIT qualifying T&D assets, from either Hunt Developer or third parties, would limit our ability to execute on our growth strategy and would adversely affect our results of operations.

If we are successful in completing future acquisitions, results may vary from our expectations due to such items as higher than expected interest costs on new debt or lower than expected share prices for new equity issuance or integrating the acquired assets may also result in unforeseen operating difficulties and expenditures. Accordingly, the anticipated benefits from our future acquisitions may not materialize.

We rely on third parties to manage aspects of our growth, including the construction of our T&D assets, and our inability to find qualified third-party providers or the failure of third parties to provide timely and quality services would have an adverse impact on our ability to grow.

A substantial portion of the growth that we expect in our asset base is comprised of construction projects in Texas. We do not have internal operational or construction expertise and, therefore, we rely on third parties to manage the construction of our T&D assets. To date, our tenant has managed the planning and construction of our projects, but, in some circumstances, our tenant also relies on third-party contractors to complete these projects. As a result, we are particularly susceptible to risks generally applicable to construction projects, including:

•	the ability to obtain labor or materials on favorable terms or at all;
•	the ability to obtain rights-of-way on a timely basis;
•	equipment, engineering and design failure;
•	labor strikes;
•	adverse weather conditions;
•	the ability to obtain necessary operating permits in a timely manner;
•	legal challenges;
•	delays due to funding that is not yet secured by third parties;
•	changes in applicable law or regulations;
•	adverse interpretation or enforcement of permit conditions, laws and regulations by courts or the permitting agencies;
•	other governmental actions; and
•	events in the global economy.

Many of these risks, if they materialize, could adversely affect the timing of expected revenues from those projects, since we do not begin to recognize revenues under our leases with respect to Footprint Projects until the related assets are placed in service or included in an effective rate updated filing, such as a TCOS filing, and also could subject Sharyland or us to fines and penalties for failure to complete projects on the agreed upon schedule.

Utilities, including our tenant, are subject to adverse publicity and reputational risks, which make them vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions.

Utility companies, including our tenant, are important to transmitting and distributing electricity that is critical to end use customers and as a result have been the subject of public criticism focused on the reliability of their distribution services and speed with which they are able to respond to outages caused by storm damage or other events. Adverse publicity of this nature may render legislatures, public service commissions and other regulatory authorities and government officials less likely to view utilities such as our tenant in a favorable light and may cause it to be susceptible to less favorable legislative and regulatory outcomes or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing our tenant’s operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing would likely increase the compliance costs borne by our tenant, and could have a material negative impact on our tenant’s business, results of operations, cash flow and financial condition, which in turn could negatively impact its ability to make lease payments to us.

Cyber breaches could negatively impact our business, assets and our tenant’s operations.

Cyber intrusions targeting our information systems could impair our ability to properly manage our data, networks, systems and programs. In addition, we rely on our tenant for the cybersecurity relating to its operations, breaches of which could lead to the release of certain confidential customer or critical operating information. While we and Sharyland have implemented measures designed to prevent cyberattacks and mitigate their effects should they occur, the systems may be vulnerable to unauthorized access and cyber intrusions. If any such an intrusion were to occur, our business, assets and results of operation may be adversely affected.

We expect to raise funds regularly from the capital markets in order to meet the significant capital expenditures and acquisition costs we expect in the future and to pay and grow our cash distributions.

We expect to raise equity and debt capital from public markets in the future to support our growth. As a result, our financial condition and liquidity will be adversely affected if market conditions prevent us from obtaining financing on favorable terms or at all. Adverse business developments or market disruptions could increase the cost of financing or prevent us from accessing the capital markets on the schedule or timeline we expect or at all. The dilution associated with issuing equity at unfavorable prices could adversely affect the expected rate of growth of our distributions per share, cash available for distribution per share, net income attributable to InfraREIT, Inc. per share and other per share metrics. In some scenarios, if debt or equity capital were unavailable on any terms, we may not be able to pay and grow our cash distributions, pay cash distributions of 90% of our taxable income or fund capital expenditures for Footprint Projects under the leases.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results timely and accurately or prevent fraud, which would likely have a negative impact on the market price of our common stock.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires management to annually assess the effectiveness of our internal controls over financial reporting. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected, and, if we experience a material weakness or significant deficiency in internal controls, there can be no assurance that we will be able to remediate any such weakness or deficiency in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

For so long as we qualify as an “emerging growth company” (which could be until December 31, 2020), our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal controls over financial reporting, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. As a result, investor confidence in us and the market price of our common stock may be adversely affected.

In addition, we are required to include Sharyland’s financial statements in the periodic reports we file under the Exchange Act. However, our management does not prepare Sharyland’s financial statements, and neither our board of directors nor our management has any oversight over the preparation of those financial statements or over Sharyland’s internal control over financial reporting. If Sharyland is unable to timely provide us with its financial statements, or if Sharyland’s internal controls fail to prevent or detect a misstatement in its financial statements, we may be unable to file our periodic reports within the timeframe required by the Exchange Act and there can be no assurance regarding the accuracy or completeness of Sharyland’s financial statements included therein, which could result in certain penalties imposed by the SEC and could negatively impact our ability to access the capital markets or to comply with our obligations under our registration rights agreement.

Changes in technology or increased conservation efforts could adversely affect our business.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including advancements related to self-generation and distributed energy technologies such as gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Self-generation itself may exacerbate these trends by reducing the pool of customers, subject to certain regulatory limits, from whom fixed costs are recovered, while potentially increasing costs of system modifications that may be needed to integrate the systemic effects of self-generation. To the extent self-generation facilities become a more cost effective option for certain customers, T&D investment opportunities generally may decrease, adversely affecting our growth plans, and our tenant’s financial and operating performance may be adversely impacted, which in turn would decrease the amount of percentage rent our tenant owes us and may lead it to request discounts or deferrals on its lease payments to us or seek to terminate its leases with us. Such trends could also affect the rental rates to which our tenant will agree upon any extension or renewal of the lease or that a replacement tenant would be willing to pay us if we chose not to renew the leases. Decreases in the amount of lease revenue received from our tenant would adversely affect our business, financial condition, results of operations and cash flows.

Also, electricity demand could be reduced by increased conservation efforts, advances in technology or federal and state government incentives or mandates in support of energy efficiency, which could likewise reduce the relative value of our T&D assets. Effective energy conservation by our customers could result in reduced energy demand, or significantly slow the growth in demand.

We have a significant amount of indebtedness that is subject to covenants with which we must comply, which may limit our operational flexibility. We rely on our tenant to comply with some of the covenants under our credit arrangements.

We have a significant amount of indebtedness, which means that a material portion of our lease revenue will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for working capital and capital expenditures and impacting our flexibility to react to changing business and economic conditions. Additionally, the agreements governing our indebtedness contain various covenants applicable to us and Sharyland, including restrictions on distributions or modifications to certain terms of our leases, as well as covenants that require us to maintain specified financial ratios and satisfy financial condition tests. In addition, our T&D assets are collateral under our secured financings. Furthermore, our debt arrangements require our tenant to deliver certain financial statements and reports, maintain its licenses and permits, deliver certain required notices, operate and maintain our T&D assets and maintain proper books of records and account in conformity with U.S. GAAP and include events of default triggered by (1) a bankruptcy by our tenant, (2) any judgment being entered against our tenant for payment of money in excess of $2 million, (3) a default by our tenant with respect to any of its indebtedness in excess of $2 million or any other default by our tenant with respect to any of its indebtedness that could lead to a material adverse effect (as defined in the applicable debt agreements) and (4) in some cases, a default by our tenant under our leases that could lead to a material adverse effect (as defined in the applicable debt agreements). Our debt agreements also limit our tenant’s ability to incur indebtedness, subject to some exceptions. We have reflected, and our tenant has agreed to, these covenants in our leases. Our ability to continue to borrow is subject to continued compliance with these and other covenants by our tenant and us, and failure to comply with these covenants could cause a default under our credit facilities, which could require us to repay the related debt with capital from other sources, all of which would adversely affect our financial condition and results of operations.

Our T&D assets and our tenant’s operations may be affected by hazards associated with electricity transmission and distribution and other events for which our tenant’s and/or our property insurance may not provide adequate coverage.

Our T&D assets and our tenant’s operations are subject to hazards associated with electricity transmission and distribution, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, discharges or releases of toxic or hazardous substances and other environmental risks. These hazards can cause severe damage to or destruction of property and equipment and may result in suspension of operations and the imposition of civil or criminal penalties. However, we and Sharyland are self-insured for a substantial portion of our T&D assets, and there may not be adequate insurance to cover the associated costs of repair or reconstruction. Although it is possible that our capital expenditures to fund these remediation costs could be recoverable in our tenant’s rates, recovery of the related expenditures could be delayed or denied, in which case our rent revenues or our tenant’s financial condition, cash flows and revenues would be adversely affected.

If we are unable to protect our rights to the land under our towers, lines and substations, it could adversely affect our business and operating results.

Our T&D real property interests include fee interests, easements, licenses and rights-of-way. A loss of any or all of these interests at a particular tower site may interfere with our tenant’s operations and ability to generate lease revenues from our T&D assets. In addition, any such loss could result in a default under our credit facilities, which could distract our management team, damage our relationship with our lenders and result in the acceleration of our indebtedness. We generally rely on our tenant for title work related to our real property acquisitions. If we and our tenant are unable to protect our real property rights related to our T&D assets, our results of operation and financial condition may be adversely affected.

We have a significant goodwill balance related to the acquisition of Cap Rock and our formation transactions, both of which occurred in 2010. A determination that goodwill is impaired could result in a significant non-cash charge to earnings.

Our goodwill balance at December 31, 2015 is $138.4 million, of which $83.4 million is attributable to our acquisition of Cap Rock and $55.0 million is attributable to InfraREIT, L.L.C.’s formation transactions in 2010. An impairment charge must be recorded under U.S. GAAP to the extent that the implied fair value of goodwill is less than the carrying value of goodwill, as shown on our Consolidated Balance Sheets. We are required to test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may result in an interim impairment test include a decline in our stock price causing market capitalization to fall below book value, an adverse change in business conditions or an adverse regulatory action. If we were to determine that our goodwill is impaired, we would be required to reduce our goodwill balance by the amount of the impairment and record a corresponding non-cash charge to earnings. Depending on the amount of the impairment, an impairment determination could have a material adverse effect on our financial condition and results of operations, but would not have an impact on our cash flow.

As a holding company with no operations of our own, we will depend on distributions from our subsidiaries to meet our payment obligations and make distributions to our stockholders.

We derive all of our operating income from, and hold all of our assets through, our subsidiaries. As a result, we depend on distributions from our subsidiaries in order to meet our payment obligations and make distributions to our stockholders. However, our subsidiaries generally have no obligation to distribute cash to us. Provisions of applicable law, contractual restrictions, covenants or claims of a subsidiary’s creditors may limit our subsidiaries’ ability to make payments or other distributions to us.

Risks Related to Related Party Transactions and Conflicts of Interest

Hunt’s ownership and control of Hunt Manager and its current and prior relationships with our Chief Executive Officer and other officers and with three members of our board of directors give rise to conflicts of interest.

Our business originated in the Hunt organization, and Hunt Manager, our external manager, is a subsidiary of Hunt. All of our officers, including our President and Chief Executive Officer, David A. Campbell, are employees of Hunt Manager. Hunt controls the compensation of all our officers, including Mr. Campbell, and Hunt Manager’s employees enjoy various employee perquisites and access associated with being a Hunt employee. Hunt Manager has granted, and may in the future grant, compensation or awards generally to our officers, including Mr. Campbell, that are based upon the performance of Hunt Manager, Hunt Developer, Sharyland and Hunt generally. As a result, Mr. Campbell and our other officers and other employees of Hunt Manager may benefit from the consideration paid by us under the management agreement and from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement or from the performance of Sharyland. Consequently, Mr. Campbell, our other officers and other employees of Hunt Manager may consider the interests of these Hunt affiliates in any negotiations and may be incentivized to focus on ROFO Projects and divert attention from Footprint Projects. The duties owed to us by our officers, including Mr. Campbell, and Mr. Campbell’s duties to us as a director, may conflict with duties to, and pecuniary interests in, Hunt Manager, Hunt Developer, Sharyland and Hunt generally. Therefore, the negotiations and agreements between us, our subsidiaries or our Operating Partnership, on the one hand, and these entities and their affiliates, on the other hand, may not solely reflect the interests of our stockholders.

W. Kirk Baker, who is the Chairman of our board of directors, was the President and Chief Executive Officer of Hunt Manager until August 2014, was a senior officer in the HCI organization until July 2012, and received compensation and other benefits from Hunt and its affiliates during these time periods. Hunt and Mr. Baker have informed us that Mr. Baker continues to receive, and may in the future receive, various perquisites and incentive compensation from Hunt, including incentive compensation based on profits that Hunt may generate from the sale of ROFO Projects to us and payments that we make to Hunt Manager. Mr. Baker currently is Managing Partner of Captra Capital, an investment firm in which Mr. Baker and Hunt are currently the primary investors, and Hunt has funded and may continue to fund the operating overhead of Captra Capital’s manager, Captra Holdings, an entity that currently provides compensation and other benefits to Mr. Baker. Mr. Baker’s duties to us as a director may conflict with his duties to, and pecuniary interest in, Captra Capital, Captra Holdings, Hunt Manager, Hunt Developer and Sharyland. As a result, Mr. Baker may consider the interests of Hunt Manager, Hunt Developer, Sharyland and Hunt generally in any negotiation between us and one of those entities and may benefit from the consideration we pay Hunt Manager under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement and from the performance of Sharyland. Therefore, the negotiations and agreements between us, our subsidiaries or our Operating Partnership and these entities and their affiliates may not solely reflect the interests of our stockholders.

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

Although we intend to operate and manage our business for the benefit of our stockholders, there is a risk that actual or perceived conflicts of interest could affect the manner in which we treat Hunt as a limited partner in the Operating Partnership or how we manage our relationships with Hunt Manager, Hunt Developer and Sharyland under the management agreement, the development agreement and our leases. If we were to terminate any of our leases with Sharyland, we would lose the benefit of the relationship that we have cultivated with Sharyland and could damage our relationship with Hunt. Further, if we were to terminate the management agreement with Hunt Manager, we would no longer have the benefits associated with our development agreement with Hunt Developer, since the development agreement automatically expires upon the termination of the management agreement. These complications and costs could adversely affect our results of operations, financial condition and relationship with regulators and ratepayers.

There are limited contractual or legal restrictions on Hunt’s ability to compete with us.

Our leases prohibit Sharyland from funding Footprint Projects unless we have breached our obligation to do so, and our development agreement with Hunt Developer prohibits Hunt and its affiliates from owning or funding Footprint Projects. In addition, Hunt has granted us a right of first offer on ROFO Projects. However, Hunt is free to pursue the development and construction of other T&D projects and may compete directly with us for the acquisition of other T&D assets and businesses, including within Texas. Additionally, as permitted by the Maryland General Corporation Law (MGCL), our charter contains provisions that permit our directors and officers, and their affiliates (including individuals serving in such capacities who are also directors, officers and/or employees of Hunt and its affiliates), to compete with us, own any investments or engage in any business activities, including investments and business activities that are similar to our current or proposed investments or business activities, without any obligation to present any such business opportunity to us unless the opportunity is expressly offered to such person in his or her capacity as our director or officer.

We are dependent on Hunt Manager and its executive officers and key personnel, who provide services to us through the management agreement. We may not find a suitable replacement for Hunt Manager if the management agreement is terminated or for these executive officers and key personnel if any of them leave Hunt Manager or otherwise become unavailable to us, and there is no contractual requirement that our executive officers and key personnel allocate a specific amount of time and attention to our business.

We are externally advised and managed by Hunt Manager, and all members of our senior management are employees of Hunt Manager. Pursuant to our management agreement, Hunt Manager is obligated to supply us with all of our senior management team. Subject to the direction of our board of directors, Hunt Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of Hunt Manager. The executive officers and key personnel of Hunt Manager have extensive knowledge of our business and industry. If any executive officer or key person of Hunt Manager leaves Hunt Manager or otherwise becomes unavailable to manage our business, our performance could be adversely impacted. If our management agreement with Hunt Manager were to terminate, we would have to replace our entire management team. It could be very difficult and time and resource intensive to identify and retain a new management team that has all of the characteristics that we depend upon with our current management team. Accordingly, a termination of our management agreement with Hunt Manager could have a material adverse effect on our business. Furthermore, our management agreement with Hunt Manager does not specify a fixed amount of time that David A. Campbell, our President and Chief Executive Officer, or other officers and employees who work on our behalf, are to spend managing our business. Accordingly, the InfraREIT officers and directors and personnel of Hunt Manager may dedicate a large share of their time and efforts to the pursuit of and management of other businesses, which may adversely affect their ability to devote their time to our business.

The pursuit and potential acquisition of Oncor by Hunt and other investors creates conflicts of interest.

If Hunt and the consortium’s acquisition of Oncor is completed in accordance with the terms of publicly disclosed drafts of Ovation’s governing documents, Hunt Manager would serve as manager of Ovation and Oncor, and Mr. Hunter L. Hunt, a member of our board of directors, would, through his affiliation with Hunt, beneficially own a significant interest in Ovation. Ovation’s initial tenant would be owned by Sharyland’s owners, which are Hunt affiliates, and controlled by Mr. Hunter L. Hunt. Mr. Baker, the Chairman of our board of directors, is currently a member of the board of managers of Ovation and would be a member of its board of directors if Ovation’s acquisition of Oncor is completed. Mr. Campbell, our Chief Executive Officer and President, is the President and Chief Executive Officer of Ovation, is a member of the board of managers of Ovation and would be a member of its board of directors if Ovation’s acquisition of Oncor is completed. Other InfraREIT officers, and Hunt Manager employees who help manage our business, have been and may be involved in Ovation’s proposed acquisition of Oncor and in its business if such acquisition is completed, and some of these individuals may serve as officers of Ovation. Hunt Manager or Ovation may grant compensation or awards to these individuals that are based upon the performance of Ovation. Furthermore, the duties that Messrs. Baker, Campbell and Hunt owe to us as directors may conflict with the duties they owe, in the case of Mr. Baker, as a director of Ovation; in the case of Mr. Campbell, as an officer and director of Ovation; and, in the case of Mr. Hunt, as an officer of Ovation’s tenant. The duties owed to us by our officers who are also officers of Ovation, including Mr. Campbell, may conflict with duties that such officers owe to Ovation. Our management agreement with Hunt Manager does not specify a fixed amount of time that Mr. Campbell, or other officers and employees who work on our behalf, are to spend managing our business. Accordingly, the InfraREIT officers and directors and other personnel of Hunt Manager may dedicate a large share of their time and efforts to the pursuit of the acquisition of Oncor and, if such acquisition is completed, to Ovation’s business, which may adversely affect their ability to devote their time to our business.

Additionally, we compete with Oncor for T&D projects in Texas, and we expect to continue to compete with Oncor regardless of whether the acquisition is completed. Although Hunt has informed us that it intends for us to be the primary owner of all of Hunt’s T&D development projects as those projects are completed and placed in service, if the acquisition of Oncor is completed, or if Hunt were to acquire another utility that owns T&D assets in the future, Hunt would not be contractually restricted from directing future development and acquisition opportunities to the tenant of the Oncor assets in the Ovation REIT structure or the other utility. Our management agreement with Hunt Manager provides that Hunt Manager will provide advice and assistance with respect to acquisition or investment opportunities, but does not prohibit Hunt Manager from providing similar services to other entities. Furthermore, the financial incentives that Hunt and members of our board of directors and management may have in Ovation, and the duties that certain of our officers and directors could owe to Ovation, could affect actions taken with respect to these opportunities by these officers and directors. In addition, if both InfraREIT and Ovation are simultaneously pursuing the same acquisition or investment opportunity, certain Hunt Manager officers and employees may be required to recuse themselves from the discussions as a result of their conflict, which may affect our ability to pursue and execute on those opportunities. The approval of the Conflicts Committee of our board of directors is required for significant acquisitions, divestitures or mergers and for transactions that involve conflicts of interest with our executive officers, board members or significant beneficial owners.

The initial term of our management agreement with Hunt Manager expires on December 31, 2019, and termination of the management agreement would eliminate our rights to Hunt Developer’s development projects and could harm our relationship with our tenant. Additionally, Hunt Manager’s interests and incentives relating to our business may differ from our long-term best interests.

The initial term of the management agreement will expire on December 31, 2019. The management agreement will automatically extend for additional five year terms, unless we decide to terminate it pursuant to its terms. We will also have the right to terminate the management agreement at any time for cause, and Hunt Manager may terminate the agreement at any time upon 365 days’ prior notice to us, provided that Hunt Manager may not exercise this right in a manner that results in the management agreement terminating before December 31, 2019. Any termination of the management agreement would end Hunt Manager’s obligation to provide us with the executive officers and key personnel upon whom we rely for the operation of our business and, unless we terminate for cause, would also terminate our rights to ROFO Projects under the development agreement. In addition, we are required to pay Hunt a termination fee equal to three times the most recent annualized base management and incentive payment if we terminate the agreement for any reason other than cause. Further, any termination of our relationships with Hunt Manager and Hunt Developer may negatively impact our relationship with Sharyland, including Sharyland’s willingness to renew our leases or to negotiate lease supplements on terms that are favorable to us. Termination of or failure to renew our leases could result in a default under the agreements governing our indebtedness. Additionally, because the base fee payable to Hunt Manager under the management agreement is calculated by reference to our total equity and the incentive payment payable to Hunt Manager is calculated as a percentage of the per OP Unit distributions to the Operating Partnership’s unitholders in excess of a threshold amount ($0.27 per quarter), Hunt Manager may be motivated to grow total equity or make Operating Partnership distributions in a manner that is not in our long-term best interests or in the best interests of our other stockholders.

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

The initial terms of our management agreement with Hunt Manager, the development agreement with Hunt Developer and our leases with Sharyland were negotiated between related parties and before our independent directors were elected, and their terms, including the consideration payable to Hunt Manager and lease payments to us, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

The terms of these agreements and leases may not solely reflect our best interest and may be overly favorable to the other party to such agreements and leases, including in terms of the substantial compensation to be paid to these parties under these agreements. Further, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement, the development agreement or our leases, as applicable, because of our desire to maintain our ongoing relationships with Hunt and Sharyland.

Risks Related to REIT Qualification and Federal Income Tax Laws

Qualifying as a REIT involves technical and complex provisions of the Internal Revenue Code of 1986, as amended (the Code), and our failure to qualify or remain qualified as a REIT would cause us to owe U.S. federal income tax, which would negatively impact our results of operations and reduce the amount of cash available for distribution to our stockholders.

InfraREIT, L.L.C. elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2010, and we will elect to be taxed as a REIT commencing with the taxable year ended December 31, 2015. We believe that InfraREIT, L.L.C. was organized and operated in a manner that allowed it to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010. We further believe that InfraREIT, Inc. has been organized and operated in a manner that enables it to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2015, and will continue to be organized and operated in this manner. The U.S. federal income tax laws governing REITs are complex and require us to meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and income, the ownership of our outstanding shares and the amount of our distributions. Even a technical or inadvertent violation could jeopardize our REIT qualification.

We are one of only a few REITs engaged in owning and leasing T&D assets or similar assets. There is little or no guidance in the tax law regarding the qualification of T&D assets as real estate assets and the rent therefrom as qualifying rental income under the REIT asset and income tests. We hold a private letter ruling from the IRS that provides that T&D systems qualify as real estate assets and the rent therefrom generally constitutes qualifying rental income. We are entitled to rely upon that ruling for those assets that fit within the scope of the rulings only to the extent that (1) we have the legal and contractual rights described therein and are considered to be the same taxpayer as, or are treated for tax purposes as the successor to, the taxpayer that obtained the ruling, (2) we did not misstate or omit in the ruling request a relevant fact and (3) we continue to operate in the future in accordance with the relevant facts described in such request. No assurance can be given that we will always be able to operate in the future in accordance with the relevant facts described in such request. If we were not able to treat the T&D assets as real estate assets and/or the rent therefrom as qualifying rental income for purposes of applying the REIT asset or income tests, we might fail to qualify as a REIT.

In addition, our compliance with the REIT income and quarterly asset requirements depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis in accordance with existing REIT regulations and rules and interpretations thereof. Furthermore, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited, and new IRS guidance, legislation, court decisions or other administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT or adversely change the tax treatment of a REIT. Thus, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances or the rules applicable to REITs, no assurance can be given that we will qualify as a REIT for any particular year, and we could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. In addition, if any of our REIT subsidiaries fail to qualify as a REIT, such failure could result in our loss of REIT status.

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

In such a case, any such corporate tax liability could be substantial and would reduce our net income and cash available for distributions to stockholders, among other things. In addition, we might need to borrow money or sell assets in order to pay any corporate tax liability. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect our results of operations and financial condition and the trading price of our common stock.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be liable for certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, a 100% penalty tax on gain if we sell property as a dealer, alternative minimum tax, tax on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, although we do not currently own any taxable REIT subsidiaries, if we were to acquire or form a taxable REIT subsidiary, it would be subject to U.S. federal, state and local corporate income or franchise taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of the 100% tax penalty that applies to certain gains if we sell property as a dealer to customers in the ordinary course of business, we may hold some of our assets through taxable REIT subsidiaries. Any taxes paid by such taxable REIT subsidiary would decrease the cash available for distribution to our stockholders. In addition, as discussed more fully below, we may incur a 100% excise tax on transactions with a taxable REIT subsidiary if they are not conducted on an arm’s length basis.

If our Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership is and will continue to be treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to federal income tax on its income. Instead, for U.S. federal income tax purposes, each of its partners, including us, are allocated, and may be required to pay tax with respect to, such partner’s share of the Operating Partnership’s income. We cannot guarantee that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership or disregarded entity for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or certain subsidiary partnerships as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the applicable REIT gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or certain subsidiary partnerships to qualify as a partnership or disregarded entity could cause the applicable entity to become subject to federal corporate income tax, which would adversely affect our results of operations and significantly reduce the amount of cash the Operating Partnership has available for distribution to its partners, including us.

If InfraREIT, L.L.C. is determined to have failed to qualify as a REIT for any reason or if we acquire C corporations in the future, we may inherit material tax liabilities and other tax attributes from InfraREIT, L.L.C. or such acquired corporations, and we may be required to distribute earnings and profits.

The formation of a partnership unrelated to InfraREIT in 2011 between a Hunt affiliate and an affiliate of Marubeni Corporation (Marubeni) triggered certain provisions in InfraREIT, L.L.C.’s limited liability company agreement designed to protect against rent received from Sharyland being deemed to be rent from a related party which could have caused InfraREIT, L.L.C. to fail to qualify as a REIT. As a result of the application of these provisions, shares held by Marubeni that would have resulted in Marubeni holding in excess of 9.8% of the total number of outstanding shares of InfraREIT, L.L.C. were automatically transferred to Westwood Trust, as trustee of a trust for the benefit of a charitable beneficiary. If these provisions were deemed to be ineffective, InfraREIT, L.L.C. would not have met the REIT requirements and, as a result, would have been taxed as a C corporation. If InfraREIT, L.L.C. is deemed to have failed to meet the REIT requirements as a result of the 2011 transaction or otherwise, we would be liable for the taxes InfraREIT, L.L.C. would have been required to pay, which could have an adverse effect on our financial condition and results of operations.

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

In the case of assets we acquire from a C corporation in a carry-over basis transaction, including the assets of InfraREIT, L.L.C. if it failed to meet the REIT requirements prior to the Merger, that are deemed to have been taxed as a C corporation, if we dispose of any such asset in a taxable transaction (including by deed in lieu of foreclosure) during the five year period beginning on the date of the carry-over basis transaction, then we will be required to pay tax at the highest regular corporate tax rate on the gain recognized to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted tax basis in the asset, in each case determined as of the date of the carry-over basis transaction. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.

If InfraREIT, L.L.C. failed to qualify as a REIT and we are considered a “successor” to InfraREIT, L.L.C. under applicable income tax regulations, we may be ineligible to elect REIT status for the four taxable years following the year in which InfraREIT, L.L.C. ceased to qualify as a REIT. However, we would be considered a “successor” for these purposes only if, among other requirements, persons who own, directly or indirectly, 50% or more in value of our shares at any time during the taxable year owned, directly or indirectly, 50% or more in value of the shares of InfraREIT, L.L.C. during the first year in which it ceased to qualify as a REIT. We believe that we would not be a considered a “successor” to InfraREIT, L.L.C. for purposes of such provisions.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status or require us to make an unexpected distribution.

The IRS may take the position that specific sale-leaseback transactions that we treat as leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization. The primary risk relates to our loss of previously incurred depreciation expenses, which could affect the calculation of our REIT taxable income and could (unless we were able to take other mitigating steps or were eligible for certain statutory relief provisions) cause us to fail the REIT distribution test that requires a REIT to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In this circumstance, we may elect to distribute an additional dividend of the increased taxable income so we do not fail the REIT distribution test. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders existing in the taxable year affected by the re-characterization.

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

To qualify as a REIT we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, sources of our income and amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. From time to time, we may generate taxable income greater than our cash flow as a result of difference in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments. If we do not have other funds available in these situations, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement and to avoid corporate income tax and the 4% excise tax in any particular year could cause us to sell assets in adverse market conditions, issue equity or incur debt on unfavorable terms or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. These alternatives could increase our costs or reduce the value of our equity. Accordingly, satisfying the REIT requirements could hinder our ability to grow, which could adversely affect the value of our stock, or could cause holders of our stock to incur tax liabilities in excess of cash distributions.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, new income tax regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the income tax consequences of such qualification.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure will be excluded from gross income for purposes of the gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, or certain other specified types of risk, and such instrument is properly identified under applicable income tax regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary, which would be liable for tax on gains and for which we would not receive any tax benefit for losses, except to the extent they were carried forward to offset future taxable income of the taxable REIT subsidiary.

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

Although we do not currently own a taxable REIT subsidiary, if we were to acquire one, our ownership of that taxable REIT subsidiary would be subject to certain restrictions, and we would be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiary was not conducted on arm’s length terms.

We may form or hold an interest in taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and securities of any taxable REIT subsidiaries and other nonqualifying assets that we own will be less than 20% of the value of our total assets, and we will monitor the value such ownership of taxable REIT subsidiaries to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we may acquire to ensure that the transactions are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that, if we were to acquire a taxable REIT subsidiary, that we will be able to comply with the above limitation or to avoid application of the 100% excise tax discussed above.

Risks Related to Ownership of Our Common Stock

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price of our stock include:

•	the value and timing of our quarterly distributions;
•	sales of common stock by our pre-IPO investors or market perceptions that these sales may occur;
•	changes in the rates our tenant can charge its customers;
•	our operating performance and deviations from funds from operations, adjusted funds from operations, capital needs or earnings estimates;
•	the termination of or failure to renew a lease with Sharyland;
•	changes in the laws applicable to REITs and legislative or regulatory developments that affect us or our industry; and
•	other factors described in these Risk Factors or elsewhere in this Annual Report on Form 10-K.

Future sales of shares of our common stock (or securities redeemable for shares of our common stock), or the perception that such sales might occur, may cause you to incur significant dilution and may depress the price of our shares.

We expect to raise equity and debt capital from public markets in the future to support our growth and the distributions we are required to make to our stockholders. Future issuances of shares of our common stock, the availability of shares of our common stock for resale in the open market and the perception that these issuances or resales may occur may cause you to suffer significant dilution in your ownership of our common stock and could decrease the market price per share of our common stock. Any sales by us or stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline.

Subject to the terms of our Operating Partnership’s partnership agreement, OP Units in our Operating Partnership held by limited partners may be redeemed for cash or, at our election, shares of our common stock. If we choose to satisfy this redemption right through issuance of shares of our common stock, it could result in the issuance of a large number of new shares of our common stock. In addition, certain of our pre-IPO investors, including Hunt, are parties to a registration rights agreement with us. Pursuant to this agreement, we intend to file a shelf registration statement that registers for resale under the Securities Act an aggregate of 22,192,899 shares of our common stock, including certain shares that may be issued upon the redemption of outstanding OP Units. We also have the obligation, in 2018 and 2020, to register additional shares of common stock beneficially owned by Hunt as Hunt’s lock-up obligations with respect to those shares expire. Registration of the resale of these shares of our common stock facilitates their sale into the public market. If any or all of these holders cause a large number of their shares to be sold in the public market, or if investors believe that these sales could occur, such sales and beliefs could reduce the trading price of our common stock and could impede our ability to raise future capital.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of distributions or upon liquidation, may adversely affect the market price of our stock.

In the future, we may attempt to increase our capital resources and fund capital needs by making additional offerings of debt or preferred equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make distributions to the holders of our common stock in amounts anticipated or at all. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law and our charter and bylaws could inhibit changes in control, preventing our stockholders from realizing a potential premium over the market price of our stock in a proposed acquisition.

Certain provisions of the MGCL may have the effect of inhibiting or deterring a third-party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price of such shares, including:

•

“Business Combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of our then outstanding voting stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements and special appraisal rights on these combinations; and

•

“Control Share” provisions that provide that holders of “control shares” of InfraREIT (defined as shares which, when aggregated with other voting shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected, by resolution of our board of directors, to exempt from the business combination provisions of the MGCL any business combination between us and any other person that is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), and our bylaws contain a provision exempting any and all acquisitions of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt in to the control share provisions of the MGCL at any time in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. In addition, through provisions in our charter and bylaws unrelated to Subtitle 8, we already (1) have a board of directors that is classified in three classes serving staggered three year terms, (2) require a two-thirds vote for the removal of any director from the board of directors, which removal must be for cause, (3) vest in the board of directors the exclusive power to fix the number of directorships, subject to limitations set forth in our charter and bylaws and (4) require, unless called by the chairman of our board of directors, our lead director, if any, our chief executive officer, our president or our board of directors, the request of stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting to call a stockholder requested special meeting to consider and vote on any matter that may properly be considered at a meeting of stockholders. These provisions may have the effect of limiting or precluding a third-party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

In addition, the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

Our external management structure and our relationships with and dependence on Hunt and its affiliates could prevent a change in control.

Our relationships with Hunt Manager, Hunt Developer and Sharyland are interrelated. Accordingly, conflicts of interest may arise between us and Sharyland when negotiating our leases or in Sharyland’s operation of the T&D assets under our leases. In addition, the development agreement with Hunt Developer expires automatically upon termination of the management agreement, regardless of whether the management agreement is terminated by us or by Hunt Manager (unless we terminate for cause), meaning that the termination of our relationship with Hunt Manager as our external manager would terminate our right of first offer with respect to ROFO Projects. Further, any negative change in our relationships with Hunt Manager, Hunt Developer or Sharyland could negatively impact the other relationships. The existence of and our dependence on these relationships, and the perceived impact that a change in control may have on them, may have the effect of limiting or precluding a third-party from making an unsolicited acquisition proposal for us, even if such a transaction would otherwise be in the best interests of our stockholders.

In addition, we are required to pay Hunt a termination fee equal to three times the most recent annualized base management and incentive payment if we terminate the management agreement for any reason other than cause. Except in cases of for cause termination, we are only allowed to exercise this termination right on or before December 31, 2018, to be effective December 31, 2019. The payment of a termination fee, and the limited time period in which the termination right may be exercised, may discourage the acquisition of us by any third-party that does not want to continue the relationship with Hunt Manager.

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

Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are advisable to preserve our qualification as a REIT. Our charter also prohibits, among other things, the beneficial or constructive ownership by any person (which includes any “group” as defined by Section 13(d)(3) of the Exchange Act) of more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes or series of our capital stock, in each case excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

•

discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•

result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

Our structure as an UPREIT may give rise to conflicts of interest.

Our directors and officers have duties under Maryland law to us. At the same time, we have fiduciary duties, as general partner, to our Operating Partnership and to its limited partners under Delaware law. Our duties as the general partner of the Operating Partnership may come into conflict with the duties of our directors and officers to us. Although our Operating Partnership’s partnership agreement generally limits our liability for our acts or omissions in our capacity as the general partner of the Operating Partnership, provided we acted in good faith, Delaware law is not settled on these types of modifications to fiduciary duties, and we have not obtained an opinion of counsel as to the validity or enforceability of such provisions.

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

We are not party to any legal proceedings other than legal proceedings in the ordinary course of our business. We do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NYSE under the symbol “HIFR” on January 30, 2015. Prior to that date, there was no public trading market for our common stock. Since our common stock was not traded during 2014, there are no high and low sales price per share of common stock for 2014. The following table sets forth the range of daily high and low prices per share of common stock and dividends declared per share of common stock for the periods indicated:

Year Ended December 31, 2015	High	Low	Dividends
First quarter	$29.68	$25.83	$0.140
Second quarter	34.19	28.20	0.225
Third quarter	34.47	23.11	0.225
Fourth quarter	25.21	17.84	0.225

As of February 29, 2016, there were 116 holders of record of our common stock. The closing price of our common stock on February 29, 2016 was $21.12.

As a REIT, the Code generally requires that we distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gains) to our stockholders and imposes tax on any taxable income retained by us, including capital gains. We expect our dividends to exceed our taxable income for the foreseeable future. On March 2, 2016, our board of directors declared a dividend of $0.25 per share of common stock, or $1.00 per share on an annualized basis, payable on April 21, 2016 to holders of record as of March 31, 2016. Our board of directors also authorized our Operating Partnership to make a distribution of $0.25 per OP Unit to the partners in our Operating Partnership, which includes affiliates of Hunt.

For a description of restrictions on our subsidiaries’ ability to make distributions to us, which impacts our ability to pay dividends to our stockholders, see Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1. However, we do not expect these limitations to adversely affect our ability to make the dividend payments we are projecting.

Securities Authorized for Issuance Under Equity Compensation Plans

Prior to the consummation of our IPO, the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) and the InfraREIT, Inc. Non-Qualified Employee Stock Purchase Plan (ESPP) were adopted by our pre-IPO board of directors and approved by a wholly owned subsidiary of HCI, which was our sole stockholder at the time. We currently intend to utilize the 2015 Equity Incentive Plan to compensate our non-executive directors for their service on our board of directors. As of December 31, 2015, no shares have been purchased or offered for purchase under the ESPP. The following table sets forth certain information regarding such plans as of December 31, 2015:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders:
2015 Equity Incentive Plan (1)	28,000	(2) (3)	N/A	(2)	347,000	(3)
ESPP (1)	—		N/A		250,000
Total equity compensation plans approved by stockholders	28,000				597,000
Equity compensation plans not approved by stockholders	—		N/A		—
Total	28,000		N/A		597,000

(1)	For more information about the 2015 Equity Incentive Plan and the ESPP, see Note 20, Share-Based Compensation in the Notes to the Consolidated Financial Statements beginning on page F-1.
(2)

Represents 28,000 long-term incentive units (LTIP Units), all of which are vested, that are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock. Because there is no exercise price associated with the LTIP Units, there is no weighted average exercise price presented.

(3)	On January 4, 2016, we granted an aggregate of 4,735 shares of our common stock and 29,722 LTIP Units to members of our board of directors, other than David A. Campbell and Hunter L. Hunt.

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning January 30, 2015, the date our stock began trading on the NYSE, and ending on December 31, 2015. The graph also shows the cumulative total returns of the Russell 2000 Index, in which we are included, and the Edison Electric Institute (EEI) Index.

The comparison below assumed $100 was invested on January 30, 2015 in our common stock and in each index shown and assumes that all dividends are reinvested. Our stock performance shown in the following graph is not indicative of future stock price performance.

COMPARISON OF CUMULATIVE RETURN FROM JANUARY 30 THROUGH DECEMBER 31, 2015

AMONG INFRAREIT, INC, THE RUSSELL 2000 INDEX AND THE EEI INDEX

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under such either the Securities Act or the Exchange Act.

The EEI Index is a non-traded index that measures total shareholder return for the 46 U.S. shareholder owned electric utilities and is comprised of the following as of December 31, 2015:

Company Name	Ticker Symbol	Company Name	Ticker Symbol
ALLETE, Inc.	ALE	MGE Energy Inc.	MGEE
Alliant Energy Corporation	LNT	NextEra Energy, Inc.	NEE
Ameren Corporation	AEE	NiSource Inc.	NI
American Electric Power Co., Inc.	AEP	Northwestern Corporation	NWE
Avista Corp.	AVA	OGE Energy Corp.	OGE
Black Hills Corporation	BKH	Otter Tail Corporation	OTTR
CenterPoint Energy, Inc.	CNP	Pepco Holdings, Inc.	POM
Cleco Corporation	CNL	PG&E Corporation	PCG
CMS Energy Corp.	CMS	Pinnacle West Capital Corporation	PNW
Consolidated Edison, Inc.	ED	PNM Resources, Inc.	PNM
Dominion Resources, Inc.	D	Portland General Electric Company	POR
DTE Energy Company	DTE	PPL Corporation	PPL
Duke Energy Corporation	DUK	Public Service Enterprise Group Inc.	PEG
Edison International	EIX	SCANA Corp.	SCG
El Paso Electric Co.	EE	Sempra Energy	SRE
Entergy Corporation	ETR	Southern Company	SO
Eversource Energy	ES	TECO Energy, Inc.	TE
Exelon Corporation	EXC	The Empire District Electric Company	EDE
FirstEnergy Corp.	FE	Unitil Corp.	UTL
Great Plains Energy Incorporated	GXP	Vectren Corporation	VVC
Hawaiian Electric Industries Inc.	HE	WEC Energy Group, Inc.	WEC
IdaCorp, Inc.	IDA	Westar Energy, Inc.	WR
MDU Resources Group Inc.	MDU	Xcel Energy Inc.	XEL

Item 6.	Selected Financial Data

Because InfraREIT, Inc.’s historical financial operating results primarily reflect costs related to a Private Letter Ruling from the Internal Revenue Services in 2006 and accounting services in 2014, we present the historical financial information of InfraREIT, L.L.C for the years ended December 31, 2014 and 2013 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. Our operating results for the year ended December 31, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through December 31, 2015, and our balance sheet as of December 31, 2015 is the balance sheet of InfraREIT, Inc.

The following table shows our selected financial information. This table should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K beginning on page F-1.

Operating Information

	Years Ended December 31,
(In thousands, except share amounts)	2015	2014	2013
Lease revenue
Base rent	$125,669	$106,746	$57,979
Percentage rent	25,534	27,669	15,214
Total lease revenue	151,203	134,415	73,193
Operating costs and expenses
General and administrative expense	64,606	18,625	13,691
Depreciation	40,211	35,080	20,024
Total operating costs and expenses	104,817	53,705	33,715
Income from operations	46,386	80,710	39,478
Other (expense) income
Interest expense, net	(28,554)	(32,741)	(17,384)
Other income (expense), net	3,048	(17,236)	20,932
Total other (expense) income	(25,506)	(49,977)	3,548
Income before income taxes	20,880	30,733	43,026
Income tax expense	949	953	616
Net income	19,931	29,780	42,410
Less: Net income attributable to noncontrolling interest	6,664	6,882	10,288
Net income attributable to InfraREIT, Inc.	$13,267	$22,898	$32,122
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.31	$0.65	$1.07
Diluted	$0.31	$0.65	$1.07

Other Information

	Years Ended December 31,
(In thousands, except share amounts)	2015	2014	2013
Cash dividends declared per common share (1)	$1.075	$0.310	$—
Cash flows provided by operating activities	105,794	82,500	21,321
Cash flows used in investing activities	(369,281)	(210,791)	(390,283)
Cash flows provided by financing activities	257,346	136,157	360,266
Non-GAAP EPS per share (2) (3)	1.21	1.24	1.07
CAD (2) (3)	72,570	59,936	23,715
CAD per share (2) (3)	1.20	1.31	0.52
EBITDA (2) (3)	89,645	98,554	80,434
Adjusted EBITDA (2) (3)	138,365	124,207	58,151
FFO (2) (3)	60,142	64,860	62,434
AFFO (2) (3)	108,862	90,513	40,151

(1)	Calculated based on dividends declared in period regardless of period paid.
(2)	Unaudited.
(3)

For a discussion of Non-GAAP earnings per share (Non-GAAP EPS); cash available for distribution (CAD); CAD per share; earnings before interest, taxes, depreciation and amortization (EBITDA); Adjusted EBITDA; funds from operations (FFO); and adjusted FFO (AFFO) and a reconciliation to their nearest U.S. GAAP counterparts, see Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Balance Sheet

	December 31,
(In thousands)	2015	2014
Electric plant, net	$1,434,531	$1,227,146
Cash and cash equivalents	9,471	15,612
Total assets	1,663,671	1,504,614
Short-term borrowings and current portion of long-term debt	61,423	238,234
Long-term debt	617,466	610,522
Other liabilities	50,514	70,404
Total liabilities	729,403	919,160
Total InfraREIT, Inc. equity	678,123	440,387
Noncontrolling interest	256,145	145,067
Total equity	934,268	585,454
Total equity and liabilities	1,663,671	1,504,614

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk. Before our IPO, which closed on February 4, 2015, substantially all of our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C. On February 4, 2015, immediately following the consummation of our IPO, the Merger occurred with InfraREIT, Inc. as the surviving company. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the IRS and accounting services. As a result, this Annual Report on Form 10-K presents the operating results of InfraREIT, L.L.C. for the years ended December 31, 2014 and 2013 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. Our operating results for the year ended December 31, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through December 31, 2015.

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1. This Item 7 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Annual Report on Form 10-K.

Overview

We own rate-regulated electric T&D assets in Texas as part of a dividend growth oriented REIT. Our assets are located in the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.2 billion as of December 31, 2015. We expect that organic growth as well as potential acquisitions of T&D assets from Hunt, Sharyland and third parties will allow us to achieve continued growth in our rate base, which is calculated as our gross electric plant in service under U.S. GAAP less accumulated depreciation and adjusted for accumulated deferred income taxes. For additional information on our assets, see the caption Our T&D Assets in Part I, Item 1., Business.

We are externally managed by Hunt Manager. All of our executive officers are employees of Hunt Manager. We expect to benefit from the experience, skill, resources, relationships and contacts of the executive officers and key personnel of Hunt Manager. Pursuant to our management agreement with Hunt Manager, Hunt Manager provides for our day-to-day management, subject to the oversight of our board of directors. In exchange for these management services, we pay a management fee to Hunt Manager.

Our Business Model

We lease our T&D assets to our tenant, Sharyland, a Texas-based utility regulated by the PUCT. To support its lease payments to us, Sharyland delivers electric service and collects revenues directly from DSPs and REPs, which pay PUCT approved rates. Under the terms of our leases, Sharyland is responsible for the operation of our assets, all property related expenses associated with our assets, including repairs, maintenance, insurance and taxes (other than income and REIT excise taxes), construction management and regulatory oversight and compliance. Our development agreement with Hunt Developer and our leases provide that we will own and fund the development and construction of Footprint Projects. We generally fund all the capital expenditures for our Footprint Projects during the construction or development phase of a project, and these expenditures increase our rate base when the related assets are placed in service. Hunt Developer has agreed to give us a right of first offer on certain ROFO Projects. We do not fund capital expenditures associated with ROFO Projects. Instead, Hunt is obligated to offer ROFO Projects to us at least 90 days before they are energized, giving us an opportunity to acquire ROFO Projects at a purchase price negotiated by Hunt and the Conflicts Committee of our board of directors, which is comprised of six independent members of our board of directors. We expect that any negotiated price would be based on a number of factors, including, the cash flow and rate base for the assets, market conditions, potential for incremental Footprint Projects, whether the lease terms have been negotiated with Sharyland or another tenant and the regulatory return we expect the assets will earn.

Significant Components of Our Results of Operations

Lease Revenue

All of our revenue consists of rental payments from Sharyland under our leases. Sharyland makes scheduled lease payments to us that consist of base rent, which is a fixed amount, and percentage rent, which is based on an agreed percentage of Sharyland’s gross revenue, as defined in the leases, earned through the PUCT approved rates charged to its customers. We recognize base rent under these leases on a straight-line basis over the applicable term. We recognize percentage rent under these leases once the gross revenue earned by Sharyland on the leased assets exceeds the annual specified breakpoints established in our leases. Because these annual specified breakpoints must be met before we can recognize any percentage revenue, we anticipate our revenue will grow over the year with little to no percentage rent recognized during the first and second quarters of each year and with the larger amounts recognized during the third and fourth quarters of each year.

Operating Expenses

General and Administrative

Our general and administrative expenses for the years ended December 31, 2015 and 2014 include management fees to Hunt Manager as well as costs we incurred directly, such as professional services costs and direct reimbursement of third-party costs paid to outside service providers. Our general and administrative expenses for the year ended December 31, 2013 included all costs incurred on our behalf by Hunt Manager, including compensation expenses, overhead costs related to the lease of our office space and software license fees.

The general and administrative expenses we incurred directly increased significantly during 2015 compared to 2014, primarily as a result of a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT), a subsidiary of HCI, as a non-cash reorganization advisory fee in the first quarter of 2015. Upon the consummation of our IPO, we became a public company and began paying director compensation, stock exchange listing fees, transfer agent costs and other expenses, such as legal and audit costs related to filings with the SEC, which we did not incur as a private company in 2014 or 2013. Additionally, effective April 1, 2015, our management fee increased from $10.0 million annually to $13.1 million annually through March 31, 2016. Effective April 1, 2016, our management fee will increase to $14.0 million annually through March 31, 2017. This base fee and each base fee going forward for the twelve month period beginning on each April 1 thereafter will equal 1.5% of our total equity (including noncontrolling interest) as of December 31 of the immediately preceding year subject to a $30.0 million cap, unless a greater amount is approved by a majority of our independent directors (or a committee comprised solely of independent directors).

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

Other Income (Expense), net

Other income (expense), net is comprised of AFUDC that relates to the cost of our equity (AFUDC on other funds). In 2014, the AFUDC on other funds was offset by $18.4 million of expenses we incurred related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement. See Contingent Consideration and Deemed Capital Contributions below for additional information regarding this contingent consideration.

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

Lease Revenues

Our revenue is derived from rent received from Sharyland, which is comprised of base rent, which is a fixed amount, and percentage rent, which is based on an agreed to percentage of Sharyland’s gross revenue, as defined in the leases, earned through the PUCT approved rates charged to its customers. Our negotiations of both base and percentage rent with Sharyland depend on the amount of rate base that is up for renewal or subject to a new lease. Because our existing rate base will decrease over time as our T&D assets are depreciated, the base rent under our leases with respect to a significant portion of our assets will also decrease over time as our assets are depreciated. As a result, rent under our leases will decrease over time, which would have a negative impact on our revenue, unless we add to our existing rate base by making additional capital expenditures and supplementing our leases to increase the rent owed to us in an amount sufficient to offset the decreases in the base rent resulting from depreciation of existing assets. Additionally, as a result of the percentage rent component of our leases, our revenue will vary based on Sharyland’s revenue. However, because the percentage rent under our leases for the future periods covered by our lease supplements ranges from 23% to 32% of Sharyland’s annual gross revenue in excess of annual specified breakpoints, our revenue does not vary as significantly as it would if we were an integrated utility.

Our lease revenue has increased over each of the last several years, and we expect our lease revenue to continue to increase in 2016 compared to 2015 as a result of lease revenue generated from the assets we placed in service during 2015 and the assets we expect to place in service during 2016.

Regulatory Recovery

Sharyland charges rates for its T&D services that are approved by the PUCT. With respect to transmission services, Sharyland charges all DSPs for its cost of service, or revenue requirement, as set forth in its most recent rate case. DSPs pay Sharyland a monthly amount based on each DSP’s pro rata share, during the prior year, of the ERCOT 4CP. With respect to distribution services, Sharyland charges REPs rates that are based upon tariffs approved in its most recent rate case. The tariff typically includes a per kWh charge and a flat customer charge for residential customers, and may include a per kWh, a per kW and a flat customer charge for other customer classes. Sharyland may update its rates through a full rate proceeding with the PUCT. Additionally, Sharyland may update its transmission rates up to two times per year through interim TCOS filings and its distribution rates no more than once a year through a DCRF filing. Sharyland agreed to a rate case settlement related to substantially all of our assets other than our distribution assets in McAllen, Texas that was approved by the PUCT on January 23, 2014 with an effective date of May 1, 2014. As a result of the rate case, Sharyland is entitled to earn a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates, assuming a capital structure consisting of 55% debt and 45% equity. Sharyland is required to file its next rate case on or before April 30, 2016, which will be based upon the test year ending December 31, 2015. Recent events, including complaints from ratepayers in Sharyland’s service territory regarding Sharyland’s delivery rates, have placed Sharyland under heightened scrutiny and may affect the outcome of the rate case. The PUCT’s determination on various matters related to the REIT structure in the Oncor change of control proceeding could also affect the consideration of similar matters in the Sharyland rate case.

Capital Expenditures

Generally, we expect to enter into amended and restated lease supplements related to capital expenditures in advance of the year in which we expect the related assets to be placed in service. For instance, in late 2015, we entered into amended and restated lease supplements that memorialized Sharyland’s obligation to pay us rent on the capital expenditures we expect to place in service during 2016. As 2016 progresses, if the amount of expected placed in service capital expenditures, or the related placed in service or rate filing effective dates, differ from expectations, either Sharyland or we may request a rent validation in order to adjust rent obligations to true up the difference between actual and expected capital expenditure amounts and placed in service or rate filing effective dates. Our leases do not require that we follow this exact timeline and process, and we may determine, together with Sharyland, that an alternate process is more efficient.

InfraREIT, Inc. Results of Operations

	Years Ended December 31,
(In thousands)	2015	2014	2013
Lease revenue
Base rent	$125,669	$106,746	$57,979
Percentage rent	25,534	27,669	15,214
Total lease revenue	151,203	134,415	73,193
Operating costs and expenses
General and administrative expense	64,606	18,625	13,691
Depreciation	40,211	35,080	20,024
Total operating costs and expenses	104,817	53,705	33,715
Income from operations	46,386	80,710	39,478
Other (expense) income
Interest expense, net	(28,554)	(32,741)	(17,384)
Other income (expense), net	3,048	(17,236)	20,932
Total other expense	(25,506)	(49,977)	3,548
Income before income taxes	20,880	30,733	43,026
Income tax expense	949	953	616
Net income	19,931	29,780	42,410
Less: Net income attributable to noncontrolling interest	6,664	6,882	10,288
Net income attributable InfraREIT, Inc.	$13,267	$22,898	$32,122

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Lease revenue — Lease revenue was $151.2 million and $134.4 million for the years ended December 31, 2015 and 2014, respectively, representing an increase of $16.8 million, or 12.5%. Base rent was $125.7 million, or 83.1% of total revenue, and $106.7 million, or 79.4% of total revenue, for the years ended December 31, 2015 and 2014, respectively, representing an increase of $19.0 million, or 17.8%. The increase in base rent was driven by the addition of assets under lease. Percentage rent was $25.5 million, or 16.9% of total revenue, and $27.7 million, or 20.6% of total revenue, for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $2.2 million, or 7.9%. Although Sharyland’s gross revenue increased in 2015 compared to 2014, our percentage rent decreased due to higher annual specified breakpoints and lower percentage rates in our leases during 2015 compared to 2014. See Note 19, Leases in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

General and administrative expense — General and administrative expense was $64.6 million and $18.6 million for the years ended December 31, 2015 and 2014, respectively, representing an increase of $46.0 million. The increase in general and administrative expense was primarily driven by a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT as a non-cash reorganization advisory fee in the first quarter of 2015, $2.3 million of increased management fees owed to Hunt Manager under our management agreement, an increase in insurance services of $1.2 million and $0.6 million of increased stock compensation expense, partially offset by a decrease in professional service fees of $3.2 million primarily related to legal, audit and tax services.

Depreciation — Depreciation expense was $40.2 million and $35.1 million for the years ended December 31, 2015 and 2014, respectively, representing an increase of $5.1 million, or 14.5%. The increase in depreciation expense was due to additional assets placed in service during 2015 and 2014.

Interest expense, net — Interest expense, net was $28.6 million and $32.7 million during the years ended December 31, 2015 and 2014, respectively, representing a decrease of $4.1 million, or 12.5%. The decrease in interest expense, net was due to lower interest expense related to our debt which is primarily due to the payoff of our revolving credit facilities in February 2015 as a result of our IPO and lower borrowings on our revolving credit facilities during 2015 as compared to 2014. See Note 8, Borrowings Under Credit Facilities in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Other income (expense), net — Other income, net was $3.0 million during the year ended December 31, 2015 as compared to other expense, net of $17.2 million for the year ended December 31, 2014 which represents an increase in income of $20.2 million. The increase in other income, net was driven by an increase in AFUDC on other funds of $1.9 million resulting from higher CWIP balances and applicable rates during 2015 and the elimination of our Operating Partnership’s contingent consideration obligation to Hunt-InfraREIT, for which we incurred $18.4 million of expense during the year ended December 31, 2014. See Note 11, Contingent Consideration in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Lease revenue — Lease revenue was $134.4 million for the year ended December 31, 2014 compared to $73.2 million for the year ended December 31, 2013, an increase of $61.2 million, or 83.6%. Base rent contributed $106.7 million, or 79.4% of total revenue, for the year ended December 31, 2014 compared to $58.0 million, or 79.2% of the total revenue, for the year ended December 31, 2013. The increase in base rent was driven by the addition of assets under lease. Percentage rent was $27.7 million, or 20.6% of total revenue, for the year ended December 31, 2014, compared to $15.2 million, or 20.8% of total revenue, during the year ended December 31, 2013. The increase in percentage rent was due to Sharyland recognizing more revenue above the annual specified breakpoints during 2014 as compared to 2013. See Note 19, Leases in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

General and administrative expense — General and administrative expenses were $18.6 million and $13.7 million for the year ended December 31, 2014 and 2013, respectively, an increase of $4.9 million, or 35.8%. The increase in general and administrative expense was driven by an increase in professional services of $6.0 million, primarily related to legal, audit and tax services to prepare the Company for our IPO, which closed on February 4, 2015. The increase in professional services during 2014 was partially offset by the management fee paid to Hunt Manager during 2014 being lower than the allocated manager costs reflected in 2013. Historically, our general and administrative expenses included all costs incurred on our behalf by Hunt Manager, including compensation expenses, overhead costs related to the lease of our office space and software license fees. On June 24, 2014, InfraREIT, L.L.C.’s board of directors agreed to increase the annual management fee from $2.5 million to $10.0 million effective January 1, 2014. As a result, our general and administrative expenses for the year ended December 31, 2014 did not include costs incurred by our external manager during that period but did include management fees paid to Hunt Manager as well as additional costs we incurred directly, such as professional services costs and direct reimbursement of third-party costs paid to outside service providers. As a result of the increased management fee, we incurred costs associated with management fees of $10.0 million during the year ended December 31, 2014.

Depreciation — Depreciation expense was $35.1 million for the year ended December 31, 2014 compared to $20.0 million for the year ended December 31, 2013, an increase of $15.1 million, or 75.5%. The increase in depreciation expense was due to additional assets being placed in service, primarily driven by a full year of depreciation on our CREZ assets that were placed in service throughout 2013.

Interest expense, net — Interest expense, net was $32.7 million during the year ended December 31, 2014 compared to $17.4 million for the year ended December 31, 2013, an increase of $15.3 million, or 87.9%. The increase in interest expense, net was due to lower AFUDC on borrowed funds of $10.9 million during the year ended December 31, 2014 compared to the same period in 2013, resulting from our lower CWIP balances throughout 2014 after our CREZ assets were placed in service throughout 2013. Additionally, the remaining increase in interest expense of $4.4 million during the year ended December 31, 2014, compared to the same period in 2013, was primarily a result of higher debt balances. See Note 8, Borrowings Under Credit Facilities in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Other income (expense), net — Other expense, net was $17.2 million during the year ended December 31, 2014 compared to other income, net of $20.9 million for the year ended December 31, 2013, a decrease of $38.1 million, or 182.3%. The decrease in other income, net was driven by a decline in AFUDC on other funds of $20.6 million to $1.1 million for the year ended December 31, 2014 compared to $21.7 million in 2013. The decrease of AFUDC on other funds resulted from our lower CWIP balances after our CREZ assets were placed in service throughout 2013. Other income, net also included $18.4 million of expense related to a change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT pursuant to the provisions of the Operating Partnership’s partnership agreement during the year ended December 31, 2014 as compared to $0.8 million for the year ended December 31, 2013. See Note 11, Contingent Consideration in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Liquidity and Capital Resources

As of December 31, 2015, we had $9.5 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of December 31, 2015, we also had $1.7 million of restricted cash and $271.0 million of unused capacity under our revolving credit facilities.

We use our cash flows from operations and borrowings under our credit facilities to fund current obligations, projected working capital requirements, maturities of long-term debt, budgeted capital spending and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws and our distribution policy. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2018 without raising proceeds from additional equity offerings. However, if (1) we purchase one or more ROFO Projects or other non-Footprint Projects, (2) debt capital is unavailable on favorable terms or at all at a time when we would choose to access debt capital markets, (3) the capital expenditure requirements of our business are different than expectations, (4) our credit metrics are weaker than our expectations, (5) the cash flows from operations do not meet our current estimates or (6) any other unexpected factors, such as capitalization or other requirements imposed by the PUCT, were to impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

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

Management expects the future operating cash flows, along with access to financial markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms or at all at a time when we would like, or need, to access those markets, our ability to fund capital expenditures under our leases or to comply with the REIT distribution rules could be adversely affected.

Capital Expenditures

Our total capital expenditures for the years ended December 31, 2015, 2014 and 2013 were $239.2 million, $210.8 million and $390.3 million, respectively. Although our development agreement was not effective until the consummation of our IPO and we had not historically categorized projects as Footprint Projects, our capital expenditures for the years ended December 31, 2014 and 2013 include expenditures of $34.9 million and $4.7 million, respectively, on projects that were transferred on January 15, 2015 for cash of $41.2 million to Hunt or one of its affiliates and designated as ROFO Projects under our development agreement. The purchase price of $41.2 million equaled the rate base of the transferred assets plus reimbursement of out of pocket expenses associated with the formation of related special purpose entities and the Cross Valley Project financing.

On an accrual basis, capital expenditures for the years ended December 31, 2015, 2014 and 2013 were $230.4 million, $188.5 million and $368.8 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures and cash for additions to electric plant on the Consolidated Statements of Cash Flows due in part to differences in construction costs incurred during the period versus cash paid during the period.

We expect to have significant future capital expenditures as a result of the customer growth in Sharyland’s service territory. The table below shows the estimated aggregate capital expenditures we expect to make on Footprint Projects during 2016 through 2018. We intend to fund these capital expenditures with a mix of debt and cash flows from operations. Our three year capital expenditures forecast reflects estimates of the requirements to improve the reliability of our existing system and meet the identified and expected requirements of customers, reflecting the historical and estimated future growth in our service territories. The wider range for the forecasts in 2017 and 2018 relative to 2016 reflect uncertainties relating to system needs and customer requirements in our West Texas service territory in particular.

	Years Ended December 31,
(In millions)	2016	2017	2018
Total estimated Footprint Projects capital expenditures	$220-240	$250-280	$170-220

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

In November 2015, the Conflicts Committee of our board of directors received an offer for the purchase of the Golden Spread Project, which is an approximately 50 mile transmission line connecting one of GSEC’s gas-fired generation facilities to our CREZ transmission line and is one of the ROFO Projects under our development agreement with Hunt Developer. Additionally, in February 2016, the Conflicts Committee of our board of directors received an offer for the purchase of the Cross Valley Project, which is an approximately 50 mile transmission line in South Texas near the Mexican border and is also one of the ROFO Projects under our development agreement with Hunt Developer. As of the date of this Annual Report on Form 10-K, negotiations are in progress for both projects. Assuming the Conflicts Committee of our board of directors approves the purchase of these two ROFP Projects in 2016, and given their size, we would expect to issue equity to fund a portion of these acquisitions.

Dividends and Distributions

We intend to target a payout ratio of 80-90% of our annual cash available for distribution through regular quarterly cash dividends. Our 2015 quarterly dividend rate was $0.225 per share, or $0.90 per share on an annualized basis. On March 2, 2016, our board of directors declared a dividend of $0.25 per share of common stock, or $1.00 per share on an annualized basis, payable on April 21, 2016 to holders of record as of March 31, 2016. Our board of directors also authorized our Operating Partnership to make a distribution of $0.25 per OP Unit to the partners in our Operating Partnership, which includes affiliates of Hunt.

We paid a total of $61.6 million and $12.2 million in dividends or distributions during the years ended December 31, 2015 and 2013, respectively. We did not pay any dividends or distributions during the year ended December 31, 2014.

Credit Arrangements

We have two revolving credit facilities and senior secured notes. During 2015, we also had a term loan that we repaid in full on December 3, 2015. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Operating Partnership Revolving Credit Facility

In 2014, our Operating Partnership entered into a $75.0 million revolving credit facility led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all of the assets of the Operating Partnership. In addition, InfraREIT, Inc. and TDC, a subsidiary of the Operating Partnership, guarantee the revolving credit facility, and the TDC guarantee is secured by the assets of, and the Operating Partnership’s equity interest in, TDC on materially the same basis as with TDC’s senior secured notes described below.

The credit agreement requires the Operating Partnership to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including, limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The credit agreement also contains restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland. The revolving credit facility is subject to customary events of default. If an event of default occurs or is continuing, the lenders may accelerate amounts due under the revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

There were no outstanding borrowings or letters of credit under the revolving credit facility at December 31, 2015, and there was $75.0 million of borrowing capacity available. At December 31, 2014, $57.0 million of borrowings were outstanding at a 2.66% interest rate and no letters of credit were outstanding, with $18.0 million of remaining borrowing capacity under this revolving credit facility. As of December 31, 2015 and 2014, the Operating Partnership was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS is party to a revolving credit facility, led by Royal Bank of Canada, as administrative agent. Originally established in 2013, the credit facility permits SDTS to borrow up to $250.0 million on a revolving basis. Up to $25.0 million of the revolving credit facility is available for issuance of letters of credit, and up to $5.0 million of the revolving credit facility is available for swingline loans. The revolving credit facility matures on December 10, 2019 and is secured by SDTS’s T&D assets, our leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s various senior secured note obligations described below.

The SDTS revolving credit facility is subject to customary events of default. If an event of default occurs and is continuing, the lenders may accelerate amounts due under the SDTS revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

At December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05%, no letters of credit outstanding and $196.0 million of borrowing capacity available. At December 31, 2014, SDTS had $162.0 million of borrowings outstanding at a 1.91% interest rate with no letters of credit outstanding and $88.0 million of remaining borrowing capacity under this revolving credit facility. As of December 31, 2015 and 2014, SDTS was in compliance with all debt covenants under the credit agreement.

In January 2016, proceeds from the issuance of the new SDTS Senior Secured Notes, Series B were used to repay the outstanding balance on the SDTS revolving credit facility. See the caption Senior Secured Notes below for additional information.

CREZ Construction Loan

In 2011, Sharyland Projects, LLC (SPLLC), at the time one of our subsidiaries, entered into a construction term loan agreement syndicated by a group of international banks, and issued $60.0 million in fixed rate notes to The Prudential Insurance Company of America and affiliates (Fixed Rate Notes). In 2014, the construction term loan was converted into a term loan with a balance of $407.0 million.

The carrying amount of the term loan at December 31, 2014 was $397.8 million with an interest rate of 2.42%. On December 3, 2015, the outstanding principal and interest on the term loan were paid in full from the proceeds from the SDTS Senior Secured Notes, Series A. Also on December 3, 2015, the Fixed Rate Notes were assumed by SDTS in connection with the merger of SPLLC into SDTS. The $60.0 million Fixed Rate Notes accrue interest at 5.04% per annum and mature on June 20, 2018 with interest paid quarterly. The Fixed Rate Notes do not provide for any principal payments. The carrying amount of the Fixed Rate Notes was $60.0 million at December 31, 2015 and 2014. The Fixed Rate Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above, and as SDTS’s 2009 Notes, 2010 Notes, Series A Notes and Series B Notes described below.

The credit agreement governing the Fixed Rate Notes contains certain default triggers, including: failure to maintain compliance with financial and other covenants contained in the agreements, limitations on liens, investments and the incurrence of additional indebtedness. SDTS was in compliance with all debt covenants for the Fixed Rate Notes as of December 31, 2015. SPLLC was in compliance with all debt covenants for the term loan and Fixed Rate Notes as of December 31, 2014.

Senior Secured Notes

In 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes), which mature on December 30, 2029. Principal and interest on these senior secured notes are payable quarterly. As of December 31, 2015, $44.5 million of principal was outstanding under these senior secured notes. In connection with the acquisition of Cap Rock in July 2010, our subsidiaries entered into several different debt arrangements, including $110.0 million aggregate principal amount of 6.47% per annum senior secured notes SDTS issued to The Prudential Insurance Company of America (2010 Notes), which mature on September 30, 2030. Principal and interest on these senior secured notes are payable quarterly. As of December 31, 2015, $101.6 million of principal was outstanding under these senior secured notes.

On September 28, 2015, SDTS amended its 2009 Notes and 2010 Notes and related collateral agreements in order to, among other things, modify the collateral requirements. The 2009 Notes and 2010 Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above, and as SDTS’s Series A Notes, Series B Notes and Fixed Rate Notes.

On December 3, 2015, SDTS issued $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025, and on January 14, 2016 issued an additional $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes were issued through a private placement conducted pursuant to Section 4(a)(2) of the Securities Act and will bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes will be due in full on December 3, 2025 with outstanding accrued interest payable each June and December. The Series B Notes will be due in full on January 14, 2026 with outstanding accrued interest payable each January and July. As of December 31, 2015, $400.0 million of principal was outstanding under the Series A Notes. The Series A Notes and Series B Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above, and as SDTS’s 2009 Notes, 2010 Notes and Fixed Rate Notes. The proceeds from the Series A Notes were used to repay the SPLLC term loan, and the proceeds from the Series B Notes were used to repay our outstanding balances on the SDTS revolving credit facility and for general operating purposes.

In connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2020. Principal and interest on these senior secured notes are payable quarterly and these senior secured notes are collateralized by the equity interests of TDC and certain accounts of TDC. As of December 31, 2015, $18.8 million of principal was outstanding under these senior secured notes.

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The agreements governing the senior secured notes contain certain default triggers, including: failure to maintain compliance with financial and other covenants contained in the agreements, limitations on liens, investments and the incurrence of additional indebtedness. As of December 31, 2015 and 2014, SDTS and TDC were in compliance with all covenants under the applicable agreements.

The foregoing descriptions of our credit agreements are only summaries. For a complete description, refer to the credit documents which are incorporated by reference as filed exhibits to this Annual Report on Form 10-K.

Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash flows from operating activities — Net cash provided by operating activities was $105.8 million and $82.5 million during the years ended December 31, 2015 and 2014, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the year ended December 31, 2015 compared to the same period of 2014, combined with less cash used by working capital changes during the 2015 period compared to the 2014 period.

Cash flows from investing activities — Net cash used in investing activities was $369.3 million and $210.8 million during the years ended December 31, 2015 and 2014, respectively. The increase related to our use of cash during 2015 was attributable to higher additions to our net plant in 2015 compared to 2014 and to our use of $172.4 million of IPO proceeds as cash consideration in the Merger, partially offset by our receipt of cash proceeds of $41.2 million in the first quarter of 2015 from the sale of the Cross Valley Project and Golden Spread Project to a Hunt affiliate and our sale of marketable securities for cash of $1.1 million in the first quarter of 2015.

Cash flows from financing activities — Net cash provided by financing activities was $257.3 million and $136.2 million during the years ended December 31, 2015 and 2014, respectively. The increase related primarily to our receipt of net cash proceeds of $493.7 million from our IPO during the first quarter of 2015, partially offset by the payment of dividends and distributions of $61.6 million throughout 2015. During 2015, we had borrowings of $487.0 million and repayments of borrowings of $657.9 million compared to borrowings of $365.0 million and repayments of borrowings of $223.9 million during 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash flows from operating activities — Net cash provided by operating activities was $82.5 million and $21.3 million during the years ended December 31, 2014 and 2013, respectively. In addition to working capital changes during the periods presented, our increase in cash rent payments was the primary driver of the change in cash flows from operating activities.

Cash flows from investing activities — Net cash used in investing activities was $210.8 million and $390.3 million during the years ended December 31, 2014 and 2013, respectively. The net cash used in investing activities was driven by our capital expenditures related to construction of our T&D assets.

Cash flows from financing activities — Net cash provided by financing activities was $136.2 million and $360.3 million during the years ended December 31, 2014 and 2013, respectively. Cash provided by financing activities was driven by borrowings of $365.0 million and $258.0 million during the years ended December 31, 2014 and 2013, respectively. Additionally, cash provided by financing activities included members’ contributions of $136.9 million during the year ended December 31, 2013. Cash provided by financing activities was partially offset by cash used in financing activities, including dividends paid and distributions to noncontrolling interest of $12.2 million during the year ended December 31, 2013. Cash provided by financing activities also included repayments of borrowings of $223.9 million and $23.2 million during the years ended December 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2015 and 2014.

Contingent Consideration and Deemed Capital Contributions

Contingent Consideration

In connection with our acquisition of our Operating Partnership in 2010, we agreed to contingent consideration in the form of future deemed capital credits in the amount of up to $82.5 million to Hunt-InfraREIT. The capital account credits, which were generated pro rata with our cash expenditures on our CREZ Project up to $737.0 million, were issued to Hunt-InfraREIT in the form of Class A OP Units at the agreed upon deemed issue price of $10.65 per unit on the first day of each quarter following the actual expenditures. The future deemed capital credits were determined to be contingent consideration and were assessed a fair value of $78.6 million at the date of acquisition and included as a component of long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2014, the Operating Partnership had issued, as described above, approximately 6.7 million of Class A OP Units to Hunt-InfraREIT. During the first quarter of 2015, the following transactions occurred:

•	On January 1, 2015, the Operating Partnership issued 53,246 Class A OP Units to Hunt-InfraREIT.
•

On February 4, 2015, in connection with the Reorganization, InfraREIT LP issued Hunt-InfraREIT 983,418 common units in full settlement of the Operating Partnership’s contingent consideration obligation.

We recognized $18.4 million and $0.8 million as expense due to changes in fair value of our contingent consideration in accordance with the acquisition agreement during the years ended December 31, 2014 and 2013, respectively. This expense was recorded as part of other (expense) income, net on the Consolidated Statements of Operations. There was no expense recorded during the year ended December 31, 2015 related to our contingent consideration. As of December 31, 2014, $27.4 million was recorded as a current liability in the form of contingent consideration on the Consolidated Balance Sheets. As of December 31, 2015, no such liability was recorded, as the contingent consideration was fully settled.

Deemed Capital Credits

In connection with the organization of InfraREIT, L.L.C. in November 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT with respect to certain development projects. The amount of the capital account credits the Operating Partnership was required to issue equaled 5% of our capital expenditures on these projects, including AFUDC. The number of Class A OP Units the Operating Partnership was required to issue equaled the amount of the capital account credit divided by $10.65. During the year ended December 31, 2014, the Operating Partnership issued approximately 104,763 Class A OP Units, and on January 1, 2015 the Operating Partnership issued an additional 17,600 Class A OP Units to Hunt-InfraREIT. We recorded these capital account credits as asset acquisition costs included as part of the capital project in our CWIP balance. The capital account credits earned as of December 31, 2014 represent 5% of the estimated capital expenditures and AFUDC related to the expansion of our Railroad DC Tie. Following the consummation of our IPO, we no longer have the obligation to issue these deemed capital credits or related equity.

Contractual Obligations

The table below summaries our contractual obligations and other commitments as of December 31, 2015.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt - principal	$624,889	$7,423	$76,154	$30,605	$510,707
Long-term debt - interest	252,406	29,667	56,114	49,514	117,111
Revolving credit facilities - debt	54,000	54,000	—	—	—
Revolving credit facilities - interest (1)	43	43	—	—	—
Management fee (2)	55,829	13,787	28,028	14,014	—
Total	$987,167	$104,920	$160,296	$94,133	$627,818

(1)	Interest for floating rate based on LIBOR as of December 31, 2015 plus an applicable margin.
(2)

The management fee for the less than one year period is based on the current fee of $13.1 million and the annual amount of $14.0 million for April 1, 2016 through March 31, 2017. The remaining time periods are estimated based on the annual base fee of $14.0 million for April 1, 2016 to March 31, 2017. However, it does not include any incentive payments that may be owed to Hunt Manager.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment regarding the specific set of circumstances existing in our business. Compliance with the rules necessarily involves reducing a number of very subjective judgments to a quantifiable accounting entry or valuation. We endeavor to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical. Our most significant accounting policies are discussed below. See Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements beginning on page F-1 for further detail on our accounting policies.

Regulatory

For regulatory purposes, including regulatory reporting, our T&D assets and the operations of our tenant are viewed on a combined basis. As a result, regulatory principles applicable to the utility industry also apply to us. The financial statements reflect regulatory assets and liabilities under cost based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.

We capitalize AFUDC during the construction period of our T&D assets, and our lease agreements with Sharyland rely on FERC definitions and policies regarding capitalization of expenses to define the term Footprint Projects, which are the amounts we are obligated to fund pursuant to our leases. The amounts we fund for these Footprint Projects include allocations of Sharyland employees’ time, including overhead allocations consistent with FERC policies and U.S. GAAP.

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

Whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund, depends on its characterization based on our capitalization policies following standard utility practices under U.S. GAAP. We fund expenditures relating to Footprint Projects, which are capitalized and increase our net electric plant. Sharyland funds expenditures relating to repairs of our existing T&D assets and expenses such costs.

Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less the amount of liabilities assumed. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances arise. As of December 31, 2015 and 2014, we had $138.4 million in goodwill recorded on our Consolidated Balance Sheets, of which $83.4 million related to the acquisition of Cap Rock and $55.0 million related to InfraREIT, L.L.C.’s formation transactions, each of which occurred in 2010. These amounts are not reflected as goodwill for federal income tax purposes.

Business Combinations

As the acquirer of a business, we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date. We recognize contingent consideration arrangements at their acquisition date fair values with subsequent changes in fair value reflected in earnings. Significant estimates and management assumptions are used to determine the fair value of business combinations and the accounting for contingent consideration.

Income Taxes

InfraREIT, L.L.C. elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with the taxable year ended December 31, 2010 and InfraREIT, Inc. will elect to be taxed as a REIT commencing with the taxable year ending December 31, 2015. We believe that we have been organized and operate, and InfraREIT, L.L.C. was organized and operated, in a manner that allowed InfraREIT, L.L.C. to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with its 2010 taxable year and through the consummation of the Merger, and allows us to qualify as a REIT for federal income tax purposes commencing with the 2015 taxable year, and we intend to continue operating in such a manner. To maintain our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we generally will receive a deduction for dividends paid to our stockholders for U.S. federal income tax purposes which will reduce our taxable income. We are still liable for state and local income and franchise taxes and to federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

Revenue Recognition

Our lease revenue consists of annual base rent and percentage rent based upon a percentage of the revenue Sharyland generates on our leased T&D assets in excess of an annual specified breakpoint. Applicable guidance provides that we recognize lease revenue over the term of lease agreements with Sharyland. Applying this principle, we recognize the base rent amounts that were in effect at the time the original leases were executed over the term of the applicable lease on a straight-line basis. Our leases require that we and Sharyland supplement the base rent amounts, and the percentages that are used to calculate percentage rent, if the amount of capital expenditures we have funded that are placed in service exceeds base amounts set forth in the lease. We recognize the increases to base rent related to these incremental capital expenditures on a straight-line basis over the lease term. We recognize percentage rent under the leases at such time as the revenue earned by Sharyland on the leased assets exceeds the annual specified breakpoint for the applicable lease.

Deferred Financing Costs and Other Regulatory Assets

Amortization of deferred financing costs associated with TDC’s debt issuance is computed using the straight-line method over the life of the loan, which approximates the effective interest method. Amortization of deferred financing costs associated with the debt of SDTS, and previously SPLLC, is computed using the straight-line method over the life of the loan in accordance with the applicable regulatory guidance.

Deferred costs recoverable in future years of $23.8 million at December 31, 2015 and 2014 represent operating costs incurred from inception of Sharyland through December 31, 2007. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

Derivative Instruments

We use derivatives to hedge against changes in cash flows related to interest rate risk (cash flow hedging instrument). We record all derivatives on our Consolidated Balance Sheets at fair value. We determine the fair value of the cash flow hedging instrument based on the difference between the cash flow hedging instrument’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the cash flow hedging instrument is recorded on our Consolidated Balance Sheets at its fair value.

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

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

We use certain financial measures that are not recognized under U.S. GAAP. The non-GAAP financial measures used in this report include Non-GAAP earnings per share (Non-GAAP EPS); cash available for distribution (CAD); earnings before interest, taxes, depreciation and amortization (EBITDA); EBITDA as adjusted in the manner described below (Adjusted EBITDA); funds from operations (FFO) and FFO adjusted in the manner described below (AFFO). We derive these measures as follows to appropriately show our core operational performance:

•	We define non-GAAP net income as net income adjusted in a manner we believe is appropriate to show our core operational performance, including:
•	adding back the non-cash reorganization structuring fee;
•	adding back the reorganization expense related to our IPO and related reorganization transactions;
•	adding back the expense related to the contingent consideration issued as deemed capital credits;
•

a quarterly, not annual, adjustment for the difference between the amount of percentage rent payments we expect to receive with respect to the applicable period and the amount of percentage rent we recognize under U.S. GAAP during the period; and

•	an adjustment for the difference between the amount of base rent payments that we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP.
•	We define Non-GAAP EPS as non-GAAP net income divided by the weighted average shares outstanding calculated in the manner described in the footnotes in the Non-GAAP EPS reconciliation tables below.
•

We define CAD in a manner which includes a deduction of the portion of capital expenditures needed to maintain our net assets which equals depreciation expense within the applicable period. The portion of capital expenditures in excess of depreciation, which we refer to as growth capital expenditures, will increase net assets. The CAD calculation also includes adjustments for the amortization of deferred financing costs and stock compensation expense along with various other adjustments from net income that are consistent with the adjustments made to Non-GAAP EPS, FFO or EBITDA, which are more fully explained above and below.

•	We define EBITDA as net income before interest expense, net; income tax expense; depreciation and amortization.
•	Adjusted EBITDA is defined as EBITDA adjusted for certain items, such as:
•	adding back the non-cash reorganization structuring fee;
•

a quarterly, not annual, adjustment for the difference between the amount of percentage rent payments we expect to receive with respect to the applicable period and the amount of percentage rent we recognize under U.S. GAAP during the period;

•	an adjustment for the difference between the amount of base rent payments we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP;

•	adding back the reorganization expense related to our IPO and related reorganization transactions; and
•	adjusting for other income (expense), net.
•

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our consolidated financial statements results in FFO representing net income before depreciation, impairment of assets and gain (loss) on sale of assets. FFO does not represent cash generated from operations as defined by U.S. GAAP and it is not indicative of cash available to fund all cash needs, including distributions.

•	AFFO is FFO adjusted for the same items that are used to adjust net income for Adjusted EBITDA.

Our management uses Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO as important supplemental measures of our operating performance. These non-GAAP performance measures are presented because we believe these non-GAAP measures help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. These measures are frequently used by securities analysts, investors and other interested parties in the evaluations of utilities, yieldcos and REITs. The presentation of Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with U.S. GAAP, nor are they indicative of funds available to fund our cash needs, including capital expenditures, make payments on our indebtedness or make distributions. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies that do not use our same methodology. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income, cash flows provided by operating activities or revenues.

Non-GAAP EPS was $1.21 per share for the year ended December 31, 2015 compared to $1.24 per share for the year ended December 31, 2014, representing a decrease of 2.4%. For the year ended December 31, 2015, CAD was $72.6 million, or $1.20 per share, compared to $59.9 million, or $1.31 per share, for the year ended December 31, 2014. CAD per share was based on 60.6 million shares outstanding at December 31, 2015 as compared to 45.7 million shares outstanding at December 31, 2014. Adjusted EBITDA was $138.4 million for the year ended December 31, 2015 compared to $124.2 million for the year ended December 31, 2014, representing an increase of 11.4%. For the year ended December 31, 2015, AFFO was $108.9 million compared to $90.5 million in the same period in 2014, representing an increase of 20.3%.

Non-GAAP EPS was $1.24 per share for the year ended December 31, 2014 compared to $1.07 per share for the year ended December 31, 2013, representing an increase of 15.9%. For the year ended December 31, 2014, CAD was $59.9 million, or $1.31 per share, compared to $23.7 million, or $0.52 per share, for the year ended December 31, 2013. CAD per share was based on 45.7 million shares outstanding at December 31, 2014 as compared to 45.3 million shares outstanding at December 31, 2013. Adjusted EBITDA was $124.2 million for the year ended December 31, 2014 compared to $58.2 million for the year ended December 31, 2013, representing an increase of 113.4%. For the year ended December 31, 2014, AFFO was $90.5 million compared to $40.2 million in the same period in 2013, representing an increase of 125.1%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS per share:

	Year Ended December 31, 2015
(In thousands, except share amounts)	Amount	Per Share (2)
Net income attributable to InfraREIT, Inc.	$13,267	$0.31
Net income attributable to noncontrolling interest	6,664	0.41
Net income	19,931	0.34
Non-cash reorganization structuring fee	44,897	0.76
Reorganization expenses	333	—
Contingent consideration	—	—
Base rent adjustment (1)	6,538	0.11
Non-GAAP net income	$71,699	$1.21

	Year Ended December 31, 2014
(In thousands, except share amounts)	Amount	Per Share (3)
Net income attributable to InfraREIT, Inc.	$22,898	$0.65
Net income attributable to noncontrolling interest	6,882	0.65
Net income	29,780	0.65
Non-cash reorganization structuring fee	—	—
Reorganization expenses	1,729	0.04
Contingent consideration	18,357	0.40
Base rent adjustment (1)	6,688	0.15
Non-GAAP net income	$56,554	$1.24

	Year Ended December 31, 2013
(In thousands, except share amounts)	Amount	Per Share (4)
Net income attributable to InfraREIT, Inc.	$32,122	$1.07
Net income attributable to noncontrolling interest	10,288	1.12
Net income	42,410	1.09
Non-cash reorganization structuring fee	—	—
Reorganization expenses	—	—
Contingent consideration	841	0.02
Base rent adjustment (1)	(1,351)	(0.04)
Non-GAAP net income	$41,900	$1.07

(1)

This adjustment relates to the difference between the timing of cash based rent payments made under our leases and when we recognize base rent revenue under U.S. GAAP. We recognize base rent on a straight-line basis over the applicable term of the lease commencing when the related assets are placed in service, which is frequently different than the period in which the cash rent becomes due.

(2)

The weighted average common shares outstanding of 43.0 million was used to calculate net income attributable to InfraREIT, Inc. common stockholders per diluted share. The weighted average redeemable partnership units outstanding of 16.2 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding of 59.2 million was used for the remainder of the per share calculations.

(3)

The weighted average shares outstanding of 35.1 million was used to calculate net income attributable to InfraREIT, Inc. shareholders per diluted share. The weighted average redeemable partnership units outstanding of 10.5 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average shares and redeemable partnership units outstanding of 45.6 million was used for the remainder of the per share calculations.

(4)

The weighted average shares outstanding of 29.9 million was used to calculate net income attributable to InfraREIT, Inc. shareholders per diluted share. The weighted average redeemable partnership units outstanding of 9.2 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average shares and redeemable partnership units outstanding of 39.1 million was used for the remainder of the per share calculations.

CAD

The following sets forth a reconciliation of net income to CAD:

	Years Ended December 31,
(In thousands, except share amounts)	2015		2014		2013
Net income	$19,931		$29,780		$42,410
Depreciation	40,211		35,080		20,024
Non-cash reorganization structuring fee	44,897		—		—
Base rent adjustment (1)	6,538		6,688		(1,351)
Amortization of deferred financing costs	3,241		4,383		3,588
Reorganization expenses	333		1,729		—
Non-cash equity compensation	678		120		—
Other (income) expense, net (2)	(3,048)		17,236		(20,932)
Capital expenditures to maintain net assets	(40,211)		(35,080)		(20,024)
CAD	$72,570		$59,936		$23,715
Shares outstanding (mm of shares)	60.6	(3)	45.7	(4)	45.3	(5)
CAD per share	$1.20		$1.31		$0.52

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	Includes AFUDC on equity of $3.0 million, $1.1 million and $21.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(3)	Consists of 43.6 million outstanding common shares and 17.0 million outstanding OP Units held by the limited partners of the Operating Partnership as of December 31, 2015.
(4)	Consists of 35.1 million outstanding shares and 10.6 million outstanding OP Units held by the limited partners of the Operating Partnership as of December 31, 2014.
(5)	Consists of 35.1 million outstanding shares and 10.2 million outstanding OP Units held by the limited partners of the Operating Partnership as of December 31, 2013.

EBITDA and Adjusted EBITDA

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net income	$19,931	$29,780	$42,410
Interest expense, net	28,554	32,741	17,384
Income tax expense	949	953	616
Depreciation	40,211	35,080	20,024
EBITDA	89,645	98,554	80,434
Non-cash reorganization structuring fee	44,897	—	—
Base rent adjustment (1)	6,538	6,688	(1,351)
Reorganization expenses	333	1,729	—
Other (income) expense, net (2)	(3,048)	17,236	(20,932)
Adjusted EBITDA	$138,365	$124,207	$58,151

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of CAD above.

FFO

The following table sets forth a reconciliation of net income to FFO and AFFO:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net income	$19,931	$29,780	$42,410
Depreciation	40,211	35,080	20,024
FFO	60,142	64,860	62,434
Non-cash reorganization structuring fee	44,897	—	—
Base rent adjustment (1)	6,538	6,688	(1,351)
Reorganization expenses	333	1,729	—
Other (income) expense, net (2)	(3,048)	17,236	(20,932)
AFFO	$108,862	$90,513	$40,151

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of CAD above.

Financial Information Related to Our Tenant

We are presenting Sharyland’s non-GAAP financial information below, which our management reviews to help evaluate Sharyland’s results of operations and financial condition, and which we believe provides useful information regarding Sharyland’s ability to meet its rent obligations to us. We have legal title to our T&D assets; however, Sharyland maintains operational control of those assets through the leases and through its managing member interest in SDTS, and is responsible for construction and maintenance of our T&D assets. These rights and obligations constitute continuing involvement, which results in failed sale-leaseback financing accounting with respect to the lease of our T&D assets in Sharyland’s financial statements. Under failed sale-leaseback financing accounting, Sharyland is treated as the owner of the assets under all lease agreements, including T&D assets currently under construction. Consequently, our T&D assets, including any T&D assets currently under construction, are reflected as assets, and an estimate of Sharyland’s lease obligations to us are reflected as liabilities, on Sharyland’s balance sheet.

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

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback financing accounting treatment.

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net (loss) income	$(2,321)	$15,715	$1,552
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	26,800	25,600	19,300
Add: Failed sale-leaseback interest expense	128,200	107,600	49,600
Deduct: Rent expense	157,800	139,800	72,000
Sharyland's management reported net (loss) income	(5,121)	9,115	(1,548)
Adjustments:
Add: Interest expense, net	362	117	498
Add: Income tax expense	1,332	1,971	1,287
Add: Depreciation and amortization	5,299	2,706	2,060
Add: Rent expense	157,800	139,800	72,000
EBITDAR	$159,672	$153,709	$74,297
Ratio of EBITDAR to rent expense	1.01x	1.10x	1.03x

	December 31, 2015
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Property, plant and equipment, net	$1,608,648	$(1,591,810)	$16,838
Current assets	79,160	—	79,160
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	33,835	(23,793)	10,042
Total Assets	$1,722,743	$(1,615,603)	$107,140
Partners' Capital and Liabilities
Partners' capital	$5,118	$4,487	$9,605
Long-term financing obligations	1,588,084	(1,588,084)	—
Regulatory liabilities	5,940	—	5,940
Other post-employment benefits (OPEB) and other long-term liabilities	8,787	—	8,787
Total capitalization	1,607,929	(1,583,597)	24,332
Commitments and contingencies	1,163	—	1,163
Current liabilities:
Accounts payable and accrued liabilities	53,015	—	53,015
Current portion of financing obligation	32,006	(32,006)	—
Due to affiliates	27,085	—	27,085
Current state margin tax payable	1,545	—	1,545
Total current liabilities	113,651	(32,006)	81,645
Total Partners' Capital and Liabilities	$1,722,743	$(1,615,603)	$107,140

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt under our revolving credit facilities and are exposed to changes in interest rates on this indebtedness. The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will continue to tighten further, resulting in higher interest rates to counteract possible inflation. Interest rates on our floating rate debt and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

As of December 31, 2015, the outstanding balance on the revolving credit facilities was $54.0 million. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.5 million for the year ended December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2015 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accountant regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

Item 9B.	Other Information

Amended and Restated Registration Rights Agreement

In connection with our IPO, we entered into an amended and restated registration rights agreement (Registration Rights Agreement) with Hunt and certain of our pre-IPO investors pursuant to which we agreed, subject to certain limitations, to use our commercially reasonable efforts to register under the Securities Act the shares held by the parties to the Registration Rights Agreement, as well as permitted assignees and transferees of such shares. In accordance with the Registration Rights Agreement, on February 18, 2016, we filed a registration statement that registers the issuance of shares upon the redemption by certain of our limited partners, including Hunt, of their common units to the extent they exercise such right and we decide to redeem such shares for stock in lieu of cash, and we also intend to file a registration statement for resale under the Securities Act of an aggregate of 22,192,899 shares of our common stock held (either of record or beneficially) by Hunt and certain of our pre-IPO investors (collectively, shelf registration statements).

On March 1, 2016, we amended and restated the Registration Rights Agreement (as amended and restated, Amended Registration Rights Agreement) to, among other things, eliminate our obligation to keep the shelf registration statements continuously effective and to reduce the amount of our securities that a selling stockholder must own in order to participate in an offering through the exercise of “piggy-back” registration rights. The Amended Registration Rights Agreement also postpones our obligation to register for resale a portion of the shares held by Hunt, including shares that may be issued upon the redemption of outstanding OP Units, until Hunt’s lock-up obligations with respect to those shares expire in 2018 and 2020.

Amended and Restated Lease Supplements

On February 26, 2016, we amended and restated our lease supplements with Sharyland (other than the lease supplement with respect to our Stanton Transmission Loop Lease) to effect a rent validation to reflect the difference between the capital expenditures we expected and the capital expenditures that were actually placed in service during 2015. For a description of the validation process and the lease supplements generally, see the caption Lease Supplements under Our Rent Revenue included under Our Revenue Model and Leases in Item 1., Business.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Form 10-K is omitted for this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) is set forth in Item 5 of this Annual Report on Form 10-K and is incorporated by reference. The information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2016 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of report on Form 10-K

The following documents are filed as part of this report on Form 10-K:

1. Financial Statements

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

Form of Certificate of Common Stock of Registrant (filed as exhibit 4.1 to Amendment No. 3 of the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

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

10.7*	—	Tenth Amended and Restated Rent Supplement (McAllen Lease), dated February 26, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.8	—

Third Amended and Restated Lease Agreement (Stanton/Brady/Celeste Lease), dated December 31, 2015, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2015 and filed January 4, 2016 and incorporated herein by reference).

10.9*	—	Tenth Amended and Restated Rent Supplement (Stanton/Brady/Celeste Lease), dated February 26, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

Exhibit Number		Description
10.10	—

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

Third Amended and Restated Lease Agreement (CREZ Lease), dated December 1, 2014, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 3, 2015 and filed December 4, 2015 and incorporated herein by reference).

10.13*	—	Eighth Amended and Restated Rent Supplement (CREZ Lease), dated February 26, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.14	—

Lease Agreement (ERCOT Transmission Lease), dated December 1, 2014, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.15*	—	Fifth Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated February 26, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.16	—

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

First Amendment, Direction and Consent, dated September 28, 2015 to the Third Amended and Restated Credit Agreement, dated as of December 10, 2014, among Sharyland Distribution & Transmission Services, L.L.C., the several lenders from time to time parties thereto and Royal Bank of Canada, as administrative agent (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 6, 2015 and incorporated herein by reference).

10.18	—

Credit Agreement, dated as of December 3, 2015, among Sharyland Projects, L.L.C. (predecessor in interest to Sharyland Distribution & Transmission Services, L.L.C.) and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey and Prudential Annuities Life Assurance Corporation (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 3, 2015 and filed December 4, 2015 and incorporated herein by reference).

10.19	—

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

10.24	—

Fourth Amendment, dated as of September 28, 2015, to the Amended and Restated Note Purchase Agreement, dated as of July 13, 2010, between Sharyland Distribution & Transmission Services, L.L.C. and The Prudential Insurance Company of America (filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 6, 2015 and incorporated herein by reference).

Exhibit Number		Description
10.25	—

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

10.28*	—	Third Amendment, dated February 19, 2016, to the TDC NPA.

10.29	—

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

Fourth Amendment, dated as of September 28, 2015, to the Amended and Restated Note Purchase Agreement, dated as of September 14, 2010, among Sharyland Distribution and Transmission Services, L.L.C. and The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 6, 2015 and incorporated herein by reference).

10.34	—

Note Purchase Agreement, dated as of December 3, 2015, among Sharyland Distribution & Transmission Services, L.L.C. and the purchasers listed in Schedule B thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2015 and filed on December 4, 2015 and incorporated herein by reference).

10.35*	—	InfraREIT, Inc. Second Amended and Restated Registration Rights and Lock-Up Agreement, dated as of March 1, 2016, among the Registrant and each of the persons listed on Schedule A thereto.

10.36	—

Lock-Up Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP, Hunt-InfraREIT, L.L.C. and Hunt Consolidated, Inc. (filed as exhibit 10.10 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.37	—

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

10.38	—

Intellectual Property Assignment Agreement, dated December 1, 2014, between the Registrant and Hunt Utility Services, LLC (filed as exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.39+	—

Form of Director and Officer Indemnification Agreement (filed as exhibit 10.39 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.40	—

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

Exhibit Number		Description
10.42	—

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

10.46	—

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

10.48*+	—	Form of Restricted Stock Unit Agreement.

10.49*+	—	Form of InfraREIT Partners, LP LTIP Unit Award Agreement.

10.50+	—

InfraREIT, Inc. 2015 Non-Qualified Employee Stock Purchase Plan (filed as exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed March 18, 2015 and incorporated herein by reference).

21.1*	—	List of Subsidiaries of the Registrant

23.1*	—	Consent of Ernst & Young LLP

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of December 31, 2015

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	As required by Item 15(a)(3), this exhibit is identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfraREIT, Inc.
(Registrant)

/s/ David A. Campbell
David A. Campbell
Date: March 3, 2016	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and as of the date indicated.

Signature	Capacity	Date

/s/ W. Kirk Baker	Chairman of the Board of Directors	March 3, 2016
W. Kirk Baker

/s/ David A. Campbell	President, Chief Executive Officer	March 3, 2016
David A. Campbell	and Director (Principal Executive Officer)

/s/ Brant Meleski	Senior Vice President and Chief Financial Officer	March 3, 2016
Brant Meleski	(Principal Accounting and Financial Officer)

/s/ Hunter L. Hunt	Director	March 3, 2016
Hunter L. Hunt

/s/ John Gates	Director	March 3, 2016
John Gates

/s/ Storrow M. Gordon	Director	March 3, 2016
Storrow M. Gordon

/s/ Trudy A. Harper	Director	March 3, 2016
Trudy A. Harper

/s/ Harold R. Logan, Jr.	Director	March 3, 2016
Harold R. Logan, Jr.

/s/ Harvey Rosenblum	Director	March 3, 2016
Harvey Rosenblum

/s/ Ellen C. Wolf	Director	March 3, 2016
Ellen C. Wolf

InfraREIT, Inc.

All other schedules for which provision is made in the applicable accounting regulation of the U. S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

InfraREIT, Inc.

We have audited the accompanying consolidated balance sheets of InfraREIT, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InfraREIT, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas

March 3, 2016

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$9,471	$15,612
Restricted cash	1,682	1,682
Due from affiliates	31,172	27,822
Inventory	6,731	7,393
Assets held for sale	—	41,211
Prepaids and other current assets	560	4,897
Total current assets	49,616	98,617
Electric Plant, net	1,434,531	1,227,146
Goodwill	138,384	138,384
Other Assets	41,140	40,467
Total Assets	$1,663,671	$1,504,614
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$22,943	$25,295
Short-term borrowings	54,000	219,000
Current portion of long-term debt	7,423	19,234
Dividends and distributions payable	13,634	14,130
Contingent consideration	—	27,378
Accrued taxes	3,312	2,359
Total current liabilities	101,312	307,396
Long-Term Debt	617,466	610,522
Regulatory Liability	10,625	1,242
Total liabilities	729,403	919,160
Commitments and Contingencies
Equity
Members' capital - 35,053,186 shares issued and outstanding as of December 31, 2014	—	440,387
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,565,495 issued and outstanding as of December 31, 2015	436	—
Additional paid-in capital	702,213	—
Accumulated deficit	(24,526)	—
Accumulated other comprehensive income	—	—
Total InfraREIT, Inc. equity	678,123	440,387
Noncontrolling interest	256,145	145,067
Total equity	934,268	585,454
Total Liabilities and Equity	$1,663,671	$1,504,614

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Lease revenue	$151,203	$134,415	$73,193
Operating costs and expenses
General and administrative expense	64,606	18,625	13,691
Depreciation	40,211	35,080	20,024
Total operating costs and expenses	104,817	53,705	33,715
Income from operations	46,386	80,710	39,478
Other (expense) income
Interest expense, net	(28,554)	(32,741)	(17,384)
Other income (expense), net	3,048	(17,236)	20,932
Total other (expense) income	(25,506)	(49,977)	3,548
Income before income taxes	20,880	30,733	43,026
Income tax expense	949	953	616
Net income	19,931	29,780	42,410
Less: Net income attributable to noncontrolling interest	6,664	6,882	10,288
Net income attributable to InfraREIT, Inc.	$13,267	$22,898	$32,122
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.31	$0.65	$1.07
Diluted	$0.31	$0.65	$1.07
Cash dividends declared per common share	$1.075	$0.310	$—

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$19,931	$29,780	$42,410
Change in fair value of cash flow hedging instrument	—	844	1,323
Comprehensive income	19,931	30,624	43,733
Less: Comprehensive income attributable to noncontrolling interest	6,664	7,116	10,611
Comprehensive income attributable to InfraREIT, Inc.	$13,267	$23,508	$33,122

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except share data)

	Number of Common Shares Outstanding	Members' Capital	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total InfraREIT, Inc. Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	—	$258,942	$—	$—	$—	$(1,610)	$257,332	$91,446	$348,778
Members' contributions		137,255	—	—	—	—	137,255	—	137,255
Noncontrolling interest contributions		—	—	—	—	—	—	2,375	2,375
Net income		32,122	—	—	—	—	32,122	10,288	42,410
Change in fair value of cash flow hedging instrument		—	—	—	—	1,000	1,000	323	1,323
Non-cash noncontrolling interest equity issuance		—	—	—	—	—	—	32,052	32,052
Balance at December 31, 2013	—	428,319	—	—	—	(610)	427,709	136,484	564,193
Equity based compensation		—	—	—	—	—	—	120	120
Dividends and distributions		(10,830)	—	—	—	—	(10,830)	(3,300)	(14,130)
Net income		22,898	—	—	—	—	22,898	6,882	29,780
Change in fair value of cash flow hedging instrument		—	—	—	—	610	610	234	844
Non-cash noncontrolling interest equity issuance		—	—	—	—	—	—	4,647	4,647
Balance at December 31, 2014	—	440,387	—	—	—	—	440,387	145,067	585,454
Dividends and distributions	—	(8,964)	—	—	(35,508)	—	(44,472)	(16,627)	(61,099)
Repurchase of common shares	(6,242,999)	(66,517)	—	—	—	—	(66,517)	—	(66,517)
Initial public offering, net of offering costs	23,000,000	—	230	490,203	—	—	490,433	—	490,433
Merger of InfraREIT, L.L.C. and InfraREIT, Inc. and related Reorganization transactions	26,808,494	(367,191)	206	212,010	—	—	(154,975)	53,090	(101,885)
Net income	—	2,285	—	—	10,982	—	13,267	6,664	19,931
Equity based compensation	—	—	—	—	—	—	—	678	678
Non-cash noncontrolling interest equity issuance	—	—	—	—	—	—	—	67,273	67,273
Balance at December 31, 2015	43,565,495	$—	$436	$702,213	$(24,526)	$—	$678,123	$256,145	$934,268

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$19,931	$29,780	$42,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,211	35,080	20,024
Amortization of deferred financing costs	3,241	4,383	3,588
Allowance for funds used during construction - equity	(3,048)	(1,106)	(21,655)
Change in fair value of contingent consideration	—	18,357	841
Reorganization structuring fee	44,897	—	—
Realized gain on sale of marketable securities	(66)	—	—
Equity based compensation	678	120	—
Changes in assets and liabilities:
Due from affiliates	(3,350)	(7,275)	(17,436)
Inventory	662	(816)	(4,414)
Prepaids and other current assets	(6)	(3,370)	(1,388)
Accounts payable and accrued liabilities	2,644	7,347	(649)
Net cash provided by operating activities	105,794	82,500	21,321
Cash flows from investing activities
Additions to electric plant	(239,157)	(210,791)	(390,283)
Proceeds from sale of assets	41,211	—	—
Sale of marketable securities	1,065	—	—
Cash paid to InfraREIT, L.L.C. investors in the merger, net of cash assumed	(172,400)	—	—
Net cash used in investing activities	(369,281)	(210,791)	(390,283)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	493,722	—	—
Members' contributions	—	—	136,886
Noncontrolling interest contributions	—	—	2,256
Proceeds from short-term borrowings	87,000	354,000	85,000
Repayments of short-term borrowings	(253,000)	(210,000)	(15,000)
Proceeds from borrowings of long-term debt	400,000	11,000	173,000
Repayments of long-term debt	(404,867)	(13,934)	(8,178)
Net change in restricted cash	—	(1)	—
Deferred financing costs	(3,914)	(4,908)	(1,523)
Dividends and distributions paid	(61,595)	—	(12,175)
Net cash provided by financing activities	257,346	136,157	360,266
Net (decrease) increase in cash and cash equivalents	(6,141)	7,866	(8,696)
Cash and cash equivalents at beginning of year	15,612	7,746	16,442
Cash and cash equivalents at end of year	$9,471	$15,612	$7,746

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

InfraREIT, Inc. is a Maryland corporation and the surviving corporation of a merger (Merger) with InfraREIT, L.L.C., a Delaware limited liability company, completed on February 4, 2015 in connection with the initial public offering (IPO) of InfraREIT, Inc. As used in these financial statements, unless the context requires otherwise or except as otherwise noted, the words “Company” and “InfraREIT” refer to InfraREIT, L.L.C., before giving effect to the Merger, and InfraREIT, Inc., after giving effect to the Merger, as the context requires, and also refer to the registrant’s subsidiaries, including InfraREIT Partners, LP (Operating Partnership or InfraREIT LP), a Delaware limited partnership.

The Merger was accounted for as a reverse acquisition, which means for accounting purposes the Company treated the assets and liabilities of InfraREIT, Inc. as assumed and incorporated with the assets and liabilities of InfraREIT, L.L.C. The main assets and liabilities assumed were marketable securities of $1.1 million and a note payable of $1.0 million. The marketable securities were sold during February 2015 for $1.1 million resulting in a realized gain of $0.1 million which was recorded in other income (expense), net in the Consolidated Statements of Operations. Additionally, the note payable and associated interest were paid in full in February 2015.

Before the IPO, substantially all of the Company’s business and assets were owned, directly or indirectly, by InfraREIT, L.L.C. InfraREIT, L.L.C. was organized on November 23, 2010 as a Delaware limited liability company that elected and qualified under the Internal Revenue Code of 1986, as amended (the Code), to be taxed as a real estate investment trust (REIT) for federal income tax purposes. InfraREIT, L.L.C. was the general partner of the Operating Partnership prior to the Merger and held a controlling financial investment in InfraREIT LP. After the Merger, InfraREIT, Inc. became the general partner of the Operating Partnership. InfraREIT, Inc. will elect to be taxed as a REIT commencing with the taxable year ending December 31, 2015. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the IRS and accounting services. As a result, these financial statements present the operating results of InfraREIT, L.L.C. for years ended December 31, 2014 and 2013 and the InfraREIT, L.L.C. balance sheet as of December 31, 2014. The operating results for the year ended December 31, 2015 reflect the operations of InfraREIT, L.L.C. prior to the effectiveness of the Merger, and the operations of InfraREIT, Inc. for the period from the Merger through December 31, 2015, and the balance sheet as of December 31, 2015 is the balance sheet of InfraREIT, Inc.

InfraREIT, L.L.C. was owned by Marubeni Corporation (Marubeni), John Hancock Life Insurance Company (U.S.A.), Teachers Insurance and Annuity Association of America, OpTrust Infrastructure N.A. Inc. (OpTrust) (collectively, founding investors) as well as Westwood Trust, as trustee of a trust for the benefit of a charitable beneficiary (Westwood Trust), and other private investors. Since the IPO, InfraREIT, Inc. has been owned by external investors as well as the founding investors, affiliates of Hunt Consolidated, Inc. (HCI) and other private investors.

The Company is externally managed and advised by Hunt Utility Services, LLC (Hunt Manager), a Delaware limited liability company. Hunt Manager is responsible for overseeing the Company’s day-to-day affairs.

The Company holds 71.9% of the outstanding partnership units (OP Units) in the Operating Partnership as of December 31, 2015 and is its general partner. The Company includes the accounts of the Operating Partnership and its subsidiaries in the consolidated financial statements. MC Transmission Holdings, Inc. (MC Transmission), which is a subsidiary of Marubeni Corporation (Marubeni), seven members of the Company’s board of directors and affiliates of HCI hold the other 28.1% of the outstanding OP Units as of December 31, 2015.

Sharyland Distribution & Transmission Services, L.L.C. (SDTS) is the owner of electric transmission and distribution assets (T&D assets) located in the Texas Panhandle near Amarillo (CREZ assets), the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste (S/B/C assets) and South Texas near McAllen (McAllen assets). Previously, SDTS held some of its assets through its former wholly owned subsidiaries, SDTS FERC, L.L.C. (SDTS FERC) and Sharyland Projects, L.L.C. (SPLLC). However in June 2015, SDTS FERC were merged with and into SDTS with SDTS as the surviving entity, and in December 2015, SPLLC was merged with and into SDTS with SDTS as the surviving entity (SDTS Merger).

The T&D assets include over 53,000 electricity delivery points, approximately 665 miles of transmission lines, approximately 12,300 miles of distribution lines, 48 substations and a 300 megawatt (MW) high-voltage direct current interconnection between Texas and Mexico (Railroad DC Tie). SDTS leases the T&D assets to Sharyland Utilities, L.P. (Sharyland or tenant), a Texas based utility, under several lease agreements, which operates and maintains the T&D assets. SDTS is subject to regulation as an electric utility by the Public Utility Commission of Texas (PUCT).

Initial Public Offering and Reorganization

InfraREIT, Inc. completed its IPO on February 4, 2015, issuing 23,000,000 shares of common stock at a price of $23.00, resulting in gross proceeds of $529.0 million.

Immediately after the closing of the IPO, InfraREIT, Inc. completed the Merger, with InfraREIT, L.L.C. merging with and into InfraREIT, Inc., and InfraREIT, Inc. as the surviving entity and general partner of the Operating Partnership. InfraREIT, Inc. used $172.4 million of the net proceeds from the IPO to fund the cash portion of the consideration issued in the Merger, as described in greater detail below. InfraREIT, Inc. contributed the remaining $323.2 million to the Operating Partnership in exchange for common OP Units (Common OP Units).

The Operating Partnership used the net proceeds from the IPO that it received from InfraREIT, Inc.:

•	to repay an aggregate of $1.0 million of indebtedness to HCI;
•

to repay an aggregate of $72.0 million of indebtedness outstanding under the Operating Partnership’s revolving credit facility and $150.0 million of indebtedness outstanding under SDTS’s revolving credit facility;

•	to pay offering expenses (other than the underwriting discounts and commissions and the underwriter structuring fee) of $6.3 million; and
•	for general corporate purposes.

The following bullets describe the Merger and related transactions that were effected in the first quarter of 2015 (collectively, the Reorganization).

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

•

On January 29, 2015, InfraREIT, Inc. issued 1,700,000 shares of common stock to Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT) as a non-cash reorganization advisory fee in accordance with a structuring fee agreement, resulting in the recognition of a $44.9 million non-cash expense in the first quarter of 2015.

•

On February 4, 2015, the Operating Partnership issued 1,700,000 OP Units to InfraREIT, Inc. in respect of the structuring fee issuance of 1,700,000 shares of InfraREIT, Inc. common stock described immediately above.

•	On February 4, 2015, the Operating Partnership issued an aggregate of 28,000 of its profit interest OP Units (LTIP Units) to seven of InfraREIT’s directors.
•

On February 4, 2015, the Operating Partnership issued 983,418 Common OP Units to Hunt-InfraREIT in settlement of the Operating Partnership’s obligation to issue OP Units to Hunt-InfraREIT related to the CREZ Project.

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

•

On February 4, 2015, as a result of the Merger, (1) holders of 8,000,000 common shares of InfraREIT, L.L.C. received $21.551 per common share, which was equal to the IPO price less the underwriting discounts and commissions and an underwriting structuring fee, (2) holders of the remaining 19,617,755 common shares of InfraREIT, L.L.C. received 19,617,755 shares of InfraREIT, Inc. Class A common stock and (3) holders of 25,145 Class C shares of InfraREIT, L.L.C. received 25,145 shares of InfraREIT, Inc. Class C common stock.

•

The founding investors each received both cash and stock consideration in the Merger, and all other pre-IPO investors received shares of InfraREIT, Inc. Class A common stock or Class C common stock in the Merger. InfraREIT, L.L.C. gave each other holder of its common shares the opportunity to receive cash consideration in the Merger, and each such holder elected (or was deemed to have elected) to receive shares of Class A common stock under the merger agreement. All holders of InfraREIT, L.L.C.’s Class C common shares, as a separate class, received shares of Class C common stock pursuant to the merger agreement.

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

•

On March 9, 2015, the Operating Partnership issued 2,329,283 Common OP Units to Hunt-InfraREIT, and InfraREIT, Inc. canceled an equal number of shares of Class A common stock and Class C common stock. Each remaining share of Class A common stock and Class C common stock then converted to common stock on a one-for-one basis. This issuance settled InfraREIT, L.L.C.’s pre-IPO investors’ carried interest obligation agreed to by Hunt-InfraREIT under the investment documents entered into by the parties in 2010.

•	On March 9, 2015, the 11,264 long-term incentive plan units issued to two of InfraREIT, L.L.C.’s non-voting directors in May 2014 converted on a one-to-one basis to Common OP Units.

Limited Partnership Agreement

In connection with the Reorganization, the Company adopted a Second Amended and Restated Limited Partnership Agreement which became effective with the closing of the IPO. Upon completion of the IPO, the Operating Partnership had five types of OP Units outstanding: Common OP Units, Class A OP Units, Class B OP Units, Class C OP Units and LTIP Units.

On March 9, 2015, the Operating Partnership issued Common OP Units in exchange for outstanding Class A OP Units and Class C OP Units. Such Common OP Units were allocated among the holders of Class A OP Units and Class C OP Units, and the Class A OP Units, Class B OP Units and Class C OP Units were canceled. Following such allocation, the Company adopted a Third Amended and Restated Limited Partnership Agreement that eliminated the provisions related to the Reorganization and the description of the Class A OP Units, Class B OP Units and Class C OP Units; however, it continues to allow amendments to authorize and issue additional classes of OP Units in the future.

Principles of Consolidation and Presentation

The consolidated financial statements include the Company’s accounts and the accounts of all other entities in which the Company has a controlling financial interest with noncontrolling interest of consolidated subsidiaries reported separately. All significant intercompany balances and transactions have been eliminated. SDTS maintains (and prior to their merger with and into SDTS, SDTS FERC and SPLLC also maintained) accounting records in accordance with the uniform system of accounts, as prescribed by the Federal Energy Regulatory Commission (FERC). In accordance with the applicable consolidation guidance, the Company’s consolidated financial statements reflect the effects of the different rate making principles mandated by the FERC and the PUCT which regulate its subsidiaries’ operations.

The Company and Hunt Manager are parties to a management agreement under which Hunt Manager provides certain services to the Company for a management fee. Historically, the Company’s Consolidated Statements of Operations included all costs incurred on the Company’s behalf by Hunt Manager, including compensation expenses, rent expense and other costs included in general and administrative expense on the Consolidated Statements of Operations totaling $11.6 million for the year ended December 31, 2013. On June 24, 2014, the Company’s board of directors agreed to increase the annual management fee from $2.5 million to $10.0 million effective January 1, 2014. As a result, the Company’s general and administrative expenses for the years ended December 31, 2015 and 2014 do not include costs incurred by Hunt Manager during those periods, but do include management fees paid to Hunt Manager as well as additional costs the Company incurred directly, such as professional services costs and direct reimbursement of third-party costs paid to outside service providers. As a result of the increased management fee, the Company, through its subsidiary InfraREIT LP, incurred costs associated with management fees of $12.3 million and $10.0 million during the years ended December 31, 2015 and 2014, respectively.

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

Regulation

For regulatory purposes, including regulatory reporting, the T&D assets owned by SDTS and the operations of Sharyland are viewed on a combined basis. As a result, regulatory principles applicable to the utility industry also apply to SDTS (and previously applied to its former subsidiaries). The financial statements reflect regulatory assets and liabilities under cost based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 7, Other Assets.

SDTS capitalizes allowance for funds used during construction (AFUDC) during the construction of its T&D assets, and SDTS lease agreements with Sharyland rely on FERC definitions and accepted standards regarding capitalization of expense to define key terms in the lease such as footprint projects, which are the amounts SDTS is obligated to fund pursuant to the leases. The amounts funded for these footprint projects include allocations of Sharyland employees’ time and overhead allocations consistent with FERC policies and U.S. GAAP.

Sharyland cannot be removed as lessee without prior approval from the PUCT. SDTS transacts with its tenant through several lease arrangements covering the T&D assets. These lease agreements include provisions for annual additions and retirements of the T&D assets in the form of new construction or other capitalized projects.

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

Restricted Cash

Restricted cash represents the principal and interest payable for two consecutive periods associated with the $25.0 million senior secured notes described in Note 9, Long-Term Debt.

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

Electric Plant, net

Electric plant equipment is stated at the original cost of acquisition or construction, which includes the cost of contracted services, direct labor, materials, acquisition adjustments, and overhead items. In accordance with the FERC uniform system of accounts guidance, SDTS recognizes as a cost to construction work in progress (CWIP) AFUDC on other funds classified as other income, net and AFUDC on borrowed funds classified as a reduction of the interest expense, net on the Consolidated Statements of Operations.

The AFUDC blended rate utilized was 6.6%, 4.1% and 9.1% for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Repairs are the responsibility of Sharyland as the lessee under the lease agreements. Betterments and improvements generally are the responsibility of SDTS and are capitalized.

Provision for depreciation of electric plant is computed using composite straight-line rates as follows:

Years Ended December 31,
	2015	2014	2013
Transmission plant	1.69% - 3.15%	1.69% - 3.15%	2.57% - 3.00%
Distribution plant	1.74% - 5.96%	1.74% - 5.96%	2.50% - 3.10%
General plant	0.80% - 5.12%	0.80% - 5.12%	2.50% - 33.33%

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

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of 2015, did not result in an impairment charge. As of December 31, 2015 and 2014, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

Investments

An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless (1) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other than temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value.

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

Income Taxes

InfraREIT, L.L.C. elected to be treated as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2010, and InfraREIT, Inc. will elect to be treated as a REIT commencing with its taxable year ended December 31, 2015. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of other organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). The Company’s policy is to distribute at least 100% of its taxable income. Accordingly, there is no provision for federal income taxes in the accompanying consolidated financial statements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, including excise taxes, and federal income taxes on any undistributed income.

At December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of $1.0 million. Of this amount $0.2 million was used for the year ended December 31, 2015 to offset an equivalent amount of regular taxable earnings. The net operating loss carryforward for federal tax purposes was $0.8 million at December 31, 2015 and will expire in 2026. The net operating loss carryforwards for alternative minimum tax (AMT) are generally limited to offsetting 90% of the alternative minimum taxable income (AMTI) for a given year.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Years Ended December 31,
(In thousands)	2015	2014
Balance at January 1	$2,135	$1,238
Additions based on tax positions related to the current year	789	897
Balance at December 31	$2,924	$2,135

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

During the years ended December 31, 2015, 2014 and 2013, the Company recognized interest and penalties of $0.2 million, $0.1 million and $0.1 million, respectively. The Company had accrued interest and penalties of $0.4 million and $0.2 million at December 31, 2015 and 2014, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

Revenue Recognition

The Company, through its subsidiaries, is the owner of the T&D assets and recognizes lease revenue over the term of lease agreements with Sharyland. The Company’s lease revenue includes annual payments and additional rents based upon a percentage of revenue earned by Sharyland on the leased assets in excess of annual specified breakpoints. In accordance with the lease agreements, Sharyland, the lessee and operator of the T&D assets, is responsible for the maintenance and operation of the T&D assets and for compliance with all regulatory requirements of the PUCT, the FERC or any other regulatory entity with jurisdiction over the T&D assets. Each of the lease agreements with Sharyland is a net lease that obligates the lessee to pay all property related expenses, including maintenance, repairs, taxes and insurance, and to comply with the terms of the SDTS secured credit facilities and note purchase agreements. The Company recognizes base rent under these leases on a straight-line basis over the applicable lease term.

The lease agreements provide for periodic supplemental adjustments of base rent based upon capital expenditures made by SDTS. The Company recognizes supplemental adjustments of base rent as a modification under these leases on a prospective straight-line basis over the applicable lease term. The Company recognizes percentage rent under these leases once the revenue earned by Sharyland on the leased assets exceeds the annual specified breakpoints.

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

Interest Expense, net

The Company’s interest expense, net primarily consists of interest expense from the senior notes and credit facilities, see Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt. AFUDC on borrowed funds of $1.8 million, $1.6 million and $12.6 million was recognized as a reduction of the Company’s interest expense during the years ended December 31, 2015, 2014 and 2013, respectively.

Other Income, net

AFUDC on other funds of $3.0 million, $1.1 million and $21.7 million was recognized in other income, net during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2 — Valuations based on one or more quoted prices in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs that are observable other than quoted prices for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The adoption of the new guidance will not have an impact on the current consolidation, but may change the accounting associated with future transactions.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This ASU is effective for periods beginning after December 15, 2015 with early adoption permitted. When adopted, the new guidance will be applied on a retrospective basis with each balance sheet presented reflecting the new guidance along with transitional disclosures. The Company will adopt this presentation beginning with the three months ended March 31, 2016. The adoption will impact the Company’s presentation of its financial position, but will not have an impact on the Company’s results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined instead of retrospectively applying the adjustments. The change in provisional amounts will be recorded in the income statement for any effect on earnings for changes in depreciation, amortization or other income effect calculated as if the accounting had been completed at the acquisition date. This ASU is effective for periods beginning after December 15, 2015 with early adoption permitted. When adopted in the first quarter of 2016, the new guidance will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. The adoption is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for periods beginning after December 15, 2018 with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial position, results of operations or cash flows.

Reportable Segments

U.S. GAAP establishes standards for reporting financial and descriptive information about a company’s reportable segments. Management has determined that the Company has one reportable segment, with activities related to ownership and leasing of rate-regulated electric T&D assets.

2.	Related Party Transactions

SDTS is party to several lease agreements with Sharyland, through which the Company leases its T&D assets to Sharyland. Under the leases the Company has agreed to fund capital expenditures for footprint projects. The leases define “footprint projects” to be transmission or distribution projects primarily situated within the Company’s distribution service territory, or that physically hang from the Company’s existing transmission assets.

The Company earned lease revenues under these agreements of $151.2 million, $134.4 million and $73.2 million from Sharyland during the years ended December 31, 2015, 2014 and 2013, respectively. In connection with the Company’s leases with Sharyland, the Company recorded a deferred rent liability of $11.5 million and $5.0 million as of December 31, 2015 and 2014, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to the Company, the Company and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to the Company’s T&D assets. For the years ended December 31, 2015 and 2014, the net amount of the payments the Company made to Sharyland was $245.1 million and $189.3 million, respectively.

As of December 31, 2015 and 2014, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $9.2 million and $16.1 million, respectively, related to amounts owed to Sharyland. As of December 31, 2015 and 2014, amounts due from affiliates on the Consolidated Balance Sheets included $31.2 million and $27.8 million, respectively, related to amounts owed by Sharyland associated with the Company’s leases.

The Company’s management fee paid to Hunt Manager for the years ended December 31, 2015 and 2014 was $12.3 million and $10.0 million, respectively. As of December 31, 2015 and 2014, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. Additionally, during the years ended December 31, 2015 and 2014, the Company paid Hunt Manager $0.5 million and $0.2 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with the Company’s management agreement.

The Company’s current management agreement with Hunt Manager, which was effective February 4, 2015, provided for an annual base fee, or management fee, of $10.0 million through April 1, 2015. Effective as of April 1, 2015, the annual base fee was adjusted to $13.1 million annually through March 31, 2016. Effective as of April 1, 2016, the annual base fee will be adjusted to $14.0 million annually through March 31, 2017. The base fee for each twelve month period beginning April 1 thereafter will equal 1.50% of the Company’s total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. The term of the management agreement expires December 31, 2019, and will automatically renew for successive five year terms unless a majority of the Company’s independent directors decides to terminate the agreement.

In connection with the organization of InfraREIT, L.L.C. in November 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT with respect to certain development projects. The amount of the capital account credits the Operating Partnership was required to issue equaled 5% of the Company’s capital expenditures on these projects, including AFUDC. The number of Class A OP Units the Operating Partnership was required to issue equaled the amount of the capital account credit divided by $10.65. During the year ended December 31, 2014, the Operating Partnership issued approximately 104,763 Class A OP Units, and on January 1, 2015, the Operating Partnership issued an additional 17,600 Class A OP Units to Hunt-InfraREIT. Following the consummation of the IPO, the Operating Partnership no longer has the obligation to issue deemed capital credits and related equity to Hunt-InfraREIT. The Company recorded these capital account credits as asset acquisition costs included as part of the capital project in the CWIP balance.

InfraREIT LP also issued deemed capital and equity in connection with its CREZ Project. For further information, see Note 11, Contingent Consideration.

Prior to the IPO, the Company and one of its stockholders were parties to a secondee agreement under which employees of the stockholder provided services to the Company for a secondment fee. The Company incurred costs associated with secondment fees of less than $0.1 million and $0.2 million during the years ended December 31, 2014 and 2013, respectively. These fees are included in general and administrative expense in the Consolidated Statements of Operations. The Company did not incur any fees associated with this agreement in 2015. As of December 31, 2015 and 2014, there were no amounts owed to the member included in accounts payable and accrued liabilities on the Consolidated Balance Sheets related to the secondee agreement. As a result of the IPO, the secondee agreement terminated.

In connection with the IPO, Reorganization and related transactions, the Company incurred an aggregate of $5.0 million of legal fees, a portion of which was paid to reimburse HCI and its subsidiaries (collectively, Hunt), the founding investors and independent directors for legal expenses they incurred in connection with such transactions. This legal expense reimbursement relates to the fees and expenses of outside counsel incurred by those parties and was negotiated separately from the reorganization advisory fee that the Company paid to Hunt-InfraREIT in connection with the reorganization advisory services provided in connection with the IPO. For further information on additional related party transactions the Company entered into as a result of the Reorganization, see the caption Initial Public Offering and Reorganization included in Note 1, Description of Business and Summary of Significant Accounting Policies.

On November 20, 2014, InfraREIT, Inc. borrowed $1.0 million from HCI pursuant to a promissory note. The note accrued interest at 2.5% per year and was due on November 1, 2015. This note and accrued interest were repaid in February 2015 with proceeds from the IPO for a total of $1.0 million.

Effective January 15, 2015, the Company sold all the assets related to the Cross Valley transmission line (Cross Valley Project) to a newly formed development company owned by Hunt and certain of the Company’s founding investors for cash of $34.2 million. Also effective January 15, 2015, the Company sold all the assets related to the Golden Spread Electric Coop (GSEC) interconnection (Golden Spread Project) to Hunt for cash of $7.0 million. For further information, see Note 3, Assets Held for Sale. These projects constitute identified projects being developed by Hunt and its affiliates under the Company’s development agreement with Hunt Transmission Services, L.L.C., also known as Hunt Developer.

In November 2015, the Conflicts Committee of the Company’s board of directors received an offer for the purchase of the Golden Spread Project. Negotiations are in progress regarding such purchase.

3.	Assets Held for Sale

In October 2014, InfraREIT, L.L.C.’s board of directors approved a plan to sell the assets related to the Cross Valley Project and Golden Spread Project. As of December 31, 2014, these assets were classified as assets held for sale at the lower of historical carrying amount or fair value on the Consolidated Balance Sheets as they met the criteria for “held for sale” accounting as of December 31, 2014. These assets represent labor, materials, AFUDC and various other costs associated with the construction of the Cross Valley Project and Golden Spread Project.

The assets of the Cross Valley Project and Golden Spread Project were classified as assets held for sale on the Consolidated Balance Sheets were $41.2 million as of December 31, 2014. Since these assets were not placed in service as of December 31, 2014, no depreciation was taken.

Effective January 15, 2015, the Company sold all the assets related to the Cross Valley Project to a newly formed development company owned by Hunt and certain of the Company’s founding investors for cash of $34.2 million, which equaled the CWIP of the project on the date of the sale, plus reimbursement of out of pocket expenses associated with the project financing.

Also effective January 15, 2015, the Company sold all the assets related to the Golden Spread Project to Hunt for cash of $7.0 million, which equaled the CWIP of the project on the date of the sale.

4.	Prepaids and Other Current Assets

Prepaids and other current assets are as follows:

	December 31,
(In thousands)	2015	2014
Offering costs	$—	$4,397
Prepaid insurance	267	249
Other	293	251
Total prepaids and other current assets	$560	$4,897

Offering costs consisted of costs directly attributable to the registration of the Company’s common stock in connection with the IPO. These offering costs, which were netted against the IPO proceeds, equaled $6.3 million in the aggregate, of which $4.4 million were on the Consolidated Balance Sheet at December 31, 2014.

5.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

	December 31,
(In thousands)	2015	2014
Electric plant:
Transmission plant	$1,080,050	$966,560
Distribution plant	457,988	387,329
General plant	15,655	15,018
Total plant in service	1,553,693	1,368,907
CWIP	121,602	41,222
Total electric plant	1,675,295	1,410,129
Accumulated depreciation	(240,764)	(220,101)
Electric plant held for future use	—	37,118
Electric plant, net	$1,434,531	$1,227,146

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various transmission and distribution projects underway. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $28.6 million and $28.7 million at December 31, 2015 and 2014, respectively.

On December 30, 2013, SDTS purchased from Southwestern Public Service Company approximately 66 miles of existing transmission lines and two substations located near Stanton, Texas for $37.1 million. The application for sale, transfer or merger was approved by the PUCT under the Docket No. 41430. SDTS holds legal title to the assets and they are subject to lease with Sharyland. Sharyland has the responsibility for operating these T&D assets and complying with all applicable regulatory requirements. As of December 31, 2014, these transmission lines and substations were classified as electric plant held for future use within electric plant, net on the Consolidated Balance Sheets. During August 2015, electric plant held for future use was placed in service and reclassified to transmission plant within electric plant, net on the Consolidated Balance Sheets and began depreciating.

6.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. The Company conducts an impairment test of goodwill at least annually. The Company’s 2015 impairment test did not result in an impairment charge. As of December 31, 2015 and 2014, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

7.	Other Assets

Other assets are as follows:

	December 31, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs	$1,292	$(368)	$924	$1,290	$(143)	$1,147
Other regulatory assets:
Deferred financing costs	27,112	(13,208)	13,904	25,701	(12,693)	13,008
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets, net	50,905	(13,208)	37,697	49,494	(12,693)	36,801
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$54,716	$(13,576)	$41,140	$53,303	$(12,836)	$40,467

Deferred financing costs primarily consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility and issuance of $25.0 million aggregate principal amount of 8.50% per annum senior notes. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt.

Other regulatory assets consist of deferred financing costs within the Company’s regulated entities. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs will be included in the costs to be recovered in connection with a future rate case. Deferred financing costs included in other regulatory assets primarily consist of debt issuance costs incurred in connection with the construction credit agreement entered into by SPLLC in June 2011, refinancing costs incurred in connection with the amended and restated revolving credit facility entered into by SDTS in June 2013, refinancing costs incurred to amend and restate the SDTS credit facility in order to increase the revolving credit facility to a total of $250.0 million revolving credit facility in December 2014 and financing costs incurred in connection with SDTS’s senior secured notes, Series A and Series B in December 2015. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt.

Deferred costs recoverable in future years of $23.8 million at December 31, 2015 and 2014 represent operating costs incurred from inception of Sharyland through December 31, 2007. The Company has determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock), the Company received a participation in the National Rural Utilities Cooperative Finance Corporation (NRUCFC). The Company accounts for this investment under the cost method of accounting. The Company believes that the investment is not impaired at December 31, 2015 and 2014.

8.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facilities

On January 3, 2014, InfraREIT LP entered into a credit facility, led by Bank of America, N.A., as administrative agent, which established a revolving credit facility of $130.0 million that included a letter of credit facility. On November 13, 2014, the credit facility was amended to extend the maturity date to March 31, 2015. On December 10, 2014, the credit facility was repaid and terminated using proceeds from InfraREIT LP’s new $75.0 million credit facility and SDTS’s amended credit agreement entered into on December 10, 2014, as discussed below.

On December 10, 2014, InfraREIT LP entered into a $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all of the assets of InfraREIT LP. In addition, Transmission and Distribution Company, LLC (TDC) guarantees the revolving credit facility and this guarantee is secured by the assets of, and InfraREIT LP’s equity interests in, TDC on materially the same basis as with TDC’s senior secured notes described below. Upon consummation of the IPO and Merger, InfraREIT, Inc. became a guarantor under this revolving credit facility.

The credit agreement requires InfraREIT LP to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including, limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The credit agreement also contains restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland.

Borrowings and other extensions of credit under the revolving credit facility bear interest, at InfraREIT LP’s election, at a rate equal to (1) the one, two, three or six month London Interbank Offered Rate (LIBOR) plus 2.5%, or (2) a base rate (equal to the highest of (a) the Federal Funds Rate plus ½ of 1%, (b) the Bank of America prime rate and (c) LIBOR plus 1%) plus 1.5%. Letters of credit are subject to a letter of credit fee equal to the daily amount available to be drawn times 2.5%. InfraREIT LP is also required to pay a commitment fee and other customary fees under the new revolving credit facility. InfraREIT LP may prepay amounts outstanding under the revolving credit facility in whole or in part without premium or penalty.

There were no outstanding borrowings or letters of credit under the revolving credit facility at December 31, 2015, and there was $75.0 million of borrowing capacity available. At December 31, 2014, $57.0 million of borrowings were outstanding at a 2.66% interest rate and no letters of credit were outstanding, with $18.0 million of remaining borrowing capacity under this revolving credit facility. As of December 31, 2015 and 2014, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facilities

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

On September 28, 2015, SDTS amended its credit agreement and related collateral agreements in order to, among other things, modify the collateral requirements. The revolving credit agreement was previously secured by substantially all of the assets of, and TDC’s equity interests in, SDTS. After the amendment, the revolving credit facility is secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s various senior secured note obligations described below in Note 9, Long-Term Debt.

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

At December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05%, no letters of credit outstanding and $196.0 million of borrowing capacity available. At December 31, 2014, SDTS had $162.0 million of borrowings outstanding at a 1.91% interest rate with no letters of credit outstanding and $88.0 million of remaining borrowing capacity under this revolving credit facility. As of December 31, 2015 and 2014, SDTS was in compliance with all debt covenants under the credit agreement.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs under either facility and is continuing, the lenders may accelerate amounts due under such revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

9.	Long-Term Debt

Long-term debt consisted of the following:

		December 31, 2015		December 31, 2014
(In thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Senior secured notes - $53.5 million	December 30, 2029	$44,512	7.25%	$46,291	7.25%
Senior secured notes - $110.0 million	September 30, 2030	101,627	6.47%	105,622	6.47%
Senior secured notes - $25.0 million	December 30, 2020	18,750	8.50%	20,000	8.50%
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	—	N/A
Senior secured credit facilities - $407.0 million	June 20, 2018	—	N/A	397,843	2.42%	*
Total long-term debt		624,889		629,756
Less current portion of long-term debt		(7,423)		(19,234)
Debt classified as long-term debt		$617,466		$610,522

*	Interest based on LIBOR at December 31, 2014 plus an applicable margin.

Senior Secured Notes — On December 31, 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes). Principal and interest on these senior secured notes are payable quarterly.

On July 13, 2010, in connection with the acquisition of Cap Rock, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes). Principal and interest on these senior secured notes is payable quarterly.

On July 13, 2010, in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on these senior secured notes are payable quarterly and these senior secured notes are collateralized by the equity interest of TDC and substantially all of the assets of TDC on materially the same basis as with lenders under InfraREIT LP’s credit facility.

On September 28, 2015, SDTS amended its 2009 Notes and 2010 Notes and related collateral agreements related in order to, among other things, modify the collateral requirements. The 2009 Notes and 2010 Notes were previously collateralized by substantially all of the assets of, and TDC’s equity interests in SDTS. After the amendment, the 2009 Notes and 2010 Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 8, Borrowings Under Credit Facilities, and as SDTS’s Series A Notes, Series B Notes and Fixed Rate Notes described below.

On December 3, 2015, SDTS issued $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025, and on January 14, 2016 issued an additional $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes were issued through a private placement conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act) and will bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes will be due in full at maturity with outstanding accrued interest payable each June and December. The Series B Notes will be due in full at maturity with outstanding accrued interest payable each January and July. See Note 23, Subsequent Events for additional information related to the Series B Notes. The Series A Notes and Series B Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 8, Borrowings Under Credit Facilities, and as SDTS’s 2009 Notes, 2010 Notes and Fixed Rate Notes.

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The agreements governing the senior secured notes contain certain default triggers, including: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. As of December 31, 2015 and 2014, SDTS and TDC were in compliance with all debt covenants under the applicable agreements.

Senior Secured Credit Facilities — On June 20, 2011, SPLLC entered into a construction term loan agreement consisting of a $667.0 million construction term loan, reduced to $447.0 million on March 8, 2013, syndicated broadly to a group of 14 international banks, and $60.0 million in fixed rate notes issued to The Prudential Insurance Company of America and affiliates (Fixed Rate Notes). The senior secured credit facility was collateralized by SPLLC’s assets and SDTS’s equity interest in SPLLC.

The $447.0 million construction term loan accrued interest at LIBOR plus 2.00%. LIBOR reset at each selected interest period (one, two, three or six months), at SPLLC’s discretion, at the current market rate. The outstanding borrowings under the construction term loan at December 31, 2013 were $396.0 million at an interest rate of 2.17%. On May 16, 2014, the construction term loan outstanding was converted into a term loan with a balance of $407.0 million. After this conversion, interest accrued at LIBOR plus 2.25% for a period of three years, at which point the interest rate would have increased to LIBOR plus 2.50%. Interest under the term loan was payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan were payable quarterly after the conversion.

On December 3, 2015, the outstanding principal and interest on the term loan were paid in full with proceeds from the SDTS Series A Notes. Also on December 3, 2015, the Fixed Rate Notes were assumed by SDTS in connection with the SDTS Merger. The Fixed Rate Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 8, Borrowings Under Credit Facilities, and as SDTS’s 2009 Notes, 2010 Notes, Series A Notes and Series B Notes.

Interest is payable quarterly on the $60.0 million Fixed Rate Notes with the full principal balance due on June 20, 2018.

The credit agreement governing the Fixed Rate Notes contains certain default triggers, including: failure to maintain compliance with financial and other covenants contained in the agreements, limitation on liens, investments and the incurrence of additional indebtedness. SDTS was in compliance with all debt covenants for the Fixed Rate Notes as of December 31, 2015. SPLLC was in compliance with all debt covenants for the term loan and Fixed Rates Notes as of December 31, 2014.

Future maturities of long-term debt are as follows for the years ended December 31:

(In thousands)	Total
2016	$7,423
2017	7,849
2018	68,305
2019	8,792
2020	21,813
Thereafter	510,707
Total	$624,889

10.	Derivative Instruments

Interest — During 2011, SPLLC entered into an interest rate swap agreement designated as a cash flow hedge against variable interest rate exposure on a portion of the construction term loan which established a fixed rate on the LIBOR interest rates specified in the SPLLC construction term loan at 0.832% per annum until June 30, 2014. Notional amounts reset on a monthly basis and did not exceed $261.0 million at any given time. There were no notional amounts as of December 31, 2014 as this swap agreement terminated on June 30, 2014. The Company has not entered into any new derivative instruments since the termination of this swap agreement.

This cash flow hedging instrument was recorded as a liability on the Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the cash flow hedging instrument was effective. The cash flow hedging instrument gains and losses included in other comprehensive income were reclassified into earnings as the underlying transaction occurred. There was no cash flow hedging instrument ineffectiveness recorded for this swap agreement.

The Company reclassified $0.9 million and $1.6 million, included in other comprehensive income, during the years ended December 31, 2014 and 2013, respectively, to interest expense, net on the Consolidated Statements of Operations. The Company did not reclassify any amounts related to the swap agreement to interest expense, net during the year ended December 31, 2015.

11.	Contingent Consideration

In connection with the Company’s acquisition of InfraREIT LP in 2010, the Company agreed to contingent consideration in the form of future deemed capital credits in an amount up to $82.5 million to Hunt-InfraREIT. The capital account credits, which were generated pro rata with the cash expenditures on the CREZ Project up to $737.0 million, were issued to Hunt-InfraREIT in the form of Class A OP Units at the agreed upon deemed issue price of $10.65 per unit on the first day of each quarter following the actual expenditures. The future deemed capital credits were determined to be contingent consideration and were assessed a fair value of $78.6 million at the date of acquisition and included as a component of long-term liabilities on the Consolidated Balance Sheets.

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

The Company recognized $18.4 million and $0.8 million as expense due to changes in fair value of the contingent consideration in accordance with the acquisition agreement during the years ended December 31, 2014 and 2013, respectively. This expense was recorded as part of other (expense) income, net on the Consolidated Statements of Operations. There was no expense recorded during the year ended December 31, 2015 related to the contingent consideration. As of December 31, 2014, $27.4 million was recorded as a current liability in the form of contingent consideration on the Consolidated Balance Sheets. As of December 31, 2015, no such liability was recorded as the contingent consideration was fully settled.

12.	Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

The Company had borrowings totaling $624.9 million and $231.9 million under senior secured notes with a weighted average interest rate of 4.78% and 6.43% per annum as of December 31, 2015 and 2014, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

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

As of December 31, 2014, the Company had $397.8 million of borrowings under the construction term loan which accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximated fair value for the amounts outstanding. These borrowings were paid in full during 2015.

For the year ended December 31, 2014, the Company assessed the fair market value of its contingent consideration associated with the acquisition of InfraREIT LP using observable Level 2 inputs associated with the closing price of InfraREIT, Inc.’s stock on the closing date of the IPO.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
December 31, 2015
Long-term debt	$624,889	$—	$657,270	$—
December 31, 2014
Long-term debt	$629,756	$—	$658,306	$—
Contingent consideration - long-term	27,378	—	27,378	—

At December 31, 2014, the Company transferred the contingent consideration from Level 3 to Level 2.

ASC Topic 820 requires a company to disclose changes during the year for financial instruments that are classified as Level 3 financial instruments in the fair value hierarchy. Changes in Level 3 financial instruments were as follows:

(In thousands)	Year Ended December 31, 2014
Contingent Consideration
Beginning Balance	$12,554
Non-cash noncontrolling interest equity issuance	(3,533)
Change in fair value of contingent consideration	18,357
Gross transfers out of Level 3	(27,378)
Ending Balance	$—

13.	Regulatory Liability

The Company’s regulatory liability is established through depreciation rates related to cost of removal and represents amounts that the Company expects to incur in the future. As of December 31, 2015 and 2014, the Company recorded on the Consolidated Balance Sheets as a long-term liability $10.6 million and $1.2 million, respectively, net of actual removal costs incurred.

14.	Commitments and Contingencies

The amounts reported as regulatory assets as of December 31, 2015 and 2014 are subject to the review by the PUCT and as with all utility assets may change at a later date based on that review, see Note 7, Other Assets.

The Company is not a party to any legal proceedings other than legal proceedings arising in the ordinary course of business. The Company does not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or results of operations, liquidity and cash flows.

15.	Equity

On January 12, 2015, InfraREIT, Inc. amended its charter to increase the number of authorized shares of common stock from 3,000 to 450,000,000. In addition, the par value of the Company’s common stock was reduced from $1 per share to $0.01 per share. Both the authorized number of shares of common stock and the par value were unaffected by the Merger or Reorganization.

On December 4, 2015, the Company’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on December 31, 2015 of $0.225 per unit for a total distribution of $13.6 million ($9.8 million to InfraREIT, Inc.). Also, on December 4, 2015, the Company’s board of directors approved a cash dividend to stockholders of record on December 31, 2015 of $0.225 per share for a total of $9.8 million. The cash distribution and cash dividend were paid on January 21, 2016.

On September 3, 2015, the Company’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on September 30, 2015 of $0.225 per unit for a total distribution of $13.6 million ($9.8 million to InfraREIT, Inc.). Also, on September 3, 2015, the Company’s board of directors approved a cash dividend to stockholders of record on September 30, 2015 of $0.225 per share for a total of $9.8 million. The cash distribution and cash dividend were paid on October 22, 2015.

On June 5, 2015, the Company’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on June 30, 2015 of $0.225 per unit for a total distribution of $13.6 million ($9.8 million to InfraREIT, Inc.). Also, on June 5, 2015, the Company’s board of directors approved a cash dividend to stockholders of record on June 30, 2015 of $0.225 per share for a total of $9.8 million. The cash distribution and cash dividend were paid on July 23, 2015.

On March 6, 2015, the Company’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on March 31, 2015 of $0.14 per unit for a total distribution of $8.5 million ($6.1 million to InfraREIT, Inc.). Also, on March 6, 2015, the Company’s board of directors approved a cash dividend to stockholders of record on March 31, 2015 of $0.14 per share for a total of $6.1 million. The cash distribution and cash dividend were paid on April 23, 2015.

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

For federal income tax purposes, the dividends declared in 2015 were classified as ordinary income.

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

There were no changes in accumulated other comprehensive loss for the year ended December 31, 2015. Changes in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 associated with the interest rate swap designated as a cash flow hedge were as follows:

(In thousands)	Accumulated Other Comprehensive Loss Attributable to InfraREIT, Inc.	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive Loss
Year Ended December 31, 2014
Other comprehensive (loss) income before reclassifications	$(77)	$28	$(49)
Amounts reclassified from accumulated other comprehensive (loss) income	687	206	893
Net period other comprehensive income	$610	$234	$844
Year Ended December 31, 2013
Other comprehensive loss before reclassifications	$(180)	$(56)	$(236)
Amounts reclassified from accumulated other comprehensive loss	1,180	379	1,559
Net period other comprehensive income	$1,000	$323	$1,323

17.	Noncontrolling Interest

The Company presents as a noncontrolling interest the portion of any equity in entities that it controls and consolidates but does not own. Generally, Common OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the Common OP Units held by such limited partner. At the Company’s option, it may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. Prior to the cancellation of all outstanding Class A OP Units, these units also participated in net income allocations and distributions and had the same redemption rights. As of December 31, 2015 and 2014, there were a total of 17.0 million and 10.7 million OP Units, respectively, held by the limited partners of the Operating Partnership.

On May 1, 2014, the limited partnership agreement of InfraREIT LP was amended in order to incorporate a long-term incentive plan and InfraREIT LP issued 11,264 related OP Units (pre-IPO LTIP Units) to independent non-voting members of the InfraREIT, L.L.C. board of directors as part of their compensation, which were fully vested upon grant. These pre-IPO LTIP Units had an aggregate intrinsic value of $0.1 million with $0.1 million of compensation expense recognized in general and administrative expense during the year ended December 31, 2014. During the first quarter of 2015, an aggregate of 28,000 LTIP Units were issued by the Operating Partnership to seven of the Company’s directors which included a one year vesting period. The Company recognized $0.7 million of compensation expense in general and administrative expense in the Consolidated Statements of Operations during the year ended December 31, 2015. There was no compensation expense recognized during the year ended December 31, 2013.

The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, The Company has determined that the Common OP Units meet the requirements to be classified as permanent equity. During the year ended December 31, 2015, the Company did not redeem any OP Units other than, in connection with the Reorganization: (1) 1,551,878 Class A OP Units held by Hunt-InfraREIT, which were exchanged with InfraREIT, Inc. for 1,551,878 shares of common stock of InfraREIT, Inc. and (2) 6,242,999 Class A OP Units in exchange for the assignment of a promissory note in the principal amount of $66.5 million. The Operating Partnership did not redeem any OP Units during the years ended December 31, 2014 and 2013.

18.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of common stock of InfraREIT, Inc. or common shares of InfraREIT, L.L.C., as applicable, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the years ended December 31, 2015, 2014 and 2013.

Earnings per share are calculated as follows:

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$13,267	$22,898	$32,122
Weighted average common shares outstanding	42,983	35,053	29,883
Basic net income per share	$0.31	$0.65	$1.07
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$13,267	$22,898	$32,122
Weighted average common shares outstanding	42,983	35,053	29,883
Redemption of operating partnership units	—	—	—
Weighted average dilutive shares outstanding	42,983	35,053	29,883
Diluted net income per share	$0.31	$0.65	$1.07
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$6,664	$6,882	$10,288
Redemption of operating partnership units	16,232	10,578	9,181

19.	Leases

The following table shows the composition of the Company’s lease revenue:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Base rent (straight-line)	$125,669	$106,746	$57,979
Percentage rent	25,534	27,669	15,214
Total lease revenue	$151,203	$134,415	$73,193

SDTS has entered into various leases with Sharyland for all of the Company’s placed in service T&D assets. The master lease agreements, as amended, expire at various dates from December 31, 2017 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints). The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 37% to a low of 23%. The percentage rent rate for 2016 through the expiration of the leases ranges from a 23% to 32%. Because an annual specified breakpoint must be met under the leases before the Company can recognize any percentage rent, the Company anticipates that revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

Future minimum rent revenue expected in accordance with these lease agreements is as follows for the years ended December 31:

(In thousands)	Total
2016	$148,751
2017	155,855
2018	81,673
2019	78,923
2020	65,601
Thereafter	12,145
Total	$542,948

20.	Share-Based Compensation

InfraREIT, Inc. 2015 Equity Incentive Plan

The Company’s pre-IPO board of directors adopted the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) which permits the Company to provide equity based compensation to certain personnel who provide services to the Company, Hunt Manager or an affiliate of either, in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, stock units, performance based awards, unrestricted stock, LTIP Units and other equity based awards up to an aggregate of 375,000 shares. The 2015 Equity Incentive Plan provides, among other things, that no participant in the plan will be permitted to acquire, or will have any right to acquire, shares thereunder if such acquisition would be prohibited by the ownership limits contained in the Company’s charter or bylaws or would impair the Company’s status as a REIT.

The Company currently utilizes the 2015 Equity Incentive Plan primarily to compensate the non-employee directors for their service on the Company’s board of directors. Effective February 4, 2015, the Company granted an aggregate of 28,000 LTIP Units at a grant date fair value of $26.41 per share to the non-employee directors as their award of shares of the Company’s common stock. This grant vested in full in February 2016. The compensation expense, which represents the fair value of the stock measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For the year ended December 31, 2015, $0.7 million was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. Unamortized compensation expense related to these grants was $0.1 million at December 31, 2015.

InfraREIT, Inc. Non-Qualified 2015 Employee Stock Purchase Plan

The Company adopted the InfraREIT, Inc. Non-Qualified Employee Stock Purchase Plan (ESPP) that will allow employees of Hunt Manager or its affiliates whose principal duties include the management and operation of the Company’s business to purchase shares of the Company’s common stock at a discount. Pursuant to the management agreement, Hunt Manager is obligated to fund all of the costs associated with the ESPP, including the funds necessary to purchase shares of the Company’s common stock in the open market pursuant to the plan. A total of 250,000 shares of common stock are reserved for sale and authorized for issuance under the ESPP. As of December 31, 2015, no shares have been purchased or offered for purchase under the ESPP.

Other Stock-Based Compensation

During May 2014, 11,264 pre-IPO LTIP Units were issued with an aggregate intrinsic value of $0.1 million with $0.1 million of compensation expense recognized in general and administrative expense during the year ended December 31, 2014. There was no compensation expense recognized during the year ended December 31, 2013.

21.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Supplemental cash flow information
Cash paid during the period for interest	$25,850	$29,981	$26,403
Cash (received) paid during the period for taxes	(31)	75	36
Non-cash investing and financing activities
Non-cash right of way additions to electric plant	—	337	1,275
Change in accrued additions to electric plant	6,942	20,633	8,876
Allowance for funds used during construction - debt	1,767	1,635	12,579
Net non-cash equity issuances related to the Merger and Reorganization	97,193	—	—
Net non-cash noncontrolling equity issuances related to the Merger and Reorganization	119,607	—	—
Non-cash members' contributions	—	—	369
Non-cash noncontrolling interests contributions	—	—	119
Non-cash noncontrolling interests equity issuance	755	4,648	32,052
Dividends and distributions payable	13,634	14,130	—

22.	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31 follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2015
Lease revenue	$29,372	$29,458	$41,452	$50,921	$151,203
General and administrative expense	(48,733)	(4,728)	(5,504)	(5,641)	(64,606)
Depreciation	(9,508)	(9,671)	(10,259)	(10,773)	(40,211)
Interest expense, net	(7,422)	(6,939)	(6,723)	(7,470)	(28,554)
Other income, net	626	847	707	868	3,048
Income tax expense	(208)	(124)	(243)	(374)	(949)
Net (loss) income	(35,873)	8,843	19,430	27,531	19,931
Less: Net (loss) income attributable to noncontrolling interest	(9,000)	2,481	5,458	7,725	6,664
Net (loss) income attributable to InfraREIT, Inc.	$(26,873)	$6,362	$13,972	$19,806	$13,267
Basic EPS (1)	$(0.65)	$0.15	$0.32	$0.45	$0.31
Diluted EPS (1)	$(0.65)	$0.15	$0.32	$0.45	$0.31
2014
Lease revenue	$24,837	$25,225	$39,309	$45,044	$134,415
General and administrative expense	(3,412)	(3,284)	(6,143)	(5,786)	(18,625)
Depreciation	(8,461)	(8,366)	(8,998)	(9,255)	(35,080)
Interest expense, net	(7,681)	(7,984)	(8,699)	(8,377)	(32,741)
Other (expense) income, net	(133)	172	294	(17,569)	(17,236)
Income tax expense	(158)	(250)	(248)	(297)	(953)
Net income	4,992	5,513	15,515	3,760	29,780
Less: Net income attributable to noncontrolling interest	1,147	1,278	3,621	836	6,882
Net income attributable to InfraREIT, Inc.	$3,845	$4,235	$11,894	$2,924	$22,898
Basic EPS (1)	$0.11	$0.12	$0.34	$0.08	$0.65
Diluted EPS (1)	$0.11	$0.12	$0.34	$0.08	$0.65

(1)

Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

23.	Subsequent Events

On January 4, 2016, the Company issued an aggregate of 4,735 shares of common stock and 29,722 LTIP Units to seven members of the Company’s board of directors with a grant date fair value of $18.58 per common share or LTIP Unit and a fair value of $0.6 million. The 29,722 LTIP Units are scheduled to vest in January 2017, subject to continued service, and the 4,735 shares of common stock fully vested at issuance.

On January 14, 2016, the Company issued $100.0 million in 10 year senior secured notes, Series B due January 14, 2026. The proceeds from these notes were used to repay the outstanding balance on SDTS’s revolving credit facility and for general operating purposes.

In February 2016, the Conflicts Committee of the Company’s board of directors received an offer for the purchase of the Cross Valley Project. Currently, negotiations are in progress regarding such purchase.

On March 2, 2016, the Company’s board of directors declared a quarterly dividend of $0.25 per share of common stock, or $1.00 per share on an annualized basis, payable on April 21, 2016 to holders of record as of March 31, 2016. The Company’s board of directors also authorized the Operating Partnership to make a distribution of $0.25 per OP Unit to the partners in the Operating Partnership, which includes affiliates of Hunt.

InfraREIT, Inc.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands)

Description (1)	Encumbrances	Initial Cost to Company (2)	Cost Subsequent to Acquisition		Gross Amount Carried at Period Close (3)	Accumulated Depreciation	Date of Construction (4)	Date Acquired	Depreciation Life in Latest Income Statements is Computed (5)
		Electric Plant	Improvements	Carrying Cost	Electric Plant Total
S/B/C assets	$268,620	$713,502	$—	$—	$713,502	$(129,770)	(4)	(4)	(5)
McAllen assets	61,676	155,970	—	—	155,970	(21,943)	(4)	(4)	(5)
CREZ assets	294,159	669,189	—	—	669,189	(29,960)	(4)	(4)	(5)
Stanton Transmission Loop assets	15,767	92,572	—	—	92,572	(58,309)	(4)	(4)	(5)
ERCOT Transmission assets	19,917	44,062	—	—	44,062	(782)	(4)	(4)	(5)

(1)	Asset descriptions correspond to asset groups under individual leases.
(2)

Because the Company’s assets consist entirely of electric plant assets, which are regulated by the PUCT, electric plant is stated at original cost, which includes cost of contracted services, direct labor, materials, acquisition adjustments, capitalized interest and overhead items.

(3)	See reconciliation on next page.
(4)	Because additions and improvements to the T&D assets are ongoing, construction and acquisition dates are not applicable.
(5)	Provision for depreciation of electric plant is computed using straight-lines rates as follows:

Transmission plant	1.69% - 3.15%
Distribution plant	1.74% - 5.96%
General plant	0.80% - 5.12%

InfraREIT, Inc.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

FIXED ASSET RECONCILATION

(In thousands)

	December 31,
	2015		2014
Electric plant
Beginning balance	$1,447,247		$1,298,946
Additions	235,263		153,395
Retirements	(7,215)	(1)	(5,094)
Ending balance	1,675,295		1,447,247
Accumulated depreciation
Beginning balance	220,101		194,569
Depreciation expense	40,211		35,080
Retirements	(7,215)	(1)	(5,094)
Cost of removal	(12,333)		(4,454)
Ending balance	240,764		220,101
Electric plant, net	$1,434,531		$1,227,146

(1)

Retirements are shown net of the accumulated depreciation related to the assets that were classified as electric plant held for future use and placed in service as transmission assets during August 2015.