Form 10-Q
period 2016-03-31
InfraREIT, Inc.
filed 2016-05-05
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, 43,575,727 shares of common stock were issued and outstanding.

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

rate base

calculated as our gross electric plant in service under generally accepted accounting principles in the United States, which is the aggregate amount of our total cash expenditures used to construct such assets plus AFUDC, less accumulated depreciation, and adjusted for accumulated deferred income taxes

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

decisions by regulators or changes in governmental policies or regulations with respect to our permitted capital structure, acquisitions and dispositions of assets, recovery of investments, our authorized rate of return and other regulatory parameters;

•	our current reliance on our tenant for all of our revenues and, as a result, our dependency on our tenant’s solvency and financial and operating performance;
•	risks that the capital expenditures we expect will not materialize for a variety of reasons;
•	risks related to future lease negotiations or non-renewal of leases with our tenant;
•	insufficient cash available to meet distribution requirements;
•	our ability to make strategic acquisitions that add to our rate base;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	cyber breaches, weather conditions or other natural phenomena;
•	the effects of existing and future tax and other laws and governmental regulations;
•	our failure to qualify or maintain our status as a real estate investment trust (REIT) or changes in the tax laws applicable to REITs;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC or other qualified personnel;
•	adverse economic developments in the electric power industry or in business conditions generally, particularly in Texas; and
•	certain factors discussed elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2016 and Part II, Item 1A., Risk Factors of this Quarterly Report on Form 10-Q.

EXPLANATORY NOTE

The registrant is a Maryland corporation named InfraREIT, Inc. Before our initial public offering (IPO), which closed on February 4, 2015, substantially all of our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C., a Delaware limited liability company. On February 4, 2015, immediately following the consummation of our IPO, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger), with InfraREIT, Inc. as the surviving company. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the Internal Revenue Service and accounting services. As a result, this Quarterly Report on Form 10-Q presents the operations of InfraREIT, L.L.C. from January 1, 2015 through the effectiveness of the Merger, and the operations of InfraREIT, Inc. thereafter.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,416	$9,471
Restricted cash	1,682	1,682
Due from affiliates	25,534	31,172
Inventory	6,874	6,731
Prepaids and other current assets	1,389	560
Total current assets	48,895	49,616
Electric Plant, net	1,482,508	1,434,531
Goodwill	138,384	138,384
Other Assets	40,633	40,979
Total Assets	$1,710,420	$1,663,510
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$27,417	$22,943
Short-term borrowings	—	54,000
Current portion of long-term debt	7,527	7,423
Dividends and distributions payable	15,157	13,634
Accrued taxes	3,497	3,312
Total current liabilities	53,598	101,312
Long-Term Debt, Less Deferred Financing Costs	715,392	617,305
Regulatory Liability	13,250	10,625
Total liabilities	782,240	729,242
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,570,230 and 43,565,495 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	436	436
Additional paid-in capital	702,302	702,213
Accumulated deficit	(29,103)	(24,526)
Total InfraREIT, Inc. equity	673,635	678,123
Noncontrolling interest	254,545	256,145
Total equity	928,180	934,268
Total Liabilities and Equity	$1,710,420	$1,663,510

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Lease revenue	$33,665	$29,372
Operating costs and expenses
General and administrative expense	5,545	48,733
Depreciation	11,074	9,508
Total operating costs and expenses	16,619	58,241
Income (loss) from operations	17,046	(28,869)
Other (expense) income
Interest expense, net	(8,842)	(7,422)
Other income, net	759	626
Total other expense	(8,083)	(6,796)
Income (loss) before income taxes	8,963	(35,665)
Income tax expense	186	208
Net income (loss)	8,777	(35,873)
Less: Net income (loss) attributable to noncontrolling interest	2,462	(9,000)
Net income (loss) attributable to InfraREIT, Inc.	$6,315	$(26,873)
Net income (loss) attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.14	$(0.65)
Diluted	$0.14	$(0.65)
Cash dividends declared per common share	$0.25	$0.40

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$8,777	$(35,873)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,074	9,508
Amortization of deferred financing costs	1,003	912
Allowance for funds used during construction - equity	(759)	(548)
Reorganization structuring fee	—	44,897
Realized gain on sale of marketable securities	—	(66)
Equity based compensation	292	123
Changes in assets and liabilities:
Due from affiliates	5,638	6,783
Inventory	(143)	(115)
Prepaids and other current assets	(829)	(1,026)
Accounts payable and accrued liabilities	7,487	584
Net cash provided by operating activities	32,540	25,179
Cash flows from investing activities
Additions to electric plant	(58,495)	(67,210)
Proceeds from sale of assets	—	41,211
Sale of marketable securities	—	1,065
Cash paid to InfraREIT, L.L.C. investors in the merger, net of cash assumed	—	(172,400)
Net cash used in investing activities	(58,495)	(197,334)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	—	493,722
Proceeds from short-term borrowings	—	33,000
Repayments of short-term borrowings	(54,000)	(253,000)
Proceeds from borrowings of long-term debt	100,000	—
Repayments of long-term debt	(1,817)	(4,772)
Deferred financing costs	(649)	(49)
Dividends and distributions paid	(13,634)	(25,842)
Net cash provided by financing activities	29,900	243,059
Net increase in cash and cash equivalents	3,945	70,904
Cash and cash equivalents at beginning of period	9,471	15,612
Cash and cash equivalents at end of period	$13,416	$86,516

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

Basis of Presentation

InfraREIT, Inc. is a Maryland corporation and the surviving corporation of a merger (Merger) with InfraREIT, L.L.C., a Delaware limited liability company, completed on February 4, 2015 in connection with the initial public offering (IPO) of InfraREIT, Inc. and related transactions effected during the first quarter of 2015 (collectively, the Reorganization). For additional information related to our IPO and Reorganization, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2016.

The Merger was accounted for as a reverse acquisition, which means for accounting purposes we treated the assets and liabilities of InfraREIT, Inc. as assumed and incorporated with the assets and liabilities of InfraREIT, L.L.C. The accompanying unaudited interim financial statements of InfraREIT, Inc. (which may be referred to as the “Company,” “InfraREIT,” “we,” “our” and “us”) include our accounts and the accounts of all other entities in which we have a controlling financial interest with noncontrolling interest of consolidated subsidiaries reported separately. This Quarterly Report on Form 10-Q presents the operations of InfraREIT, L.L.C. prior to the Merger and the operations of InfraREIT, Inc. after the Merger.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.

We hold 71.9% of the outstanding partnership units (OP Units) in the InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of March 31, 2016 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. MC Transmission Holdings, Inc., which is a subsidiary of Marubeni Corporation, seven members of our board of directors and affiliates of Hunt Consolidated, Inc. (HCI) hold the other 28.1% of the outstanding OP Units as of March 31, 2016.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 was effective for periods beginning after December 15, 2015 with early adoption permitted. We adopted the guidance on January 1, 2016. The adoption of the new guidance did not have an impact on our current consolidation.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 was effective for periods beginning after December 15, 2015 with early adoption permitted. The adoption of the new guidance was applied on a retrospective basis with each balance sheet presented reflecting the new guidance along with transitional disclosures. The adoption did change the presentation of our financial position. As a result, $0.2 million of unamortized deferred financing costs were reclassed from other assets to long-term debt, less deferred financing costs on our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. The adoption of the new guidance did not have an impact on our results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The change in provisional amounts will be recorded in the period in which they are determined with changes to the income statement for any effect on earnings for changes in depreciation, amortization or other income effect calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 was effective for periods beginning after December 15, 2015 with early adoption permitted. The new guidance was adopted as of January 1, 2016 and will be applied prospectively to adjustments to provisional amounts that occur for any future business combination. The adoption of the new guidance has not affected our financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for periods beginning after December 15, 2018 with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial position, results of operations or cash flows.

2.	Related Party Transactions

Our subsidiary, Sharyland Distribution & Transmission, L.L.C. (SDTS), is party to several lease agreements with Sharyland Utilities, L.P. (Sharyland) through which we lease all of our electric transmission and distribution assets (T&D assets) to Sharyland. Under the leases we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or distribution projects primarily situated within our distribution service territory, or that physically hang from our existing transmission assets, or that are physically located within one of our substations.

We earned lease revenues from Sharyland under these agreements of $33.7 million and $29.4 million during the three months ended March 31, 2016 and 2015, respectively. In connection with our leases with Sharyland, we recorded a deferred rent liability of $14.7 million and $11.5 million as of March 31, 2016 and December 31, 2015, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our T&D assets. For the three months ended March 31, 2016 and 2015, the net amount of the payments we made to Sharyland was $58.2 million and $67.4 million, respectively.

As of March 31, 2016 and December 31, 2015, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $5.8 million and $9.2 million, respectively, related to amounts owed to Sharyland. As of March 31, 2016 and December 31, 2015, amounts due from affiliates on the Consolidated Balance Sheets included $25.5 million and $31.2 million, respectively, related to amounts owed by Sharyland associated with our leases.

Our management fee paid to Hunt Utility Services, LLC (Hunt Manager) for the three months ended March 31, 2016 and 2015 was $3.3 million and $2.5 million, respectively. As of March 31, 2016 and December 31, 2015, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. Additionally, during the three months ended March 31, 2016 and 2015, we paid Hunt Manager less than $0.1 million and $0.2 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

Our current management agreement with Hunt Manager provided for an annual base fee, or management fee, of $10.0 million through April 1, 2015. Effective as of April 1, 2015, the annual base fee was automatically adjusted to $13.1 million annually through March 31, 2016. Effective as of April 1, 2016, the annual base fee was automatically adjusted to $14.0 million annually through March 31, 2017. The base fee and each base fee going forward for the twelve month period beginning on each April 1 thereafter will equal 1.50% of our total equity (including noncontrolling interest) as of December 31 of the immediately preceding year, subject to a $30.0 million cap, unless a greater amount is approved by a majority of our independent directors or a committee comprised solely of independent directors. The term of the management agreement expires December 31, 2019, and will automatically renew for successive five-year terms unless a majority of our independent directors decides to terminate the agreement.

In connection with the organization of InfraREIT, L.L.C. in November 2010, our Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT), a subsidiary of HCI. Our Operating Partnership agreed to issue up to $82.5 million to Hunt-InfraREIT, pro-rata, as we funded the capital expenditures related to our competitive renewable energy zones (CREZ) project up to $737.0 million. In addition, our Operating Partnership also agreed to issue to Hunt-InfraREIT deemed capital credits in an amount equal to 5% of our capital expenditures on certain development projects. As of December 31, 2014, our Operating Partnership issued Hunt-InfraREIT an aggregate of 6.8 million Class A OP Units in respect of these obligations. On January 1, 2015, our Operating Partnership issued an additional 70,846 Class A OP Units to Hunt-InfraREIT, and, upon completion of our IPO, our Operating Partnership issued Hunt-InfraREIT an accelerated deemed capital credit equal to 983,418 Class A OP Units, which settled the related obligations to Hunt InfraREIT. Following this issuance, our Operating Partnership no longer has the obligation to issue deemed capital credits or related equity to Hunt-InfraREIT. We recorded these capital account credits as asset acquisition costs included as part of the capital project in our construction work in progress (CWIP) balance.

In connection with the IPO, Reorganization and related transactions, we incurred an aggregate of $5.0 million of legal fees, a portion of which was paid to reimburse HCI and its subsidiaries (collectively, Hunt), to reimburse certain of our pre-IPO investors and to reimburse certain of our pre-IPO independent directors, in each case for legal expenses they incurred in connection with such transactions. Of the total legal fees incurred, $0.1 million of the legal fees were recorded during the three months ended March 31, 2015. There were no such costs incurred after the completion of our IPO. For additional information related to our IPO and Reorganization refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.

In November 2014, InfraREIT, Inc. borrowed $1.0 million from HCI pursuant to a promissory note. The note accrued interest at 2.5% per year and was due on November 1, 2015. This note and accrued interest were repaid in February 2015 with proceeds from our IPO for a total of $1.0 million.

Effective January 15, 2015, we sold all the assets related to the Cross Valley transmission line (Cross Valley Project) to a newly formed development company owned by Hunt and certain of its affiliates for cash of $34.2 million, which equaled the CWIP of the project on the date of sale, plus reimbursement of out of pocket expenses associated with the project financing. Also on January 15, 2015, we sold all the assets related to the Golden Spread Electric Cooperative interconnection (Golden Spread Project) to Hunt for cash of $7.0 million, which equaled the CWIP of the project on the date of sale.

In November 2015 and February 2016, the Conflicts Committee of our board of directors received an offer for the purchase of the Golden Spread Project and Cross Valley Project, respectively. On March 10, 2016, we announced our decision to postpone the consideration of the purchase of the Golden Spread Project and Cross Valley Project.

3.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Electric plant:
Transmission plant	$1,133,382	$1,080,050
Distribution plant	476,406	457,988
General plant	15,951	15,655
Total plant in service	1,625,739	1,553,693
CWIP	102,644	121,602
Total electric plant	1,728,383	1,675,295
Accumulated depreciation	(245,875)	(240,764)
Electric plant, net	$1,482,508	$1,434,531

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various transmission and distribution projects underway. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $28.4 million and $28.6 million at March 31, 2016 and December 31, 2015, respectively.

In 2013, SDTS purchased from Southwestern Public Service Company approximately 66 miles of existing transmission lines and two substations located near Stanton, Texas for $37.1 million. SDTS holds legal title to the assets and they are subject to a lease with Sharyland. Sharyland has the responsibility for operating these T&D assets and complying with all applicable regulatory requirements. As of December 31, 2014, these transmission lines and substations were classified as electric plant held for future use within electric plant, net. During August 2015, electric plant held for future use was placed in service and reclassified to transmission plant within electric plant, net on the Consolidated Balance Sheets and began depreciating.

4.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of March 31, 2016 and December 31, 2015, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

5.	Other Assets

Other assets are as follows:

	March 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(253)	$714	$967	$(204)	$763
Other regulatory assets:
Deferred financing costs	27,761	(14,154)	13,607	27,112	(13,208)	13,904
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets, net	51,554	(14,154)	37,400	50,905	(13,208)	37,697
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$55,040	$(14,407)	$40,633	$54,391	$(13,412)	$40,979

Deferred financing costs consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility, see Note 6, Borrowings Under Credit Facilities.

Other regulatory assets consist of deferred financing costs within our regulated entities. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs will be included in the costs to be recovered in connection with a future rate case. Deferred financing costs included in other regulatory assets primarily consist of debt issuance costs incurred in connection with the construction credit agreement entered into in 2011 by Sharyland Projects, LLC (SPLLC), which was at the time one of our subsidiaries; refinancing costs incurred in connection with the amended and restated revolving credit facility entered into by SDTS in 2013; refinancing costs incurred to amend and restate the SDTS credit facility in order to increase the revolving credit facility to a total of $250.0 million in 2014 and financing costs incurred in connection with SDTS’s senior secured notes, series A and series B in December 2015 and January 2016. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt.

Deferred costs recoverable in future years of $23.8 million at March 31, 2016 and December 31, 2015 represent operating costs incurred from inception of Sharyland through 2007. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock) in 2010, we received a participation in the National Rural Cooperative Corporation (NRUCFC). We account for this investment under the cost method of accounting. We believe that the investment is not impaired at March 31, 2016 and December 31, 2015.

6.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facility

In December 2014, InfraREIT LP entered into a $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all of the assets of InfraREIT LP. In addition, Transmission and Distribution Company, LLC (TDC) guarantees the revolving credit facility and this guarantee is secured by the assets of, and InfraREIT LP’s equity interests in, TDC on materially the same basis as with TDC’s senior secured notes described below. Upon consummation of the IPO and Merger, InfraREIT, Inc. became a guarantor under this revolving credit facility.

The credit agreement requires InfraREIT LP to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including: limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The credit agreement also contains restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland.

Borrowings and other extensions of credit under the revolving credit facility bear interest, at InfraREIT LP’s election, at a rate equal to (1) the one, two, three or six month London Interbank Offered Rate (LIBOR) plus 2.5%, or (2) a base rate (equal to the highest of (a) the Federal Funds Rate plus ½ of 1%, (b) the Bank of America prime rate and (c) LIBOR plus 1%) plus 1.5%. Letters of credit are subject to a letter of credit fee equal to the daily amount available to be drawn multiplied by 2.5%. InfraREIT LP is also required to pay a commitment fee and other customary fees under the revolving credit facility. InfraREIT LP may prepay amounts outstanding under the revolving credit facility in whole or in part without premium or penalty.

At March 31, 2016 and December 31, 2015, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of March 31, 2016 and December 31, 2015, InfraREIT LP was in compliance with all covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS’s revolving credit facility has a borrowing capacity of up to $250.0 million and a maturity date of December 10, 2019. Up to $25.0 million of the revolving credit facility is available for issuance of letters of credit, and up to $5.0 million of the revolving facility is available for swingline loans. The revolving credit facility is secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s various senior secured note obligations described below in Note 7, Long-Term Debt.

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

At March 31, 2016, SDTS had no borrowings or letters of credit outstanding and $250.0 million of remaining borrowing capacity available under this revolving credit facility. At December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05% with no letters of credit outstanding and $196.0 million of remaining borrowing capacity under this revolving credit facility. As of March 31, 2016 and December 31, 2015, SDTS was in compliance with all covenants under its credit agreement.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs under either facility and is continuing, the lenders may accelerate amounts due under such revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

7.	Long-Term Debt

Long-term debt consisted of the following:

		March 31, 2016		December 31, 2015
(In thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$18,438	8.50%	$18,750	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	—	N/A
Senior secured notes - $53.5 million	December 30, 2029	44,047	7.25%	44,512	7.25%
Senior secured notes - $110.0 million	September 30, 2030	100,587	6.47%	101,627	6.47%
Total SDTS debt		704,634		606,139
Total long-term debt		723,072		624,889
Less unamortized deferred financing costs		(153)		(161)
Total long-term debt, less unamortized deferred financing costs		722,919		624,728
Less current portion of long-term debt		(7,527)		(7,423)
Debt classified as long-term debt		$715,392		$617,305

Senior Secured Notes – In July 2010, in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on these senior secured notes are payable quarterly and these senior secured notes are collateralized by the equity interest of TDC and substantially all of the assets of TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 6, Borrowings Under Credit Facilities. In connection with the issuance of these senior secured notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured note balance. The amount of unamortized deferred financing costs associated with these senior secured notes was $0.2 million as of March 31, 2016 and December 31, 2015. These costs were reclassed from other assets to long-term debt, less deferred financing costs on the Consolidated Balance Sheets in accordance with new accounting guidance adopted January 1, 2016, see Note 1, Description of Business and Presentation of Financial Statements.

In December 2015, SDTS issued $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025, and on January 14, 2016 issued an additional $100.0 million in 10 year senior secured notes, Series B (Series B Notes), due January 14, 2026. These senior secured notes were issued through a private placement conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July.

In December 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes). Principal and interest on these senior secured notes are payable quarterly.

In July 2010, in connection with the acquisition of Cap Rock, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes). Principal and interest on the senior secured notes is payable quarterly.

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The agreements governing the senior secured notes contain certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. As of March 31, 2016 and December 31, 2015, SDTS and TDC were in compliance with all covenants under the applicable agreements.

Senior Secured Credit Facilities - In June 2011, SPLLC entered into a construction term loan agreement, syndicated broadly to a group of international banks, and issued fixed rate notes to The Prudential Insurance Company of America and affiliates (Fixed Rate Notes).

The $447.0 million construction term loan was converted into a term loan with a balance of $407.0 million in May 2014. After this conversion, interest accrued at LIBOR plus 2.25%. Interest under the term loan was payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan were payable quarterly after the conversion. The term loan had an interest rate of 2.43% at March 31, 2015.

In December 2015, the outstanding principal and interest on the term loan were paid in full with proceeds from the SDTS Series A Notes. Also in December 2015, the Fixed Rate Notes were assumed by SDTS in connection with the merger of SPLLC into SDTS.

The Fixed Rate Notes have a principal balance of $60.0 million which is due in full on June 20, 2018. Interest is payable quarterly at an interest rate of 5.04% per annum.

The credit agreement governing the Fixed Rate Notes contains certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. SDTS was in compliance with all covenants for the Fixed Rate Notes as of March 31, 2016 and December 31, 2015.

SDTS’s Series A Notes, Series B Notes, 2009 Notes, 2010 Notes and Fixed Rate Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 6, Borrowings Under Credit Facilities.

8.	Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

We had borrowings totaling $723.1 million and $624.9 million under our senior secured notes with a weighted average interest rate of 4.65% and 4.78% per annum as of March 31, 2016 and December 31, 2015, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2016
Long-term debt	$723,072	$—	$786,243	$—
December 31, 2015
Long-term debt	$624,889	$—	$657,270	$—

9.	Regulatory Liability

Our regulatory liability is established through our depreciation rates related to cost of removal and represents amounts that we expect to incur in the future. As of March 31, 2016 and December 31, 2015, we recorded on the Consolidated Balance Sheets as a long-term liability $13.3 million and $10.6 million, respectively, net of actual removal costs incurred.

10.	Commitments and Contingencies

The amounts reported as regulatory assets as of March 31, 2016 and December 31, 2015 are subject to the review by the PUCT and as with all utility assets may change at a later date based on that review, see Note 5, Other Assets.

We are not a party to any legal proceedings other than legal proceedings arising in the ordinary course of business. We do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

11.	Equity

On March 2, 2016, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on March 31, 2016 of $0.25 per unit for a total distribution of $15.2 million ($10.9 million to InfraREIT, Inc.). Also, on March 2, 2016, our board of directors approved a cash dividend to stockholders of record of InfraREIT, Inc. on March 31, 2016 of $0.25 per share for a total of $10.9 million. The cash distribution and cash dividend were paid on April 21, 2016.

On March 6, 2015, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on March 31, 2015 of $0.14 per unit for a total distribution of $8.5 million ($6.1 million to InfraREIT, Inc.). Also, on March 6, 2015, our board of directors approved a cash dividend to stockholders of record of InfraREIT, Inc. on March 31, 2015 of $0.14 per share for a total of $6.1 million. The cash distribution and cash dividend were paid on April 23, 2015.

On January 13, 2015, InfraREIT, L.L.C.’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, L.L.C., on January 20, 2015 of $0.26 per unit for a total distribution of $11.7 million ($9.0 million to InfraREIT, L.L.C.). Also, on January 13, 2015, InfraREIT, L.L.C.’s board of directors approved a cash dividend to shareholders of record of InfraREIT, L.L.C. on January 20, 2015 of $0.26 per share for a total of $9.0 million. The cash distribution and cash dividend were paid on January 29, 2015.

On December 18, 2014, InfraREIT, L.L.C.’s board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, L.L.C., on December 18, 2014 of $0.31 per unit for a total distribution of $14.1 million ($10.8 million to InfraREIT, L.L.C.). Also, on December 18, 2014, InfraREIT, L.L.C.’s board of directors approved a cash dividend to shareholders of record of InfraREIT, L.L.C. on December 18, 2014 of $0.31 per share for a total of $10.8 million. The cash distribution and cash dividend were paid on January 16, 2015.

12.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of our Operating Partnership participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. As of March 31, 2016 and December 31, 2015, there were a total of 17.1 million and 17.0 million OP Units, respectively, held by the limited partners of the Operating Partnership.

During the three months ended March 31, 2016 and 2015, our Operating Partnership issued an aggregate of 29,722 and 28,000 LTIP Units, respectively, to seven members of our board of directors. For additional information, refer to Note 15, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. The Operating Partnership did not redeem any OP Units during the three months ended March 31, 2016. During the year ended December 31, 2015, we did not redeem any OP Units other than, in connection with the Reorganization: (1) 1,551,878 Class A OP Units held by Hunt-InfraREIT, which were exchanged with InfraREIT, Inc. for 1,551,878 shares of common stock of InfraREIT, Inc. and (2) 6,242,999 Class A OP Units in exchange for the assignment of a promissory note in the principal amount of $66.5 million.

13.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of common stock of InfraREIT, Inc. or common shares of InfraREIT, L.L.C., as applicable, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three months ended March 31, 2016 and 2015.

Earnings per share are calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Basic net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$6,315	$(26,873)
Weighted average common shares outstanding	43,570	41,204
Basic net income (loss) per share	$0.14	$(0.65)
Diluted net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$6,315	$(26,873)
Weighted average common shares outstanding	43,570	41,204
Redemption of operating partnership units	—	—
Weighted average dilutive shares outstanding	43,570	41,204
Diluted net income (loss) per share	$0.14	$(0.65)
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income (loss) attributable to noncontrolling interest	$2,462	$(9,000)
Redemption of operating partnership units	17,057	13,801

14.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended March 31,
(In thousands)	2016	2015
Base rent (straight-line)	$33,665	$29,372
Percentage rent	—	—
Total lease revenue	$33,665	$29,372

SDTS has entered into various leases with Sharyland for all of our placed in service T&D assets. The master lease agreements, as amended, expire at various dates from December 31, 2017 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints). The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 37% to a low of 23%. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

15.	Share-Based Compensation

We currently utilize the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) to compensate the non-employee directors for their service on our board of directors. In January 2016, we issued an aggregate of 4,735 shares of common stock and 29,722 LTIP Units to seven members of our board of directors with a grant date fair value of $18.58 per common share or LTIP Unit and an aggregate fair value of $0.6 million. The 29,722 LTIP Units will vest in January 2017, subject to continued service, and the 4,735 shares of common stock fully vested upon issuance. In February 2015, an aggregate of 28,000 LTIP Units were issued by the Operating Partnership with a grant date fair value of $26.41 per share to seven of our directors which vested in full in February 2016. We recognized $0.3 million and $0.1 million of compensation expense in general and administrative expense on the Consolidated Statements of Operations during the three months March 31, 2016 and 2015, respectively, related to these equity awards.

16.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Supplemental cash flow information
Cash paid during the period for interest	$4,064	$7,081
Non-cash investing and financing activities
Change in accrued additions to electric plant	3,515	12,106
Allowance for funds used during construction - debt	982	408
Net non-cash equity issuances related to the Merger and Reorganization	—	97,193
Net non-cash noncontrolling equity issuances related to the Merger and Reorganization	—	119,607
Non-cash noncontrolling interests equity issuance	—	755
Dividends and distributions payable	15,157	8,483

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with the “Explanatory Note” on page 5 and the Unaudited Consolidated Financial Statements and related notes beginning on page 6. This Item 2 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Overview

We own rate-regulated electric T&D assets in Texas as part of a dividend growth oriented real estate investment trust (REIT). Our assets are located in the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.3 billion as of March 31, 2016. We expect that organic growth as well as potential acquisitions of T&D assets from Hunt, Sharyland or third parties will allow us to achieve continued growth in our rate base, which is calculated as our gross electric plant in service under accounting principles generally accepted in the United States of America (U.S. GAAP) less accumulated depreciation and adjusted for accumulated deferred income taxes.

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

Recent Events

On April 29, 2016, Sharyland filed a system-wide rate proceeding with the PUCT to update its rates. The timing and outcome of Sharyland’s rate case and its effect on InfraREIT is uncertain.

For a description of our business model and other significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2016.

InfraREIT, Inc. Results of Operations

	Three Months Ended March 31,
(In thousands)	2016	2015
Lease revenue
Base rent	$33,665	$29,372
Percentage rent	—	—
Total lease revenue	33,665	29,372
Operating costs and expenses
General and administrative expense	5,545	48,733
Depreciation	11,074	9,508
Total operating costs and expenses	16,619	58,241
Income (loss) from operations	17,046	(28,869)
Other (expense) income
Interest expense, net	(8,842)	(7,422)
Other income, net	759	626
Total other expense	(8,083)	(6,796)
Income (loss) before income taxes	8,963	(35,665)
Income tax expense	186	208
Net income (loss)	8,777	(35,873)
Less: Net income (loss) attributable to noncontrolling interest	2,462	(9,000)
Net income (loss) attributable to InfraREIT, Inc.	$6,315	$(26,873)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Lease revenue — Lease revenue, consisting of only base rent, was $33.7 million and $29.4 million for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $4.3 million, or 14.6%. The increase in base rent was driven by the addition of assets under lease. There was no percentage rent recognized during the three months ended March 31, 2016 or 2015. See Note 14, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $5.5 million and $48.7 million for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $43.2 million. During the first quarter of 2015, we incurred a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT, L.L.C., a subsidiary of HCI (Hunt-InfraREIT), as a non-cash reorganization advisory fee. We did not have a similar expense in 2016. The elimination of this $44.9 million expense is partially offset by an increase of $0.8 million in management fees owed to Hunt Manager under our management agreement, $0.2 million of stock compensation expense and $0.7 million of professional service fees. The increase in professional service fees was primarily due to the evaluation of two ROFO Projects by the Conflicts Committee of our board of directors and other public company expenses during the first quarter of 2016.

Depreciation — Depreciation expense was $11.1 million and $9.5 million for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $1.6 million, or 16.8%. The increase in depreciation expense was due to additional assets placed in service during 2016 and 2015.

Interest expense, net — Interest expense, net was $8.8 million and $7.4 million during the three months ended March 31, 2016 and 2015, respectively, representing an increase of $1.4 million, or 18.9%. The increase in interest expense, net was due to the refinancing of our variable rate debt with fixed rate debt bearing a higher interest rate, plus higher average debt balances during the first quarter of 2016. The increase in interest expense, net was partially offset by an additional $0.6 million of AFUDC on debt during 2016 compared to 2015 due to higher CWIP balances during 2016 compared to 2015. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $0.8 million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively, representing an increase of $0.2 million. The increase in other income, net was driven by an increase in AFUDC on other funds of $0.2 million resulting from higher CWIP balances during 2016 compared to 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had $13.4 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of March 31, 2016, we also had $1.7 million of restricted cash and $325.0 million of unused capacity under our revolving credit facilities.

We use our cash flows from operations and borrowings under our credit facilities to fund current obligations, projected working capital requirements, maturities of long-term debt, budgeted capital spending and the payment of dividends. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2018 without raising proceeds from additional equity offerings. However, if (1) we acquire T&D assets, (2) debt capital is unavailable on favorable terms, or at all, at a time when we would choose to access debt capital markets, (3) the capital expenditure requirements of our business are different than our expectations, (4) our credit metrics are weaker than our targeted levels, (5) the cash flows from operations do not meet our current estimates or (6) any other unexpected factors, such as capitalization or other requirements imposed by the PUCT, were to impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

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

Management expects the future operating cash flows, along with access to financial markets, will be sufficient to meet any future operating requirements and forecasted capital investment opportunities. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms, or at all, at a time when we would like, or need, to access those markets, our ability to fund capital expenditures under our leases or to comply with the REIT distribution rules could be adversely affected.

Capital Expenditures

Our total capital expenditures for the three months ended March 31, 2016 and 2015 were $58.5 million and $67.2 million, respectively. On an accrual basis, capital expenditures for the three months ended March 31, 2016 and 2015 were $54.0 million and $54.7 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures and cash for additions to electric plant on the Consolidated Statements of Cash Flows due in part to differences in construction costs incurred during the period versus cash paid during the period.

We expect to have significant future capital expenditures as a result of the growth in Sharyland’s service territory. During the fall of each year, Sharyland provides us a rolling three year budget that sets forth anticipated capital expenditures related to Footprint Projects. Additionally, Sharyland provides us a quarterly update to determine if any material changes to the budget have been identified. The table below shows the estimated aggregate capital expenditures on an accrual basis we expect for Footprint Projects during 2016 through 2018. We intend to fund these capital expenditures with a mix of debt and cash flows from operations. Our three year capital expenditures forecast reflects estimates of the requirements to improve the reliability of our existing system and meet the identified and expected requirements of customers, reflecting the historical and estimated future growth in our service territories.

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

Dividends and Distributions

We intend to target a payout ratio of 80-90% of our annual cash available for distribution through regular quarterly cash dividends. On March 2, 2016, our board of directors approved a cash distribution by our Operating Partnership to all unit holders of record on March 31, 2016 of $0.25 per unit, or $1.00 per unit on an annualized basis, for a total distribution of $15.2 million ($10.9 million to InfraREIT, Inc.). Also on March 2, 2016, our board of directors declared a cash dividend to stockholders of record of InfraREIT, Inc. on March 31, 2016 of $0.25 per share of common stock, or $1.00 per share on an annualized basis, for a total of $10.9 million. The cash distribution and cash dividend were paid on April 21, 2016.

We paid a total of $13.6 million and $25.8 million in dividends and distributions during the three months ended March 31, 2016 and 2015, respectively. The $25.8 million paid during the three months ended March 31, 2015 all related to the time period before our IPO. The dividend declared after our IPO was not paid until the second quarter of 2015.

Credit Arrangements

We have two revolving credit facilities and senior secured notes. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Operating Partnership Revolving Credit Facility

In 2014, our Operating Partnership entered into a $75.0 million revolving credit facility led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all of the assets of the Operating Partnership. In addition, InfraREIT, Inc. and Transmission and Distribution Company, LLC (TDC), a subsidiary of our Operating Partnership, guarantee the revolving credit facility, and the TDC guarantee is secured by the assets of, and the Operating Partnership’s equity interest in, TDC on materially the same basis as with TDC’s senior secured notes described below.

The credit agreement requires our Operating Partnership to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including: limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The credit agreement also contains restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland. The revolving credit facility is subject to customary events of default. If an event of default occurs or is continuing, the lenders may accelerate amounts due under the revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

At March 31, 2016 and December 31, 2015, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of March 31, 2016 and December 31, 2015, our Operating Partnership was in compliance with all covenants under the credit agreement.

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

At March 31, 2016, SDTS had no borrowings or letters of credit outstanding and $250.0 million of borrowing capacity available under this revolving credit facility. At December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05% with no letters of credit outstanding and $196.0 million of borrowing capacity available under this revolving credit facility. As of March 31, 2016 and December 31, 2015, SDTS was in compliance with all covenants under its credit agreement.

Senior Secured Notes

In connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2020. Principal and interest on these senior secured notes are payable quarterly and these senior secured notes are collateralized by the equity interests of TDC and certain accounts of TDC. As of March 31, 2016, $18.4 million of principal was outstanding under these senior secured notes.

In December 2015, SDTS issued $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025, and in January 2016 issued an additional $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of March 31, 2016, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively. The proceeds received in December 2015 from the issuance of the Series A Notes were used to repay the outstanding principal and interest on the Sharyland Projects, LLC (SPLLC) term loan described below, and the proceeds received from the January 2016 issuance of the Series B Notes were used to repay our outstanding balances on the SDTS revolving credit facility and for general operating purposes.

In 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes), which mature on December 30, 2029. Principal and interest on these senior secured notes are payable quarterly. As of March 31, 2016, $44.0 million of principal was outstanding under these senior secured notes. In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock) in 2010, our subsidiaries entered into several different debt arrangements, including $110.0 million aggregate principal amount of 6.47% per annum senior secured notes SDTS issued to The Prudential Insurance Company of America (2010 Notes), which mature on September 30, 2030. Principal and interest on these senior secured notes are payable quarterly. As of March 31, 2016, $100.6 million of principal was outstanding under these senior secured notes.

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The agreements governing the senior secured notes contain certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. As of March 31, 2016 and December 31, 2015, SDTS and TDC were in compliance with all covenants under the applicable agreements.

CREZ Construction Loan

In 2011, SPLLC, at the time one of our subsidiaries, entered into a construction term loan agreement syndicated to a group of international banks, and issued fixed rate notes to The Prudential Insurance Company of America and affiliates (Fixed Rate Notes). In 2014, the construction term loan was converted into a term loan. In December 2015, the outstanding principal and interest on the term loan were paid in full with proceeds from SDTS’s Series A Notes.

The Fixed Rate Notes have a principal balance of $60.0 million which is due in full on June 20, 2018. Interest is payable quarterly at an interest rate of 5.04% per annum. The Fixed Rate Notes do not provide for any principal payments. In December 2015, the Fixed Rate Notes were assumed by SDTS in connection with the merger of SPLLC into SDTS. The carrying amount of the Fixed Rate Notes was $60.0 million at March 31, 2016 and December 31, 2015.

The credit agreement governing the Fixed Rate Notes contains certain default triggers, related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. SDTS was in compliance with all covenants for the Fixed Rate Notes as of March 31, 2016 and December 31, 2015.

The Series A Notes, Series B notes, 2009 Notes, 2010 Notes and Fixed Rate Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above.

Cash Flows

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Cash flows from operating activities — Net cash provided by operating activities was $32.5 million and $25.2 million during the three months ended March 31, 2016 and 2015, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the three months ended March 31, 2016 compared to the same period of 2015, combined with more cash provided by working capital changes during the 2016 period compared to the 2015 period.

Cash flows from investing activities — Net cash used in investing activities was $58.5 million and $197.3 million during the three months ended March 31, 2016 and 2015, respectively. During the first three months of 2016, we used $58.5 million for the capital expenditures related to the construction of our T&D assets compared to $67.2 million during the same period of 2015. During 2015, we used $172.4 million of our IPO proceeds as cash consideration in the Merger which was partially offset by our receipt of cash proceeds of $41.2 million from the sale of the Cross Valley transmission line (Cross Valley Project) and Golden Spread Electric Cooperative interconnection (Golden Spread Project) to Hunt or one of its affiliates and our sale of marketable securities for cash of $1.1 million. We did not have similar transactions during 2016.

Cash flows from financing activities — Net cash provided by financing activities was $29.9 million and $243.1 million during the three months ended March 31, 2016 and 2015, respectively. The decrease related primarily to our receipt of net cash proceeds of $493.7 million from our IPO during the first quarter of 2015. We did not receive any cash proceeds from the issuance of equity during the first quarter of 2016. Additionally, we had repayments of borrowings of $257.8 million and dividends and distributions of $25.8 million, partially offset by borrowings of $33.0 million, in 2015, compared to repayments of borrowings of $55.8 million and dividends and distributions of $13.6 million, partially offset by borrowings of $100.0 million, in 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016 and December 31, 2015.

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

For a description of our critical accounting policies and estimates, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 3, 2016. There have been no material changes to these policies during the three months ended March 31, 2016.

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principals

We use certain financial measures that are not recognized under U.S. GAAP. The non-GAAP financial measures used in this report include Non-GAAP earnings per share (Non-GAAP EPS); cash available for distribution (CAD); earnings before interest, taxes, depreciation and amortization (EBITDA); EBITDA as adjusted in the manner described below (Adjusted EBITDA); funds from operations (FFO) and FFO adjusted in the manner described below (AFFO). We derive these measures as follows to appropriately show our core operational performance:

•	We define non-GAAP net income as net income (loss) adjusted in a manner we believe is appropriate to show our core operational performance, including:
•	adding back the non-cash reorganization structuring fee;
•	adding back the reorganization expense related to our IPO and related reorganization transactions;
•	adding back the expense related to the contingent consideration issued as deemed capital credits;
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
•

We define Non-GAAP EPS as non-GAAP net income (loss) divided by the weighted average shares outstanding calculated in the manner described in the footnotes in the Non-GAAP EPS reconciliation tables below.

•

We define CAD in a manner we believe is appropriate to show our core operational performance, which includes a deduction of the portion of capital expenditures needed to maintain our net assets which equals depreciation expense within the applicable period. The portion of capital expenditures in excess of depreciation, which we refer to as growth capital expenditures, will increase net assets. The CAD calculation also includes adjustments for the amortization of deferred financing costs and stock compensation expense along with various other adjustments from net income that are consistent with the adjustments made to Non-GAAP EPS, FFO or EBITDA, which are more fully explained above and below.

•	We define EBITDA as net income (loss) before interest expense, net; income tax expense; depreciation and amortization.
•	Adjusted EBITDA is defined as EBITDA adjusted in a manner we believe is appropriate to show our core operational performance, including:
•	adding back the non-cash reorganization structuring fee;
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
•

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our consolidated financial statements results in FFO representing net income (loss) before depreciation, impairment of assets and gain (loss) on sale of assets. FFO does not represent cash generated from operations as defined by U.S. GAAP and it is not indicative of cash available to fund all cash needs, including distributions.

•	AFFO is FFO adjusted for the same items that are used to adjust net income for Adjusted EBITDA.

Our management uses Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO as important supplemental measures of our operating performance. For example, management uses the CAD measurement when recommending dividends to our board of directors. We also present our non-GAAP performance measures because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. We have a diverse set of investors, including investors that primarily focus on utilities, yieldcos, master limited partnerships (MLPs) or REITs. Our management believes that each of these different classes of investors focus on different types of metrics in the evaluation of us. For instance, many utility investors focus on earnings per share (EPS) and we believe our presentation of Non-GAAP EPS enables a better comparison to other utilities. Our management believes it is appropriate to calculate and provide these measures in order to be responsive to these investors. Including reporting on these measures in our public disclosures also enables that this information is available to all our investors. The presentation of Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with U.S. GAAP, nor are they indicative of funds available to fund our cash needs, including capital expenditures, make payments on our indebtedness or make distributions. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies that do not use our same methodology. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income, cash flows from operating activities or revenues.

Non-GAAP EPS was $0.31 per share for the three months ended March 31, 2016 compared to $0.33 per share for the three months ended March 31, 2015, representing a decrease of 6.1%. Non-GAAP EPS during the three months ended March 31, 2016 and 2015 was based on 60.6 million and 55.0 million weighted average shares outstanding, respectively.

For the three months ended March 31, 2016, CAD was $19.3 million, or $0.32 per share, compared to $18.3 million, or $0.30 per share, for the three months ended March 31, 2015. Beginning with the quarter ended March 31, 2016, we changed the share amount used for our CAD per share calculation from an outstanding share amount as of the end of the respective time period to the weighted average shares outstanding during the respective time period, in order to be consistent with our other per share calculations. Accordingly, CAD per share at March 31, 2016 was based on 60.6 million weighted average shares outstanding during the quarter. CAD per share at March 31, 2015 was based on 60.6 million shares outstanding as of that date. CAD per share calculations prior to March 31, 2016 will continue to be presented based on our historical method of calculation and, therefore, may not be comparable to CAD per share amounts calculated on a weighted average basis.

Adjusted EBITDA was $38.1 million for the three months ended March 31, 2016 compared to $34.4 million for the three months ended March 31, 2015, representing an increase of $3.7 million, or 10.8%. For the three months ended March 31, 2016, AFFO was $29.1 million compared to $26.8 million in the same period in 2015, representing an increase of $2.3 million, or 8.6%.

Non-GAAP EPS

The following sets forth a reconciliation of net income (loss) attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS per share:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(In thousands, except share amounts, unaudited)	Amount	Per Share (3)	Amount	Per Share (4)
Net income (loss) attributable to InfraREIT, Inc.	$6,315	$0.15	$(26,873)	$(0.65)
Net income (loss) attributable to noncontrolling interest	2,462	0.14	(9,000)	(0.65)
Net income (loss)	8,777	0.15	(35,873)	(0.65)
Non-cash reorganization structuring fee	—	—	44,897	0.82
Reorganization expenses	—	—	333	—
Percentage rent adjustment (1)	6,990	0.11	6,464	0.12
Base rent adjustment (2)	3,035	0.05	2,063	0.04
Non-GAAP net income	$18,802	$0.31	$17,884	$0.33

(1)

Represents the difference between the amount of percentage rent payments and the amounts recognized during the applicable period, if, any. Although we receive percentage rent payments related to each quarter, we do not recognize lease revenue related to percentage rent payments until our tenant’s annual gross revenues exceed minimum specified annual breakpoints under the leases.

(2)

This adjustment relates to the difference between the timing of cash base rent payments made under our leases and when we recognize base rent revenue under U.S. GAAP. We recognize base rent on a straight-line basis over the applicable term of the lease commencing when the related assets are placed in service, which is frequently different than the period in which the cash base rent becomes due.

(3)

The weighted average common shares outstanding of 43.6 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding of 17.0 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding of 60.6 million was used for the remainder of the per share calculations for the three months ended March 31, 2016.

(4)

The weighted average common shares outstanding of 41.2 million was used to calculate net loss attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding of 13.8 million was used to calculate the net loss attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding of 55.0 million was used for the remainder of the per share calculations for the three months ended March 31, 2015.

CAD

The following sets forth a reconciliation of net income (loss) to CAD:

	Three Months Ended March 31,
(In thousands, except share amounts, unaudited)	2016		2015
Net income (loss)	$8,777		$(35,873)
Depreciation	11,074		9,508
Non-cash reorganization structuring fee	—		44,897
Percentage rent adjustment (1)	6,990		6,464
Base rent adjustment (2)	3,035		2,063
Amortization of deferred financing costs	1,003		912
Reorganization expenses	—		333
Non-cash equity compensation	292		123
Other income, net (3)	(759)		(626)
Capital expenditures to maintain net assets	(11,074)		(9,508)
CAD	$19,338		$18,293
Shares (mm of shares) (4)	60.6	(5)	60.6	(6)
CAD per share	$0.32		$0.30

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.

(3)	Includes AFUDC on other funds of $0.8 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.
(4)

As of March 31, 2016, we changed the share amount from an outstanding share amount at the end of the respective time period to the weighted average shares outstanding during the respective time period to be consistent with our other per share calculations. Calculations prior to March 31, 2016 will continue using the shares outstanding at the end of the respective time period.

(5)	Consists of 43.6 million weighted average common shares outstanding and 17.0 million weighted average redeemable partnership units outstanding as of March 31, 2016.
(6)	Consists of 43.6 million outstanding shares and 17.0 million redeemable partnership units outstanding as of March 31, 2015.

EBITDA and Adjusted EBITDA

The following sets forth a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands, unaudited)	2016	2015
Net income (loss)	$8,777	$(35,873)
Interest expense, net	8,842	7,422
Income tax expense	186	208
Depreciation	11,074	9,508
EBITDA	28,879	(18,735)
Non-cash reorganization structuring fee	—	44,897
Percentage rent adjustment (1)	6,990	6,464
Base rent adjustment (2)	3,035	2,063
Reorganization expenses	—	333
Other income, net (3)	(759)	(626)
Adjusted EBITDA	$38,145	$34,396

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

FFO

The following sets forth a reconciliation of net income (loss) to FFO and AFFO:

	Three Months Ended March 31,
(In thousands, unaudited)	2016	2015
Net income (loss)	$8,777	$(35,873)
Depreciation	11,074	9,508
FFO	19,851	(26,365)
Non-cash reorganization structuring fee	—	44,897
Percentage rent adjustment (1)	6,990	6,464
Base rent adjustment (2)	3,035	2,063
Reorganization expenses	—	333
Other income, net (3)	(759)	(626)
AFFO	$29,117	$26,766

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

Financial Information Related to Our Tenant

We have legal title to our T&D assets; however, Sharyland maintains operational control of those assets through the leases and through its managing member interest in SDTS and is responsible for construction and maintenance of our T&D assets. These rights and obligations constitute continuing involvement, which results in failed sale-leaseback financing accounting with respect to the lease of our T&D assets in Sharyland’s financial statements. Under failed sale-leaseback financing accounting, Sharyland is treated as the owner of the assets under all lease agreements, including T&D assets currently under construction. Consequently, our T&D assets, including any T&D assets currently under construction, are reflected as assets, and an estimate of Sharyland’s lease obligations to us are reflected as liabilities, on Sharyland’s balance sheet.

In addition to Sharyland’s financial information in accordance with U.S. GAAP, we are presenting Sharyland’s non-GAAP financial information below which removes the effect of the sale-leaseback accounting. This non-GAAP financial information is reviewed by our management and board of directors in evaluating Sharyland’s results of operations and financial condition. Although our management considers Sharyland’s U.S. GAAP financial information as well, we believe this non-GAAP financial information provides important supplemental evidence regarding Sharyland’s ability to meet its rent obligations to us, and we believe it is helpful to our investors in understanding our tenant’s financial condition without the additional implications of the failed sale-leaseback accounting.

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

Sharyland acquired the Golden Spread Project in March 2016. The acquisition was accounted for as a combination of entities under common control whereby the net assets acquired were combined with Sharyland at their carrying value. Balance sheet information as of December 31, 2015 has been adjusted to reflect the acquisition of the Golden Spread Project. Accordingly, the non-GAAP reconciliations presented below give effect to the Golden Spread Project acquisition.

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$2,365	$4,085
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	7,500	6,300
Add: Failed sale-leaseback interest expense	32,800	29,100
Deduct: Rent expense	43,200	38,000
Sharyland's management reported net (loss) income	(535)	1,485
Adjustments:
Add: Interest (income) expense, net	(133)	40
Add: Income tax expense	357	477
Add: Depreciation and amortization	2,168	1,318
Add: Rent expense	43,200	38,000
EBITDAR	$45,057	$41,320
Ratio of EBITDAR to rent expense	1.04x	1.09x

	March 31, 2016
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$64,921	$—	$64,921
Property, plant and equipment, net	1,673,381	(1,569,674)	103,707
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	34,568	(23,232)	11,336
Total Assets	$1,773,970	$(1,592,906)	$181,064
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$38,262	$—	$38,262
Current portion of financing obligation	36,192	(36,192)	—
Due to affiliates	26,197	—	26,197
Fair value of derivatives	58		58
Current state margin tax payable	2,309	—	2,309
Total current liabilities	103,018	(36,192)	66,826
Long-term financing obligations	1,559,638	(1,559,638)	—
Long-term debt	51,200	—	51,200
Regulatory liabilities	6,310	—	6,310
Other post-employment benefits (OPEB) and other long-term liabilities	8,570	—	8,570
Total liabilities	1,728,736	(1,595,830)	132,906
Commitments and contingencies	1,163	—	1,163
Partners' capital	44,071	2,924	46,995
Total Partners' Capital and Liabilities	$1,773,970	$(1,592,906)	$181,064

	December 31, 2015
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$94,390	$—	$94,390
Property, plant and equipment, net	1,610,640	(1,517,820)	92,820
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	34,767	(23,045)	11,722
Total Assets	$1,740,897	$(1,540,865)	$200,032
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$59,719	$—	$59,719
Current portion of financing obligation	32,006	(32,006)	—
Due to affiliates	27,085	—	27,085
Fair value of derivatives	26	—	26
Current state margin tax payable	1,545	—	1,545
Total current liabilities	120,381	(32,006)	88,375
Long-term financing obligations	1,513,346	(1,513,346)	—
Long-term debt	59,200	—	59,200
Regulatory liabilities	5,940	—	5,940
OPEB and other long-term liabilities	8,787	—	8,787
Total liabilities	1,707,654	(1,545,352)	162,302
Commitments and contingencies	1,163	—	1,163
Partners' capital	32,080	4,487	36,567
Total Partners' Capital and Liabilities	$1,740,897	$(1,540,865)	$200,032

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2016, there were no outstanding balances on our revolving credit facilities.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

Each risk factor below amends and restates the corresponding risk factor previously disclosed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Our T&D assets and our tenant’s operations are subject to governmental regulation and oversight that could adversely impact our expected returns and operating results.

Both Sharyland and SDTS, our subsidiary, are regulated by the PUCT, and decisions by the PUCT, including in some circumstances in proceedings in which we are not involved directly as a party, can directly impact our business. Although rate regulation is premised on the timely recovery of prudently incurred costs and the opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the PUCT will determine that all of our rate base can be recovered through Sharyland’s rates, or that the PUCT will not otherwise make regulatory determinations that adversely affect our T&D assets or Sharyland’s operations. The PUCT could, among other things, determine that certain capital expenditures should not be included in our tenant’s rates, or the PUCT could challenge other regulatory judgments, such as those related to affiliate charges, operations and maintenance expenses, tax elections, rate case expenses, regulatory assets and other matters. Sharyland filed a rate case with the PUCT on April 29, 2016, and the timing and outcome of Sharyland’s rate case is uncertain. Recent events, including complaints from ratepayers in Sharyland’s service territory regarding Sharyland’s delivery rates, have placed Sharyland under heightened scrutiny and may affect the outcome of the rate case. Any adverse determinations by the PUCT in the rate case could adversely affect the amount of percentage rent we receive as well as Sharyland’s ability to meet its obligations to pay us rent pursuant to the leases. Such determinations are likely to affect the rental rates to which Sharyland will agree upon any extension or renewal of a lease or the negotiation of an amended lease supplement. Furthermore, if the PUCT made a determination that adversely affected our rate base, and as a result, Sharyland was unable to meet its rent obligations and we terminated the related lease, it is unlikely that the replacement tenant would be willing to pay us rent for anything other than the PUCT approved rate base amount. Also, if the PUCT makes a determination that adversely affects the amount of our rate base, we may need to take accounting charges that impair our assets, which could further adversely affect our results of operations and financial condition.

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

We will not be able to materially increase our lease revenue unless the rate base of our T&D assets grows. We expect to increase our rate base by funding Footprint Projects and acquiring ROFO Projects and other T&D assets from Hunt or third parties. Our ability to grow our rate base and revenues in the manner we expect depends on Footprint Projects meeting or exceeding our capital expenditure budgets, Hunt’s ability to develop and construct ROFO Projects and our ability to acquire ROFO Projects or other T&D assets from Hunt or third parties on acceptable terms. There are a number of factors that could impact the amount of available investment in Footprint Projects and ROFO Projects, including the number of and capital needs associated with requests by electricity generators to connect to our transmission facilities; population, economic and load growth in our territories, in particular in our territory located in the Permian Basin, where growth may be adversely affected by the impact of lower oil and gas prices on economic activity in the region; and Hunt Developer’s ability to develop and complete ROFO Projects. In March 2016, the Conflicts Committee of our board of directors decided, in light of recent market conditions at that time, to postpone consideration of the purchase of the Golden Spread Project and the Cross Valley Project. The Golden Spread Project was transferred to Sharyland in March 2016, and the Cross Valley Project is expected to be transferred to Sharyland prior to energization. Although Hunt has informed us that it expects to offer the Golden Spread Project and Cross Valley Project to us again in the future, it has no obligation to do so, and Sharyland could hold the projects indefinitely, and there is no guarantee that we will be able to negotiate acceptable terms for the purchase upon any subsequent offer. If our forecasts regarding capital needs associated with our growth strategy prove to be inaccurate and capital needs are less than budgeted, or if we continue to be unable to negotiate for the acquisition of ROFO Projects in line with estimates or on terms acceptable to the Conflicts Committee of our board of directors, our growth would be less than we expect, which could affect our financial condition, results of operations and our ability to make distributions to our stockholders.

If the PUCT were to impose conditions on us similar to the conditions that the PUCT imposed in connection with the Oncor change of control process, our business could be adversely affected.

Oncor Electric Delivery Company LLC (Oncor) is currently the subject of a change of control proceeding with the PUCT, pursuant to which Hunt intends to participate in the acquisition of Oncor and restructure it into a REIT. On March 24, 2016, the PUCT approved the Oncor change of control, subject to conditions in the final order (the Oncor Order). As part of the Oncor regulatory change of control process, the PUCT considered various aspects of the REIT structure proposed in that transaction, which is similar to the REIT structure we have established with Sharyland. For example, in determining an electric utility’s tariff, part of the cost of service is an income tax allowance (ITA). In Texas, the PUCT first determines the appropriate investment return on equity for the utility and then grosses up the return on equity to cover the taxes imposed on the utility’s income. Although the PUCT’s provision of an ITA for C corporations and pass-through entities is well established, and we believe, a matter of settled law in Texas, in the Oncor Order the PUCT indicated that Oncor may not be permitted to recover a full ITA if its parent elects REIT status. The PUCT has since opened a rulemaking proceeding to consider the recoverability of the ITA for federal income tax expenses for all Texas utilities, although the PUCT recently indicated that it intended to defer consideration of this rulemaking until the conclusion of the Sharyland rate case and other contemplated Oncor-related proceedings involving the REIT structure. The standard in Texas for approving a sale-transfer-merger proceeding such as the Oncor acquisition requires the PUCT to make a determination that the transaction is in the public interest, and that standard will not apply to our pending rate case. However, in light of the Oncor Order and the new ITA rulemaking, it is possible that Sharyland’s ability to include the ITA in its rates could change, or the amount of that ITA could be changed. Further, in the Oncor Order, the PUCT also concluded, among other things, that (1) the lease in the proposed REIT structure is a tariff that is explicitly subject to regulation by the PUCT; (2) the PUCT did not have the authority to treat the landlord and the tenant in the proposed REIT structure as one combined entity for rate-making purposes; (3) the landlord entity in the proposed REIT structure (in addition to the tenant) was required to obtain its own separate certificate of convenience and necessity (CCN); (4) both the landlord and the tenant entity in the proposed REIT structure were to be subject to special PUCT-mandated governance provisions and restrictions; and (5) the landlord in the proposed REIT structure was required to provide a liquidity facility to the tenant. Hunt and other parties to the Oncor change of control proceedings have filed a motion for rehearing challenging a number of these conditions.

Furthermore, pursuant to the restructuring order we received from the PUCT in 2008, these conditions do not currently apply to us, and the rate case filing that Sharyland made on April 29, 2016 was made in a manner consistent with the requirements of the 2008 order applicable to us. However, as part of the Sharyland rate case or otherwise, the PUCT could determine that some of these conditions should apply to our structure, which could impose additional costs on, and otherwise adversely affect, our business.

Our growth depends in part on our ability to make strategic acquisitions that add to our rate base, including through acquisition of ROFO Projects, but there is no guarantee that we will be able to initiate or complete any of these investments or, if completed, that the investment will result in the benefits anticipated.

We have a right of first offer with respect to ROFO Projects during the term of the development agreement with Hunt Developer. We also expect that Hunt will pursue additional development opportunities for other T&D projects and will offer us the opportunity to acquire such projects in the future, although it is under no obligation to do so. However, there is no guarantee that the ROFO Projects or any other projects that Hunt Developer may offer to us will be attractive to us at the time we receive an offer from Hunt Developer, or that we will be able to agree with Hunt and any other owners of the applicable project on terms that are acceptable to us. For example, in March 2016, the Conflicts Committee of our board of directors decided, in light of recent market conditions at that time, to postpone consideration of the purchase of the Golden Spread Project and Cross Valley Project, for which negotiations had previously been ongoing. The Golden Spread Project was transferred to Sharyland in March 2016, and the Cross Valley Project is expected to be transferred to Sharyland prior to energization. Although Hunt has informed us that it expects to offer the Golden Spread Project and Cross Valley Project to us again in the future, Hunt has no obligation to do so, Sharyland could hold the projects indefinitely, and there is no guarantee that we will be able to negotiate acceptable terms for the purchase upon any subsequent offer.

There have been no other material changes in our risk factors during the three months ended March 31, 2016 from those previously disclosed in Part 1, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should carefully consider the risk factors discussed in our 2015 Form 10-K and above, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Update on Legal Status of Development Projects

In November 2015 and February 2016, the Conflicts Committee received an offer for the purchase of the Golden Spread Project and Cross Valley Project, respectively. However, we announced on March 10, 2016 that the Conflicts Committee had decided to postpone consideration of the purchase of the Golden Spread Project and Cross Valley Project. Instead, the Golden Spread Project was transferred to Sharyland and the Cross Valley Project is expected to be transferred to Sharyland.

Hunt has informed us that it expects to offer the Golden Spread Project and Cross Valley Project to us again in the future; however, it has no obligation to do so, and Sharyland could hold the projects indefinitely. Nevertheless, the development agreement continues to provide us with certain rights with respect to the Golden Spread Project and Cross Valley Project that limit Sharyland’s ability to transfer either project to a third-party. Initially, Sharyland is permitted to transfer the ROFO Project to a third-party during an 18-month “unrestricted period,” but it may only do so on terms and conditions generally no more favorable to such third-party than those previously offered by Hunt to us. Following the unrestricted period, however, Sharyland would have to reengage in negotiations with us before it could transfer the Golden Spread Project or Cross Valley Project to a third-party. Further, nothing in the development agreement precludes us from reinitiating purchase discussions with respect to these projects at any time.

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

Tenth Amended and Restated Rent Supplement (McAllen Lease), dated February 26, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed March 3, 2016 and incorporated herein by reference).

10.2	—

Tenth Amended and Restated Rent Supplement (Stanton/Brady/Celeste Lease), dated February 26, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed March 3, 2016 and incorporated herein by reference).

10.3	—

Eighth Amended and Restated Rent Supplement (CREZ Lease), dated February 26, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed March 3, 2016 and incorporated herein by reference).

10.4	—

Fifth Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated February 26, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed March 3, 2016 and incorporated herein by reference).

10.5	—

Third Amendment, dated February 19, 2016, to the Amended and Restated Note Purchase Agreement, dated July 13, 2010, among Transmission and Distribution Company, L.L.C., The Prudential Insurance Company of America, PRUCO Life Insurance Company and Prudential Retirement Insurance and Annuity Company (filed as exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed March 3, 2016 and incorporated herein by reference).

10.6	—

InfraREIT, Inc. Second Amended and Restated Registration Rights and Lock-Up Agreement, dated as of March 1, 2016, among the Registrant and each of the persons listed on Schedule A thereto (filed as exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed March 3, 2016 and incorporated herein by reference).

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of March 31, 2016

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ David A. Campbell
David A. Campbell
Date: May 5, 2016	President, Chief Executive Officer and Director
/s/ Brant Meleski
Brant Meleski
Date: May 5, 2016	Senior Vice President and Chief Financial Officer