Form 10-Q
period 2016-06-30
InfraREIT, Inc.
filed 2016-08-03
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016, 43,764,471 shares of common stock were issued and outstanding.

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

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (we or Company) current expectations, contain projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures, expected lease payments, infrastructure programs, estimated cash flow projections and estimated distributions to our stockholders. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

decisions by regulators or changes in governmental policies or regulations with respect to our organizational structure, lease arrangements, capitalization, acquisitions and dispositions of assets, recovery of investments, our authorized rate of return and other regulatory parameters;

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2016; Part II, Item 1A., Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016; and Part II, Item 1A., Risk Factors of this Quarterly Report on Form 10-Q.

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

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise or except as otherwise noted, the words “Company,” “InfraREIT,” “we,” “our” and “us” refer to InfraREIT, L.L.C., before giving effect to the Merger, and InfraREIT, Inc., after giving effect to the Merger, as the context requires, and also refer to the registrant’s subsidiaries, including InfraREIT Partners, LP (Operating Partnership or InfraREIT LP), a Delaware limited partnership. Hunt Consolidated, Inc. (HCI) and its subsidiaries (collectively, Hunt) includes Hunt Utility Services, LLC (Hunt Manager) and Hunt Transmission Services, L.L.C. (Hunt Developer). Our tenant is Sharyland Utilities, L.P. (Sharyland). Unless otherwise indicated or the context requires, all information in this Quarterly Report on Form 10-Q gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in our Operating Partnership, which we effected on January 29, 2015.

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,806	$9,471
Restricted cash	1,682	1,682
Due from affiliates	24,600	31,172
Inventory	6,648	6,731
Prepaids and other current assets	1,050	560
Total current assets	44,786	49,616
Electric Plant, net	1,539,722	1,434,531
Goodwill	138,384	138,384
Other Assets	39,638	40,979
Total Assets	$1,762,530	$1,663,510
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$35,537	$22,943
Short-term borrowings	48,500	54,000
Current portion of long-term debt	7,633	7,423
Dividends and distributions payable	15,158	13,634
Accrued taxes	3,791	3,312
Total current liabilities	110,619	101,312
Long-Term Debt, Less Deferred Financing Costs	713,452	617,305
Regulatory Liability	16,024	10,625
Total liabilities	840,095	729,242
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,575,727 and 43,565,495 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	436	436
Additional paid-in capital	702,391	702,213
Accumulated deficit	(33,389)	(24,526)
Total InfraREIT, Inc. equity	669,438	678,123
Noncontrolling interest	252,997	256,145
Total equity	922,435	934,268
Total Liabilities and Equity	$1,762,530	$1,663,510

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Lease revenue	$33,785	$29,458	$67,450	$58,830
Operating costs and expenses
General and administrative expense	4,980	4,728	10,525	53,461
Depreciation	11,410	9,671	22,484	19,179
Total operating costs and expenses	16,390	14,399	33,009	72,640
Income (loss) from operations	17,395	15,059	34,441	(13,810)
Other (expense) income
Interest expense, net	(9,055)	(6,939)	(17,897)	(14,361)
Other income, net	1,137	847	1,896	1,473
Total other expense	(7,918)	(6,092)	(16,001)	(12,888)
Income (loss) before income taxes	9,477	8,967	18,440	(26,698)
Income tax expense	293	124	479	332
Net income (loss)	9,184	8,843	17,961	(27,030)
Less: Net income (loss) attributable to noncontrolling interest	2,576	2,481	5,038	(6,519)
Net income (loss) attributable to InfraREIT, Inc.	$6,608	$6,362	$12,923	$(20,511)
Net income (loss) attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.15	$0.15	$0.30	$(0.48)
Diluted	$0.15	$0.15	$0.30	$(0.48)
Cash dividends declared per common share	$0.250	$0.225	$0.500	$0.625

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$17,961	$(27,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,484	19,179
Amortization of deferred financing costs	2,007	1,824
Allowance for funds used during construction — other funds	(1,896)	(1,481)
Reorganization structuring fee	—	44,897
Realized gain on sale of marketable securities	—	(66)
Equity based compensation	520	308
Changes in assets and liabilities:
Due from affiliates	6,572	6,046
Inventory	83	455
Prepaids and other current assets	(490)	(855)
Accounts payable and accrued liabilities	13,308	7,683
Net cash provided by operating activities	60,549	50,960
Cash flows from investing activities
Additions to electric plant	(120,615)	(115,627)
Proceeds from sale of assets	—	41,211
Sale of marketable securities	—	1,065
Cash paid to InfraREIT, L.L.C. investors in the merger, net of cash assumed	—	(172,400)
Net cash used in investing activities	(120,615)	(245,751)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	—	493,722
Proceeds from short-term borrowings	50,500	33,000
Repayments of short-term borrowings	(56,000)	(253,000)
Proceeds from borrowings of long-term debt	100,000	—
Repayments of long-term debt	(3,660)	(9,569)
Deferred financing costs	(649)	(153)
Dividends and distributions paid	(28,790)	(34,326)
Net cash provided by financing activities	61,401	229,674
Net increase in cash and cash equivalents	1,335	34,883
Cash and cash equivalents at beginning of period	9,471	15,612
Cash and cash equivalents at end of period	$10,806	$50,495

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

Basis of Presentation

InfraREIT, Inc. is a Maryland corporation and the surviving corporation of a merger (Merger) with InfraREIT, L.L.C., a Delaware limited liability company, completed on February 4, 2015 in connection with the initial public offering (IPO) of InfraREIT, Inc. and related transactions effected during the first quarter of 2015 (collectively, the Reorganization). For additional information related to our IPO and Reorganization, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2016.

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

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.

We held 71.9% of the outstanding partnership units (OP Units) in InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of June 30, 2016 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. MC Transmission Holdings, Inc., which is a subsidiary of Marubeni Corporation (Marubeni), seven members of our board of directors and affiliates of Hunt Consolidated, Inc. (HCI) held the other 28.1% of the outstanding OP Units as of June 30, 2016.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 was effective for periods beginning after December 15, 2015 with early adoption permitted. The adoption of the new guidance was applied on a retrospective basis with each balance sheet presented reflecting the new guidance along with transitional disclosures. The adoption did change the presentation of our financial position. As a result, $0.2 million of unamortized deferred financing costs were reclassified from other assets to long-term debt, less deferred financing costs on our Consolidated Balance Sheets as of December 31, 2015. The adoption of the new guidance did not have an impact on our results of operations or cash flows.

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

Our subsidiary, Sharyland Distribution & Transmission, L.L.C. (SDTS), is party to several lease agreements with Sharyland Utilities, L.P. (Sharyland) through which we lease all of our electric transmission and distribution assets (T&D assets) to Sharyland. Under the leases we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or distribution projects primarily situated within our distribution service territory, that physically hang from our existing transmission assets or that are physically located within one of our substations.

We earned lease revenues from Sharyland under these agreements of $33.8 million and $29.5 million during the three months ended June 30, 2016 and 2015, respectively. We earned $67.5 million and $58.8 million from Sharyland during the six months ended June 30, 2016 and 2015, respectively. In connection with our leases with Sharyland, we recorded a deferred rent liability of $24.0 million and $11.5 million as of June 30, 2016 and December 31, 2015, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our T&D assets. For the six months ended June 30, 2016 and 2015, the net amount of the payments we made to Sharyland was $120.1 million and $121.3 million, respectively.

As of June 30, 2016 and December 31, 2015, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $7.7 million and $9.2 million, respectively, related to amounts owed to Sharyland. As of June 30, 2016 and December 31, 2015, amounts due from affiliates on the Consolidated Balance Sheets included $24.6 million and $31.2 million, respectively, related to amounts owed by Sharyland associated with our leases.

Our management fee paid to Hunt Utility Services, LLC (Hunt Manager) for the six months ended June 30, 2016 and 2015 was $6.8 million and $5.8 million, respectively. As of June 30, 2016 and December 31, 2015, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. Additionally, during the six months ended June 30, 2016 and 2015, we paid Hunt Manager less than $0.1 million and $0.3 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

Our current management agreement with Hunt Manager provided for an annual base fee, or management fee, of $10.0 million through April 1, 2015. Effective as of April 1, 2015, the annual base fee was automatically adjusted to $13.1 million annually through March 31, 2016. Effective as of April 1, 2016, the annual base fee was automatically adjusted to $14.0 million annually through March 31, 2017. The base fee and each base fee going forward for the twelve month period beginning on each April 1 thereafter will equal 1.50% of our total equity (including noncontrolling interest) as of December 31 of the immediately preceding year, subject to a $30.0 million cap, unless a greater amount is approved by a majority of our independent directors or a committee comprised solely of independent directors. The term of the management agreement expires December 31, 2019 and will automatically renew for successive five-year terms unless a majority of our independent directors decides to terminate the agreement.

In connection with the organization of InfraREIT, L.L.C. in November 2010, our Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT), a subsidiary of HCI. Our Operating Partnership agreed to issue up to $82.5 million to Hunt-InfraREIT, pro-rata, as we funded the capital expenditures related to our competitive renewable energy zones (CREZ) project up to $737.0 million. In addition, our Operating Partnership also agreed to issue to Hunt-InfraREIT deemed capital credits in an amount equal to 5% of our capital expenditures on certain development projects. As of December 31, 2014, our Operating Partnership issued Hunt-InfraREIT an aggregate of 6.8 million Class A OP Units in respect of these obligations. On January 1, 2015, our Operating Partnership issued an additional 70,846 Class A OP Units to Hunt-InfraREIT, and, upon completion of our IPO, our Operating Partnership issued Hunt-InfraREIT an accelerated deemed capital credit equal to 983,418 Class A OP Units, which settled the related obligations to Hunt-InfraREIT. Following this issuance, our Operating Partnership no longer has the obligation to issue deemed capital credits or related equity to Hunt-InfraREIT. We recorded these capital account credits as asset acquisition costs included as part of the capital project in our construction work in progress (CWIP) balance.

In connection with the IPO, Reorganization and related transactions, we incurred an aggregate of $5.0 million of legal fees, a portion of which was paid to reimburse HCI and its subsidiaries (collectively, Hunt), to reimburse certain of our pre-IPO investors and to reimburse certain of our pre-IPO independent directors, in each case for legal expenses they incurred in connection with such transactions. Of the total legal fees incurred, $0.1 million of the legal fees were recorded during the first quarter of 2015. There were no such costs incurred after the completion of our IPO. For additional information related to our IPO and Reorganization refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.

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

3.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Electric plant:
Transmission plant	$1,134,030	$1,080,050
Distribution plant	519,953	457,988
General plant	15,951	15,655
Total plant in service	1,669,934	1,553,693
CWIP	122,612	121,602
Total electric plant	1,792,546	1,675,295
Accumulated depreciation	(252,824)	(240,764)
Electric plant, net	$1,539,722	$1,434,531

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various transmission and distribution projects underway. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $28.1 million and $28.6 million at June 30, 2016 and December 31, 2015, respectively.

In 2013, SDTS purchased from Southwestern Public Service Company approximately 66 miles of existing transmission lines and two substations located near Stanton, Texas for $37.1 million. SDTS holds legal title to the assets and they are subject to a lease with Sharyland. Sharyland has the responsibility for operating these T&D assets and complying with all applicable regulatory requirements. As of December 31, 2014, these transmission lines and substations were classified as electric plant held for future use within electric plant, net. During August 2015, the assets classified as electric plant held for future use were placed in service and reclassified to transmission plant within electric plant, net on the Consolidated Balance Sheets and began depreciating.

4.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of June 30, 2016 and December 31, 2015, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

5.	Other Assets

Other assets are as follows:

	June 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(300)	$667	$967	$(204)	$763
Other regulatory assets:
Deferred financing costs	27,761	(15,102)	12,659	27,112	(13,208)	13,904
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets, net	51,554	(15,102)	36,452	50,905	(13,208)	37,697
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$55,040	$(15,402)	$39,638	$54,391	$(13,412)	$40,979

Deferred financing costs on undrawn revolver consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility, see Note 6, Borrowings Under Credit Facilities.

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

Deferred costs recoverable in future years of $23.8 million at June 30, 2016 and December 31, 2015 represent operating costs incurred from inception of Sharyland through 2007. We have determined that these costs are probable of recovery through future rates based on orders of the Public Utility Commission of Texas (PUCT) in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock) in 2010, we received a participation in the National Rural Cooperative Corporation (NRUCFC). We account for this investment under the cost method of accounting. We believe that the investment is not impaired at June 30, 2016 and December 31, 2015.

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

At June 30, 2016 and December 31, 2015, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of June 30, 2016 and December 31, 2015, InfraREIT LP was in compliance with all covenants under the credit agreement.

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

At June 30, 2016, SDTS had $48.5 million of borrowings outstanding at a weighted average interest rate of 2.21%, no letters of credit outstanding and $201.5 million of remaining borrowing capacity available under this revolving credit facility. At December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05% with no letters of credit outstanding and $196.0 million of remaining borrowing capacity under this revolving credit facility. As of June 30, 2016 and December 31, 2015, SDTS was in compliance with all covenants under its credit agreement.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs under either facility and is continuing, the lenders may accelerate amounts due under such revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

7.	Long-Term Debt

Long-term debt consisted of the following:

		June 30, 2016		December 31, 2015
(In thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$18,125	8.50%	$18,750	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	—	N/A
Senior secured notes - $53.5 million	December 30, 2029	43,574	7.25%	44,512	7.25%
Senior secured notes - $110.0 million	September 30, 2030	99,531	6.47%	101,627	6.47%
Total SDTS debt		703,105		606,139
Total long-term debt		721,230		624,889
Less unamortized deferred financing costs		(145)		(161)
Total long-term debt, less deferred financing costs		721,085		624,728
Less current portion of long-term debt		(7,633)		(7,423)
Debt classified as long-term debt, less deferred financing costs		$713,452		$617,305

Senior Secured Notes – In 2010, in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on these senior secured notes are payable quarterly and these senior secured notes are collateralized by the equity interest of TDC and substantially all of the assets of TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 6, Borrowings Under Credit Facilities. In connection with the issuance of these senior secured notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with these senior secured notes was $0.1 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively. These costs were reclassified from other assets to long-term debt, less deferred financing costs on the Consolidated Balance Sheets in accordance with new accounting guidance adopted January 1, 2016, see Note 1, Description of Business and Presentation of Financial Statements.

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

In 2010, in connection with the acquisition of Cap Rock, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes). Principal and interest on these senior secured notes are payable quarterly.

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The agreements governing the senior secured notes contain certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. As of June 30, 2016 and December 31, 2015, SDTS and TDC were in compliance with all covenants under the applicable agreements.

Senior Secured Credit Facilities - In 2011, SPLLC entered into a construction term loan agreement syndicated broadly to a group of international banks, and issued fixed rate notes to The Prudential Insurance Company of America and affiliates (Fixed Rate Notes).

The $447.0 million construction term loan was converted into a term loan with a balance of $407.0 million in May 2014. After this conversion, interest accrued at LIBOR plus 2.25%. Interest under the term loan was payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan were payable quarterly after the conversion. The term loan had an interest rate of 2.44% at June 30, 2015.

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

The credit agreement governing the Fixed Rate Notes contains certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. SDTS was in compliance with all covenants for the Fixed Rate Notes as of June 30, 2016 and December 31, 2015.

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

We had borrowings totaling $721.2 million and $624.9 million under our senior secured notes with a weighted average interest rate of 4.64% and 4.78% per annum as of June 30, 2016 and December 31, 2015, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2016
Long-term debt	$721,230	$—	$790,687	$—
December 31, 2015
Long-term debt	$624,889	$—	$657,270	$—

9.	Regulatory Liability

Our regulatory liability is established through our depreciation rates related to cost of removal and represents amounts that we expect to incur in the future. As of June 30, 2016 and December 31, 2015, we recorded on the Consolidated Balance Sheets as a long-term liability $16.0 million and $10.6 million, respectively, net of actual removal costs incurred.

10.	Commitments and Contingencies

The amounts reported as regulatory assets as of June 30, 2016 and December 31, 2015 are subject to the review by the PUCT and as with all utility assets may change at a later date based on that review, see Note 5, Other Assets.

We are not a party to any legal proceedings other than legal proceedings arising in the ordinary course of business. We do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

11.	Equity

On June 3, 2016, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on June 30, 2016 of $0.25 per unit for a total distribution of $15.2 million ($10.9 million to InfraREIT, Inc.). Also, on June 3, 2016, our board of directors approved a cash dividend to stockholders of record of InfraREIT, Inc. on June 30, 2016 of $0.25 per share for a total of $10.9 million. The cash distribution and cash dividend were paid on July 21, 2016.

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

On June 5, 2015, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on June 30, 2015 of $0.225 per unit for a total distribution of $13.6 million ($9.8 million to InfraREIT, Inc.). Also, on June 5, 2015, our board of directors approved a cash dividend to stockholders of record of InfraREIT, Inc. on June 30, 2015 of $0.225 per share for a total of $9.8 million. The cash distribution and cash dividend were paid on July 23, 2015.

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

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of our Operating Partnership participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. As of June 30, 2016 and December 31, 2015, there were a total of 17.1 million and 17.0 million OP Units, respectively, held by the limited partners of the Operating Partnership.

During the six months ended June 30, 2016 and 2015, our Operating Partnership issued an aggregate of 29,722 and 28,000 long-term incentive units (LTIP Units), respectively, to seven members of our board of directors. For additional information, refer to Note 15, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. The Operating Partnership did not redeem any OP Units during the six months ended June 30, 2016. During the year ended December 31, 2015, we did not redeem any OP Units other than, in connection with the Reorganization: (1) 1,551,878 Class A OP Units held by Hunt-InfraREIT, which were exchanged with InfraREIT, Inc. for 1,551,878 shares of common stock of InfraREIT, Inc. and (2) 6,242,999 Class A OP Units in exchange for the assignment of a promissory note in the principal amount of $66.5 million.

13.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of common stock of InfraREIT, Inc. or common shares of InfraREIT, L.L.C., as applicable, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three and six months ended June 30, 2016 and 2015.

Earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Basic net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$6,608	$6,362	$12,923	$(20,511)
Weighted average common shares outstanding	43,576	43,565	43,573	42,391
Basic net income (loss) per share	$0.15	$0.15	$0.30	$(0.48)
Diluted net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$6,608	$6,362	$12,923	$(20,511)
Weighted average common shares outstanding	43,576	43,565	43,573	42,391
Redemption of operating partnership units	—	—	—	—
Weighted average dilutive shares outstanding	43,576	43,565	43,573	42,391
Diluted net income (loss) per share	$0.15	$0.15	$0.30	$(0.48)
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income (loss) attributable to noncontrolling interest	$2,576	$2,481	$5,038	$(6,519)
Redemption of operating partnership units	17,058	17,028	17,057	15,424

14.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Base rent (straight-line)	$33,785	$29,458	$67,450	$58,830
Percentage rent	—	—	—	—
Total lease revenue	$33,785	$29,458	$67,450	$58,830

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

We currently utilize the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) to compensate the non-employee directors for their service on our board of directors. In January 2016, we issued an aggregate of 4,735 shares of common stock and 29,722 LTIP Units to members of our board of directors with a grant date fair value of $18.58 per common share or LTIP Unit and an aggregate fair value of $0.6 million. The 29,722 LTIP Units will vest in January 2017, subject to continued service, and the 4,735 shares of common stock fully vested upon issuance. In April 2016, we issued 5,497 shares of common stock to members of our board of directors with a grant date fair value of $16.81 per common share and an aggregate fair value of $0.1 million. These shares of common stock fully vested upon issuance. In February 2015, an aggregate of 28,000 LTIP Units were issued by the Operating Partnership with a grant date fair value of $26.41 per share to members of our board of directors which vested in full in February 2016. We recognized $0.2 million of compensation expense in general and administrative expense on the Consolidated Statements of Operations during the three months ended June 30, 2016 and 2015. We recognized $0.5 million and $0.3 million of compensation expense in general and administrative expense on the Consolidated Statements of Operations during the six months June 30, 2016 and 2015, respectively, related to these equity awards.

16.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015
Supplemental cash flow information
Cash paid during the period for interest	$15,745	$13,569
Non-cash investing and financing activities
Change in accrued additions to electric plant	1,544	5,475
Allowance for funds used during construction - debt	1,779	919
Net non-cash equity issuances related to the Merger and Reorganization	—	97,193
Net non-cash noncontrolling equity issuances related to the Merger and Reorganization	—	119,607
Non-cash noncontrolling interests equity issuance	—	755
Dividends and distributions payable	15,158	13,634

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We own rate-regulated electric T&D assets in Texas as part of a dividend growth oriented real estate investment trust (REIT). Our assets are located in the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.3 billion as of June 30, 2016. We expect that organic growth as well as potential acquisitions of T&D assets from Hunt, Sharyland or third parties will allow us to achieve continued growth in our rate base, which is calculated as our gross electric plant in service under accounting principles generally accepted in the United States of America (U.S. GAAP) less accumulated depreciation and adjusted for accumulated deferred income taxes.

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

Recent Events

On April 29, 2016, Sharyland filed a system-wide rate proceeding with the PUCT to update its rates. The timing and outcome of Sharyland’s rate case and its effect on InfraREIT is uncertain. As part of the Sharyland rate case, the PUCT indicated that it intends to issue a preliminary order (Preliminary Order) on certain legal and policy issues related to our structure in advance of the final resolution of the rate case. The PUCT has not yet issued the Preliminary Order. In anticipation of the Preliminary Order, we have been, and continue to be, engaged in discussions with key constituencies, including the PUCT staff and intervenors, to develop and implement an approach to regulate Sharyland, SDTS and the leases in a manner that is consistent with applicable laws and regulations and is acceptable to us and these constituencies. However, it is possible that there could be changes to the manner in which we and Sharyland are regulated that could affect our business and operating results. For further information, see Part II, Item 1A., Risk Factors of this Quarterly Report on Form 10-Q.

InfraREIT, Inc. Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Lease revenue
Base rent	$33,785	$29,458	$67,450	$58,830
Percentage rent	—	—	—	—
Total lease revenue	33,785	29,458	67,450	58,830
Operating costs and expenses
General and administrative expense	4,980	4,728	10,525	53,461
Depreciation	11,410	9,671	22,484	19,179
Total operating costs and expenses	16,390	14,399	33,009	72,640
Income (loss) from operations	17,395	15,059	34,441	(13,810)
Other (expense) income
Interest expense, net	(9,055)	(6,939)	(17,897)	(14,361)
Other income, net	1,137	847	1,896	1,473
Total other expense	(7,918)	(6,092)	(16,001)	(12,888)
Income (loss) before income taxes	9,477	8,967	18,440	(26,698)
Income tax expense	293	124	479	332
Net income (loss)	9,184	8,843	17,961	(27,030)
Less: Net income (loss) attributable to noncontrolling interest	2,576	2,481	5,038	(6,519)
Net income (loss) attributable to InfraREIT, Inc.	$6,608	$6,362	$12,923	$(20,511)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Lease revenue — Lease revenue, consisting of only base rent, was $33.8 million and $29.5 million for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $4.3 million, or 14.6%. The increase in base rent was driven by the addition of assets under lease. There was no percentage rent recognized during the three months ended June 30, 2016 or 2015. See Note 14, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $5.0 million and $4.7 million for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $0.3 million, or 6.4%. The increase in general and administrative expense was primarily driven by an increase in management fees owed to Hunt Manager under our management agreement.

Depreciation — Depreciation expense was $11.4 million and $9.7 million for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $1.7 million, or 17.5%. The increase in depreciation expense was due to additional assets placed in service during 2016 and 2015.

Interest expense, net — Interest expense, net was $9.1 million and $6.9 million during the three months ended June 30, 2016 and 2015, respectively, representing an increase of $2.2 million. The increase in interest expense, net was due to the refinancing of our variable rate debt in December 2015 with fixed rate debt bearing a higher interest rate, plus higher average debt balances during the second quarter of 2016. The increase in interest expense, net was partially offset by an additional $0.3 million of AFUDC on debt during 2016 compared to 2015 due to higher CWIP balances and applicable rates during 2016 compared to 2015. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $1.1 million and $0.8 million during the three months ended June 30, 2016 and 2015, respectively, representing an increase of $0.3 million. The increase in other income, net was driven by an increase in AFUDC on other funds of $0.2 million resulting from higher CWIP balances and applicable rates during 2016 compared to 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Lease revenue — Lease revenue, consisting of only base rent, was $67.5 million and $58.8 million for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $8.7 million, or 14.8%. The increase in base rent was driven by the addition of assets under lease. There was no percentage rent recognized during the six months ended June 30, 2016 or 2015. See Note 14, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $10.5 million and $53.5 million for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $43.0 million. During the first quarter of 2015, we incurred a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT), a subsidiary of HCI, as a non-cash reorganization advisory fee. We did not have a similar expense in 2016. The elimination of this $44.9 million expense is partially offset by an increase of $1.0 million in management fees owed to Hunt Manager under our management agreement, $0.2 million of stock compensation expense and $0.8 million of professional service fees. The increase in professional service fees was primarily due to the evaluation of two ROFO Projects by the Conflicts Committee of our board of directors and other public company expenses during the first quarter of 2016.

Depreciation — Depreciation expense was $22.5 million and $19.2 million for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $3.3 million, or 17.2%. The increase in depreciation expense was due to additional assets placed in service during 2016 and 2015.

Interest expense, net — Interest expense, net was $17.9 million and $14.4 million during the six months ended June 30, 2016 and 2015, respectively, representing an increase of $3.5 million, or 24.3%. The increase in interest expense, net was due to the refinancing of our variable rate debt in December 2015 with fixed rate debt bearing a higher interest rate, plus higher average debt balances during 2016. The increase in interest expense, net was partially offset by an additional $0.9 million of AFUDC on debt during 2016 compared to 2015 due to higher CWIP balances and applicable rates during 2016 compared to 2015. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $1.9 million and $1.5 million during the six months ended June 30, 2016 and 2015, respectively, representing an increase of $0.4 million, or 26.7%. The increase in other income, net was driven by an increase in AFUDC on other funds of $0.4 million resulting from higher CWIP balances and applicable rates during 2016 compared to 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had $10.8 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of June 30, 2016, we also had $1.7 million of restricted cash and $276.5 million of unused capacity under our revolving credit facilities.

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

Capital Expenditures

Our total capital expenditures for the six months ended June 30, 2016 and 2015 were $120.6 million and $115.6 million, respectively. On an accrual basis, capital expenditures for the six months ended June 30, 2016 and 2015 were $117.3 million and $109.2 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures and cash for additions to electric plant on the Consolidated Statements of Cash Flows due in part to differences in construction costs incurred during the period versus cash paid during the period.

We expect to have significant future capital expenditures as a result of the growth in Sharyland’s service territory. During the fall of each year, Sharyland provides us a rolling three year budget that sets forth anticipated capital expenditures related to Footprint Projects. Additionally, Sharyland provides us a quarterly update to determine if any material changes to the budget have been identified. During this quarter’s review, we widened our 2017 and 2018 forecasted capital expenditures range due to increased uncertainty in expected customer and load growth associated with current oil prices. As a result, we expect estimated Footprint Projects capital expenditures for the calendar years 2016 through 2018 in the range of $590 million to $740 million as more fully set forth in the table below. We intend to fund these capital expenditures with a mix of debt and cash flows from operations. Our three year capital expenditures forecast reflects estimates of the requirements to improve the reliability of our existing system and meet the identified and expected requirements of customers, reflecting the historical and estimated future growth in our service territories.

	Years Ended December 31,
(In millions)	2016	2017	2018
Total estimated Footprint Projects capital expenditures	$220-240	$235-280	$135-220

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

Dividends and Distributions

We intend to target a payout ratio of 80-90% of our annual cash available for distribution through regular quarterly cash dividends. On June 3, 2016, our board of directors approved a cash distribution by our Operating Partnership to all unit holders of record on June 30, 2016 of $0.25 per unit, or $1.00 per unit on an annualized basis, for a total distribution of $15.2 million ($10.9 million to InfraREIT, Inc.). Also on June 3, 2016, our board of directors declared a cash dividend to stockholders of record of InfraREIT, Inc. on June 30, 2016 of $0.25 per share of common stock, or $1.00 per share on an annualized basis, for a total of $10.9 million. The cash distribution and cash dividend were paid on July 21, 2016.

We paid a total of $15.2 million and $8.5 million in dividends and distributions during the three months ended June 30, 2016 and 2015, respectively. We paid a total of $28.8 million and $34.3 million in dividends and distributions during the six months ended June 30, 2016 and 2015, respectively. Of the $34.3 million of dividends and distributions paid in the first half of 2015, $25.8 million was paid prior to our IPO.

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

At June 30, 2016 and December 31, 2015, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of June 30, 2016 and December 31, 2015, our Operating Partnership was in compliance with all covenants under the credit agreement.

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

At June 30, 2016, SDTS had $48.5 million of borrowings outstanding at a weighted average interest rate of 2.21%, no letters of credit outstanding and $201.5 million of remaining borrowing capacity available under this revolving credit facility. At December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05% with no letters of credit outstanding and $196.0 million of remaining borrowing capacity available under this revolving credit facility. As of June 30, 2016 and December 31, 2015, SDTS was in compliance with all covenants under its credit agreement.

Senior Secured Notes

In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock) in 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2020. Principal and interest on these senior secured notes are payable quarterly and these senior secured notes are collateralized by the equity interests of TDC and certain accounts of TDC. As of June 30, 2016, $18.1 million of principal was outstanding under these senior secured notes.

In December 2015, SDTS issued $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025, and in January 2016 issued an additional $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of June 30, 2016, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively. The proceeds received in December 2015 from the issuance of the Series A Notes were used to repay the outstanding principal and interest on the Sharyland Projects, LLC (SPLLC) term loan described below, and the proceeds received from the January 2016 issuance of the Series B Notes were used to repay our outstanding balances on the SDTS revolving credit facility and for general operating purposes.

In 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes), which mature on December 30, 2029. Principal and interest on these senior secured notes are payable quarterly. As of June 30, 2016, $43.6 million of principal was outstanding under these senior secured notes. In connection with the acquisition of Cap Rock in 2010, our subsidiaries entered into several different debt arrangements, including $110.0 million aggregate principal amount of 6.47% per annum senior secured notes SDTS issued to The Prudential Insurance Company of America (2010 Notes), which mature on September 30, 2030. Principal and interest on these senior secured notes are payable quarterly. As of June 30, 2016, $99.5 million of principal was outstanding under these senior secured notes.

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The agreements governing the senior secured notes contain certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. As of June 30, 2016 and December 31, 2015, SDTS and TDC were in compliance with all covenants under the applicable agreements.

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

The Fixed Rate Notes have a principal balance of $60.0 million which is due in full on June 20, 2018. Interest is payable quarterly at an interest rate of 5.04% per annum. The Fixed Rate Notes do not provide for any principal payments. In December 2015, the Fixed Rate Notes were assumed by SDTS in connection with the merger of SPLLC into SDTS. The carrying amount of the Fixed Rate Notes was $60.0 million at June 30, 2016.

The credit agreement governing the Fixed Rate Notes contains certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. SDTS was in compliance with all covenants for the Fixed Rate Notes as of June 30, 2016 and December 31, 2015.

The Series A Notes, Series B notes, 2009 Notes, 2010 Notes and Fixed Rate Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above.

Cash Flows

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Cash flows from operating activities — Net cash provided by operating activities was $60.5 million and $51.0 million during the six months ended June 30, 2016 and 2015, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the six months ended June 30, 2016 compared to the same period of 2015, combined with more cash provided by working capital changes during the 2016 period compared to the 2015 period.

Cash flows from investing activities — Net cash used in investing activities was $120.6 million and $245.8 million during the six months ended June 30, 2016 and 2015, respectively. During the first six months of 2016, we used $120.6 million for the capital expenditures related to the construction of our T&D assets compared to $115.6 million during the same period of 2015. During the same period of 2015, we used $172.4 million of our IPO proceeds as cash consideration in the Merger which was partially offset by our receipt of cash proceeds of $41.2 million from the sale of the Cross Valley transmission line (Cross Valley Project) and Golden Spread Electric Cooperative interconnection (Golden Spread Project) to Hunt or one of its affiliates and our sale of marketable securities for cash of $1.1 million. We did not have similar transactions during 2016.

Cash flows from financing activities — Net cash provided by financing activities was $61.4 million and $229.7 million during the six months ended June 30, 2016 and 2015, respectively. The decrease related primarily to our receipt of net cash proceeds of $493.7 million from our IPO during the first quarter of 2015. We did not receive any cash proceeds from the issuance of equity during the first six months of 2016. Additionally, we had repayments of borrowings of $262.6 million and dividends and distributions of $34.3 million, partially offset by borrowings of $33.0 million, during the six months ended June 30, 2015, compared to repayments of borrowings of $60.0 million and payment of dividends and distributions of $28.8 million, offset by borrowings of $150.5 million, during the same period of 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015.

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

For a description of our critical accounting policies and estimates, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 3, 2016. There have been no material changes to these policies during the six months ended June 30, 2016.

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

•

We define CAD in a manner we believe is appropriate to show our core operational performance, which includes a deduction of the portion of capital expenditures needed to maintain our net assets. This deduction equals depreciation expense within the applicable period. The portion of capital expenditures in excess of depreciation, which we refer to as growth capital expenditures, will increase net assets. The CAD calculation also includes adjustments for the amortization of deferred financing costs and stock compensation expense along with various other adjustments from net income that are consistent with the adjustments made to Non-GAAP EPS, FFO or EBITDA, which are more fully explained above and below.

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

Non-GAAP EPS was $0.30 per share for the three months ended June 30, 2016 and 2015. Non-GAAP EPS during the three months ended June 30, 2016 and 2015 was based on 60.6 million weighted average shares outstanding. For the three months ended June 30, 2016 and 2015, CAD was $18.3 million, or $0.30 per share.

Adjusted EBITDA was $37.8 million for the three months ended June 30, 2016 compared to $33.9 million for the three months ended June 30, 2015, representing an increase of $3.9 million, or 11.5%. For the three months ended June 30, 2016, AFFO was $28.5 million compared to $26.8 million in the same period in 2015, representing an increase of $1.7 million, or 6.3%.

Non-GAAP EPS was $0.61 per share for the six months ended June 30, 2016 compared to $0.62 per share for the six months ended June 30, 2015, representing a decrease of 1.6%. Non-GAAP EPS during the six months ended June 30, 2016 and 2015 was based on 60.6 million and 57.8 million weighted average shares outstanding, respectively. For the six months ended June 30, 2016, CAD was $37.6 million, or $0.62 per share, compared to $36.5 million, or $0.60 per share, for the six months ended June 30, 2015.

Adjusted EBITDA was $76.0 million for the six months ended June 30, 2016 compared to $68.3 million for the six months ended June 30, 2015, representing an increase of $7.7 million, or 11.3%. For the six months ended June 30, 2016, AFFO was $57.6 million compared to $53.6 million in the same period in 2015, representing an increase of $4.0 million, or 7.5%.

Beginning with the quarter ended March 31, 2016, we changed the share amount used for our CAD per share calculation from an outstanding share amount as of the end of the respective time period to the weighted average shares outstanding during the respective time period, in order to be consistent with our other per share calculations. Accordingly, CAD per share for the three and six months ended June 30, 2016 was based on 60.6 million weighted average shares outstanding during the quarter and year-to-date, respectively. CAD per share for the three and six months ended June 30, 2015 was based on 60.6 million shares outstanding as of June 30, 2015. CAD per share calculations for periods ended prior to March 31, 2016 will continue to be presented based on our historical method of calculation and, therefore, may not be comparable to CAD per share amounts calculated on a weighted average basis.

Non-GAAP EPS

The following sets forth a reconciliation of net income (loss) attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS per share:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(In thousands, except per share amounts, unaudited)	Amount	Per Share (3)	Amount	Per Share (3)
Net income attributable to InfraREIT, Inc.	$6,608	$0.15	$6,362	$0.15
Net income attributable to noncontrolling interest	2,576	0.15	2,481	0.15
Net income	9,184	0.15	8,843	0.15
Non-cash reorganization structuring fee	—	—	—	—
Reorganization expenses	—	—	—	—
Percentage rent adjustment (1)	6,046	0.10	6,095	0.10
Base rent adjustment (2)	2,963	0.05	3,068	0.05
Non-GAAP net income	$18,193	$0.30	$18,006	$0.30

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(In thousands, except per share amounts, unaudited)	Amount	Per Share (3)	Amount	Per Share (4)
Net income (loss) attributable to InfraREIT, Inc.	$12,923	$0.30	$(20,511)	$(0.48)
Net income (loss) attributable to noncontrolling interest	5,038	0.30	(6,519)	(0.42)
Net income (loss)	17,961	0.30	(27,030)	(0.47)
Non-cash reorganization structuring fee	—	—	44,897	0.78
Reorganization expenses	—	—	333	—
Percentage rent adjustment (1)	13,036	0.21	12,559	0.22
Base rent adjustment (2)	5,998	0.10	5,131	0.09
Non-GAAP net income	$36,995	$0.61	$35,890	$0.62

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

(3)

The weighted average common shares outstanding during the applicable periods of 43.6 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the applicable periods of 17.0 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding during the applicable periods of 60.6 million was used for the remainder of the per share calculations.

(4)

The weighted average common shares outstanding 42.4 million was used to calculate net loss attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding of 15.4 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding of 57.8 million was used for the remainder of the per share calculations.

CAD

The following sets forth a reconciliation of net income (loss) to CAD:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except share amounts, unaudited)	2016		2015		2016		2015
Net income (loss)	$9,184		$8,843		$17,961		$(27,030)
Depreciation	11,410		9,671		22,484		19,179
Non-cash reorganization structuring fee	—		—		—		44,897
Percentage rent adjustment (1)	6,046		6,095		13,036		12,559
Base rent adjustment (2)	2,963		3,068		5,998		5,131
Amortization of deferred financing costs	1,004		912		2,007		1,824
Reorganization expenses	—		—		—		333
Non-cash equity compensation	228		185		520		308
Other income, net (3)	(1,137)		(847)		(1,896)		(1,473)
Capital expenditures to maintain net assets	(11,410)		(9,671)		(22,484)		(19,179)
CAD	$18,288		$18,256		$37,626		$36,549
Shares (mm of shares) (4)	60.6	(5)	60.6	(6)	60.6	(7)	60.6	(6)
CAD per share	$0.30		$0.30		$0.62		$0.60

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)

Includes AFUDC on other funds of $1.1 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

(4)

Beginning with the quarter ended March 31, 2016, we changed our methodology for calculating the share amount from an outstanding share amount at the end of the respective time period to the weighted average shares outstanding during the respective time period to be consistent with our other per share calculations. Calculations for periods ended prior to March 31, 2016 will continue using the shares outstanding at the end of the respective time period.

(5)	Consists of 43.6 million weighted average common shares outstanding and 17.0 million weighted average redeemable partnership units outstanding during the three months ended June 30, 2016.
(6)	Consists of 43.6 million outstanding shares and 17.0 million redeemable partnership units outstanding as of June 30, 2015.
(7)	Consists of 43.6 million weighted average common shares outstanding and 17.0 million weighted average redeemable partnership units outstanding during the six months ended June 30, 2016.

EBITDA and Adjusted EBITDA

The following sets forth a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2016	2015	2016	2015
Net income (loss)	$9,184	$8,843	$17,961	$(27,030)
Interest expense, net	9,055	6,939	17,897	14,361
Income tax expense	293	124	479	332
Depreciation	11,410	9,671	22,484	19,179
EBITDA	29,942	25,577	58,821	6,842
Non-cash reorganization structuring fee	—	—	—	44,897
Percentage rent adjustment (1)	6,046	6,095	13,036	12,559
Base rent adjustment (2)	2,963	3,068	5,998	5,131
Reorganization expenses	—	—	—	333
Other income, net (3)	(1,137)	(847)	(1,896)	(1,473)
Adjusted EBITDA	$37,814	$33,893	$75,959	$68,289

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

FFO

The following sets forth a reconciliation of net income (loss) to FFO and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2016	2015	2016	2015
Net income (loss)	$9,184	$8,843	$17,961	$(27,030)
Depreciation	11,410	9,671	22,484	19,179
FFO	20,594	18,514	40,445	(7,851)
Non-cash reorganization structuring fee	—	—	—	44,897
Percentage rent adjustment (1)	6,046	6,095	13,036	12,559
Base rent adjustment (2)	2,963	3,068	5,998	5,131
Reorganization expenses	—	—	—	333
Other income, net (3)	(1,137)	(847)	(1,896)	(1,473)
AFFO	$28,466	$26,830	$57,583	$53,596

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

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

Sharyland acquired the Golden Spread Project in March 2016 and the Cross Valley Project in May 2016. These acquisitions were accounted for as a combination of entities under common control whereby the net assets acquired were combined with Sharyland at their carrying value. Balance sheet information as of December 31, 2015 and income statement information for the periods ended June 30, 2015 have been adjusted to reflect the acquisitions of the Golden Spread Project and Cross Valley Project. Accordingly, the non-GAAP reconciliations presented below give effect to the Golden Spread Project and Cross Valley Project acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income (loss)	$264	$(3,109)	$4,026	$967
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	7,700	6,400	15,200	12,800
Add: Failed sale-leaseback interest expense	34,500	30,400	67,400	59,400
Deduct: Rent expense	43,000	38,300	86,200	76,300
Sharyland's management reported net (loss) income	(536)	(4,609)	426	(3,133)
Adjustments:
Add: Interest expense, net	736	664	83	1,041
Add: Income tax expense	360	438	717	915
Add: Depreciation and amortization	2,188	1,225	4,356	2,443
Add: Rent expense	43,000	38,300	86,200	76,300
EBITDAR	$45,748	$36,018	$91,782	$77,566
Ratio of EBITDAR to rent expense	1.06x	0.94x	1.06x	1.02x

	June 30, 2016
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$71,376	$—	$71,376
Property, plant and equipment, net	1,750,320	(1,475,564)	274,756
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	39,478	(23,419)	16,059
Total Assets	$1,862,274	$(1,498,983)	$363,291
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$49,355	$—	$49,355
Current portion of financing obligation	34,505	(34,505)	—
Due to affiliates	26,761	—	26,761
Revolving line of credit	5,000	—	5,000
Fair value of derivatives	105	—	105
Current state margin tax payable	947	—	947
Total current liabilities	116,673	(34,505)	82,168
Long-term financing obligations	1,465,533	(1,465,533)	—
Long-term debt	149,700	—	149,700
Regulatory liabilities	6,110	—	6,110
Other post-employment benefits (OPEB) and other long-term liabilities	8,570	—	8,570
Total liabilities	1,746,586	(1,500,038)	246,548
Commitments and contingencies	1,163	—	1,163
Partners' capital	114,525	1,055	115,580
Total Partners' Capital and Liabilities	$1,862,274	$(1,498,983)	$363,291

	December 31, 2015
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$108,970	$—	$108,970
Property, plant and equipment, net	1,615,831	(1,375,976)	239,855
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	37,758	(23,045)	14,713
Total Assets	$1,763,659	$(1,399,021)	$364,638
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$68,106	$—	$68,106
Current portion of financing obligation	32,006	(32,006)	—
Due to affiliates	27,085	—	27,085
Fair value of derivatives	32	—	32
Current state margin tax payable	1,545	—	1,545
Total current liabilities	128,774	(32,006)	96,768
Long-term financing obligations	1,371,502	(1,371,502)	—
Long-term debt	166,700	—	166,700
Regulatory liabilities	5,940	—	5,940
OPEB and other long-term liabilities	8,787	—	8,787
Total liabilities	1,681,703	(1,403,508)	278,195
Commitments and contingencies	1,163	—	1,163
Partners' capital	80,793	4,487	85,280
Total Partners' Capital and Liabilities	$1,763,659	$(1,399,021)	$364,638

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2016, the outstanding balance on our revolving credit facilities was $48.5 million. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

The risk factor below amends and restates the corresponding risk factor previously disclosed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

Our T&D assets and our tenant’s operations are subject to governmental regulation and oversight that could adversely impact our expected returns and operating results.

Both Sharyland and SDTS, our subsidiary, are regulated by the PUCT, and decisions by the PUCT, including in some circumstances in which we are not involved directly as a party, can directly impact our business. Although rate regulation is premised on the timely recovery of prudently incurred costs and the opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the PUCT will determine that all of our rate base can be recovered through Sharyland’s rates, or that the PUCT will not otherwise make regulatory determinations that adversely affect our T&D assets or Sharyland’s operations. The PUCT could, among other things, determine that certain capital expenditures should not be included in our tenant’s rates, or the PUCT could challenge other regulatory judgments, such as those related to affiliate charges, operations and maintenance expenses, tax elections, rate case expenses, regulatory assets and other matters. Sharyland filed a rate case with the PUCT on April 29, 2016, and the PUCT’s consideration of this rate case is ongoing. The timing and outcome of Sharyland’s rate case is uncertain. Recent events, including complaints from ratepayers in Sharyland’s service territory regarding Sharyland’s delivery rates, have placed Sharyland under heightened scrutiny and may affect the outcome of the rate case. Any adverse determinations by the PUCT could adversely affect the amount of percentage rent we receive as well as Sharyland’s ability to meet its obligations to pay us rent pursuant to the leases. Such determinations are likely to affect the rental rates to which Sharyland will agree upon any extension or renewal of a lease or the negotiation of an amended lease supplement. Furthermore, if the PUCT made a determination that adversely affected our rate base, and as a result, Sharyland was unable to meet its rent obligations and we terminated the related lease, it is unlikely that the replacement tenant would be willing to pay us rent for anything other than the PUCT approved rate base amount. Also, if the PUCT makes a determination that adversely affects the amount of our rate base, we may need to take accounting charges that impair our assets, which could further adversely affect our results of operations and financial condition.

As part of the Sharyland rate case, the PUCT indicated it intends to rule on the following legal and policy issues, among others, in a Preliminary Order in advance of the final resolution of the rate case: (1) whether our leases with Sharyland are tariffs under the Texas Public Utility Regulatory Act (PURA) that are explicitly subject to regulation by the PUCT; (2) whether the PUCT has the authority to treat SDTS and Sharyland as one combined entity for ratemaking and regulatory purposes; and (3) whether the restructuring order we received from the PUCT in 2008 (2008 Restructuring Order) is binding if the PUCT now determines it to be contrary to PURA. The PUCT has not yet issued a Preliminary Order. Under the 2008 Restructuring Order, our leases with Sharyland are not considered tariffs and the rate case filing that Sharyland made on April 29, 2016 presented the combined books and records of SDTS and Sharyland, consistent with the requirements of the 2008 Restructuring Order applicable to us. However, in anticipation of the Preliminary Order, we have been, and continue to be, engaged in discussions with key constituencies, including the PUCT staff and intervenors, to develop and implement an approach to regulate Sharyland, SDTS and the leases in a manner that is consistent with applicable laws and regulations and is acceptable to us and these constituencies. There can be no assurance, however, that our discussions will be successful, and it is possible that, if the Preliminary Order changes the manner in which we and Sharyland are regulated, the process implemented for regulating the leases as tariffs and establishing rates for SDTS and Sharyland on a standalone rather than combined basis could result in regulatory requirements that materially and adversely affect our business. For instance, the PUCT could require us to reset the lease payments under our leases with Sharyland or make other changes to our leasing relationship with Sharyland. These or other changes mandated by the PUCT in the Preliminary Order could materially and adversely affect our operating results and financial condition, impair Sharyland’s profitability and financial condition, challenge our ability to continue to operate as a REIT under applicable tax laws or otherwise materially and adversely affect our business.

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

There have been no other material changes in our risk factors during the three months ended June 30, 2016 from those previously disclosed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A., Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (March 2016 10-Q). You should carefully consider the risk factors discussed in our 2015 Form 10-K, March 2016 10-Q and above, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

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

10.1*	—	First Amendment to Tenth Amended and Restated Rent Supplement (McAllen Lease), dated June 20, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.2*	—

First Amendment to Tenth Amended and Restated Rent Supplement (Stanton/Brady/Celeste Lease), dated June 20, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.3*	—	First Amendment to Eighth Amended and Restated Rent Supplement (CREZ Lease), dated June 20, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.4*	—

First Amendment to Fifth Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated June 20, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of June 30, 2016

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ Brant Meleski
Date: August 3, 2016	Brant Meleski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lance J. Phillips
Date: August 3, 2016	Lance J. Phillips
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)