Form 10-Q
period 2016-09-30
InfraREIT, Inc.
filed 2016-11-03
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, 43,769,283 shares of common stock were issued and outstanding.

InfraREIT, Inc.

GLOSSARY OF TERMS

This glossary highlights some of the industry terms that we use in this Quarterly Report on Form 10-Q and is not a complete list of all defined terms used herein.

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

•	our current reliance on our tenant for all our revenues and, as a result, our dependency on our tenant’s solvency and financial and operating performance;
•	risks that the capital expenditures we expect will not materialize for a variety of reasons;
•	risks related to future lease negotiations or non-renewal of leases with our tenant;
•	insufficient cash available to meet distribution requirements;
•	our ability to make strategic acquisitions that add to our rate base;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	cyber breaches, weather conditions or other natural phenomena;
•	the effects of existing and future tax and other laws and governmental regulations;
•	our failure to qualify or maintain our status as a real estate investment trust (REIT) or changes in the tax laws applicable to REITs;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC or other qualified personnel;
•	adverse economic developments in the electric power industry or in business conditions generally, particularly in Texas; and
•	certain factors discussed elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2016; Part II, Item 1A., Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016; Part II, Item 1A., Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 3, 2016; and Part II, Item 1A., Risk Factors of this Quarterly Report on Form 10-Q.

EXPLANATORY NOTE

The registrant is a Maryland corporation named InfraREIT, Inc. Before our initial public offering (IPO), which closed on February 4, 2015, substantially all our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C., a Delaware limited liability company. On February 4, 2015, immediately following the consummation of our IPO, InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger), with InfraREIT, Inc. as the surviving company. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the Internal Revenue Service and accounting services. As a result, this Quarterly Report on Form 10-Q presents the operations of InfraREIT, L.L.C. from January 1, 2015 through the effectiveness of the Merger, and the operations of InfraREIT, Inc. thereafter.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,029	$9,471
Restricted cash	1,682	1,682
Due from affiliates	25,974	31,172
Inventory	6,830	6,731
Prepaids and other current assets	769	560
Total current assets	46,284	49,616
Electric Plant, net	1,589,692	1,434,531
Goodwill	138,384	138,384
Other Assets	38,642	40,979
Total Assets	$1,813,002	$1,663,510
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$32,513	$22,943
Short-term borrowings	92,500	54,000
Current portion of long-term debt	7,740	7,423
Dividends and distributions payable	15,160	13,634
Accrued taxes	4,090	3,312
Total current liabilities	152,003	101,312
Long-Term Debt, Less Deferred Financing Costs	711,484	617,305
Regulatory Liability	18,409	10,625
Total liabilities	881,896	729,242
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,764,471 and 43,565,495 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	438	436
Additional paid-in capital	705,704	702,213
Accumulated deficit	(27,289)	(24,526)
Total InfraREIT, Inc. equity	678,853	678,123
Noncontrolling interest	252,253	256,145
Total equity	931,106	934,268
Total Liabilities and Equity	$1,813,002	$1,663,510

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Lease revenue	$49,419	$41,452	$116,869	$100,282
Operating costs and expenses
General and administrative expense	5,336	5,504	15,861	58,965
Depreciation	11,828	10,259	34,312	29,438
Total operating costs and expenses	17,164	15,763	50,173	88,403
Income from operations	32,255	25,689	66,696	11,879
Other (expense) income
Interest expense, net	(9,379)	(6,723)	(27,276)	(21,084)
Other income, net	1,024	707	2,920	2,180
Total other expense	(8,355)	(6,016)	(24,356)	(18,904)
Income (loss) before income taxes	23,900	19,673	42,340	(7,025)
Income tax expense	299	243	778	575
Net income (loss)	23,601	19,430	41,562	(7,600)
Less: Net income (loss) attributable to noncontrolling interest	6,560	5,458	11,598	(1,061)
Net income (loss) attributable to InfraREIT, Inc.	$17,041	$13,972	$29,964	$(6,539)
Net income (loss) attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.39	$0.32	$0.69	$(0.15)
Diluted	$0.39	$0.32	$0.69	$(0.15)
Cash dividends declared per common share	$0.250	$0.225	$0.750	$0.850

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$41,562	$(7,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34,312	29,438
Amortization of deferred financing costs	3,010	2,436
Allowance for funds used during construction — other funds	(2,903)	(2,180)
Reorganization structuring fee	—	44,897
Realized gain on sale of marketable securities	—	(66)
Equity based compensation	750	493
Changes in assets and liabilities:
Due from affiliates	5,198	6,175
Inventory	(99)	322
Prepaids and other current assets	(209)	(303)
Accounts payable and accrued liabilities	11,327	4,624
Net cash provided by operating activities	92,948	78,236
Cash flows from investing activities
Additions to electric plant	(179,765)	(164,890)
Proceeds from sale of assets	—	41,211
Sale of marketable securities	—	1,065
Cash paid to InfraREIT, L.L.C. investors in the merger, net of cash assumed	—	(172,400)
Net cash used in investing activities	(179,765)	(295,014)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	—	493,722
Proceeds from short-term borrowings	94,500	53,000
Repayments of short-term borrowings	(56,000)	(253,000)
Proceeds from borrowings of long-term debt	100,000	—
Repayments of long-term debt	(5,528)	(14,389)
Deferred financing costs	(649)	(481)
Dividends and distributions paid	(43,948)	(47,961)
Net cash provided by financing activities	88,375	230,891
Net increase in cash and cash equivalents	1,558	14,113
Cash and cash equivalents at beginning of period	9,471	15,612
Cash and cash equivalents at end of period	$11,029	$29,725

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

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.

We held 72.2% of the outstanding partnership units (OP Units) in InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of September 30, 2016 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. Affiliates of Hunt Consolidated, Inc. (HCI) and members of our board of directors held the other 27.8% of the outstanding OP Units as of September 30, 2016.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for periods beginning after December 15, 2017 with early adoption permitted. The new standard should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We are currently evaluating the new guidance and have not determined the impact this standard may have on our cash flows.

2.	Related Party Transactions

Our subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS), is party to several lease agreements with Sharyland Utilities, L.P. (Sharyland) through which we lease all our electric transmission and distribution assets (T&D assets) to Sharyland. Under the leases we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or distribution projects primarily situated within our distribution service territory, that physically hang from our existing transmission assets or that are physically located within one of our substations.

We earned lease revenues from Sharyland under these agreements of $49.4 million and $41.5 million during the three months ended September 30, 2016 and 2015, respectively. We earned $116.9 million and $100.3 million from Sharyland during the nine months ended September 30, 2016 and 2015, respectively. In connection with our leases with Sharyland, we recorded a deferred rent liability of $19.4 million and $11.5 million as of September 30, 2016 and December 31, 2015, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our T&D assets. For the nine months ended September 30, 2016 and 2015, the net amount of the payments we made to Sharyland was $179.5 million and $170.8 million, respectively.

As of September 30, 2016 and December 31, 2015, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $6.0 million and $9.2 million, respectively, related to amounts owed to Sharyland. Additionally, as of September 30, 2016, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $0.3 million related to amounts owed to Hunt Utility Services, LLC (Hunt Manager) for reimbursement of software upgrade expenses in accordance with our management agreement. There were no such costs accrued as of December 31, 2015. As of September 30, 2016 and December 31, 2015, amounts due from affiliates on the Consolidated Balance Sheets included $26.0 million and $31.2 million, respectively, related to amounts owed by Sharyland associated with our leases.

Our management fee paid to Hunt Manager for the nine months ended September 30, 2016 and 2015 was $10.3 million and $9.1 million, respectively. As of September 30, 2016 and December 31, 2015, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. Additionally, during the nine months ended September 30, 2016 and 2015, we paid Hunt Manager $0.1 million and $0.3 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

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

3.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Electric plant:
Transmission plant	$1,175,051	$1,080,050
Distribution plant	544,363	457,988
General plant	15,950	15,655
Total plant in service	1,735,364	1,553,693
CWIP	113,517	121,602
Total electric plant	1,848,881	1,675,295
Accumulated depreciation	(259,189)	(240,764)
Electric plant, net	$1,589,692	$1,434,531

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various transmission and distribution projects underway. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $27.9 million and $28.6 million as of September 30, 2016 and December 31, 2015, respectively.

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

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of September 30, 2016 and December 31, 2015, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

5.	Other Assets

Other assets are as follows:

	September 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(349)	$618	$967	$(204)	$763
Other regulatory assets:
Deferred financing costs	27,761	(16,049)	11,712	27,112	(13,208)	13,904
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets, net	51,554	(16,049)	35,505	50,905	(13,208)	37,697
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$55,040	$(16,398)	$38,642	$54,391	$(13,412)	$40,979

Deferred financing costs on undrawn revolver consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility, see Note 6, Borrowings Under Credit Facilities.

Other regulatory assets consist of deferred financing costs within our regulated entities, which are SDTS and, before its December 2015 merger with SDTS, Sharyland Projects, LLC (SPLLC). These assets are classified as regulatory assets and amortized over the length of the related loan. These costs will be included in the costs to be recovered in connection with a future rate case. Deferred financing costs included in other regulatory assets primarily consist of debt issuance costs incurred in connection with the construction credit agreement entered into in 2011 by SPLLC, which was at the time one of our subsidiaries; refinancing costs incurred in connection with the amended and restated revolving credit facility entered into by SDTS in 2013; refinancing costs incurred to amend and restate the SDTS credit facility in order to increase the revolving credit facility to a total of $250.0 million in 2014 and financing costs incurred in connection with SDTS’s senior secured notes, series A and series B in December 2015 and January 2016. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt.

Deferred costs recoverable in future years of $23.8 million as of September 30, 2016 and December 31, 2015 represent operating costs incurred from inception of Sharyland through 2007. We have determined that these costs are probable of recovery through future rates based on orders of the Public Utility Commission of Texas (PUCT) in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock) in 2010, we received a participation in the National Rural Cooperative Corporation (NRUCFC). We account for this investment under the cost method of accounting. We believe that the investment is not impaired as of September 30, 2016 and December 31, 2015.

6.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facility

In December 2014, InfraREIT LP entered into a $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all the assets of InfraREIT LP. In addition, Transmission and Distribution Company, LLC (TDC) guarantees the revolving credit facility and this guarantee is secured by the assets of, and InfraREIT LP’s equity interests in, TDC on materially the same basis as with TDC’s senior secured notes described below in Note 7, Long-Term Debt. Upon consummation of the IPO and Merger, InfraREIT, Inc. became a guarantor under this revolving credit facility.

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

As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of September 30, 2016 and December 31, 2015, InfraREIT LP was in compliance with all covenants under the credit agreement.

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

As of September 30, 2016, SDTS had $92.5 million of borrowings outstanding at a weighted average interest rate of 2.27%, no letters of credit outstanding and $157.5 million of remaining borrowing capacity available under this revolving credit facility. As of December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05% with no letters of credit outstanding and $196.0 million of remaining borrowing capacity under this revolving credit facility. As of September 30, 2016 and December 31, 2015, SDTS was in compliance with all covenants under its credit agreement.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs under either facility and is continuing, the lenders may accelerate amounts due under such revolving credit facility (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

7.	Long-Term Debt

Long-term debt consisted of the following:

		September 30, 2016		December 31, 2015
(In thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$17,813	8.50%	$18,750	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	—	N/A
Senior secured notes - $53.5 million	December 30, 2029	43,091	7.25%	44,512	7.25%
Senior secured notes - $110.0 million	September 30, 2030	98,457	6.47%	101,627	6.47%
Total SDTS debt		701,548		606,139
Total long-term debt		719,361		624,889
Less unamortized deferred financing costs		(137)		(161)
Total long-term debt, less deferred financing costs		719,224		624,728
Less current portion of long-term debt		(7,740)		(7,423)
Debt classified as long-term debt, less deferred financing costs		$711,484		$617,305

Senior Secured Notes – In 2010, in connection with the acquisition of Cap Rock, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates. Principal and interest on these senior secured notes are payable quarterly and these senior secured notes are collateralized by the equity interest of TDC and substantially all the assets of TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 6, Borrowings Under Credit Facilities. In connection with the issuance of these senior secured notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with these senior secured notes was $0.1 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively. These costs were reclassified from other assets to long-term debt, less deferred financing costs on the Consolidated Balance Sheets in accordance with new accounting guidance adopted January 1, 2016, see Note 1, Description of Business and Presentation of Financial Statements.

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

The agreements governing the senior secured notes contain certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. As of September 30, 2016 and December 31, 2015, SDTS and TDC were in compliance with all covenants under the applicable agreements.

Senior Secured Credit Facilities - In 2011, SPLLC entered into a construction term loan agreement syndicated broadly to a group of international banks, and issued fixed rate notes to The Prudential Insurance Company of America and affiliates (Fixed Rate Notes).

The $447.0 million construction term loan was converted into a term loan with a balance of $407.0 million in May 2014. After this conversion, interest accrued at LIBOR plus 2.25%. Interest under the term loan was payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan were payable quarterly after the conversion. The term loan had an interest rate of 2.45% as of September 30, 2015.

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

The credit agreement governing the Fixed Rate Notes contains certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. SDTS was in compliance with all covenants for the Fixed Rate Notes as of September 30, 2016 and December 31, 2015.

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

We had borrowings totaling $719.4 million and $624.9 million under our senior secured notes with a weighted average interest rate of 4.64% and 4.78% per annum as of September 30, 2016 and December 31, 2015, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2016
Long-term debt	$719,361	$—	$792,934	$—
December 31, 2015
Long-term debt	$624,889	$—	$657,270	$—

9.	Regulatory Liability

Our regulatory liability is established through our depreciation rates related to cost of removal and represents amounts that we expect to incur in the future. As of September 30, 2016 and December 31, 2015, we recorded on the Consolidated Balance Sheets as a long-term liability $18.4 million and $10.6 million, respectively, net of actual removal costs incurred.

10.	Commitments and Contingencies

The amounts reported as regulatory assets as of September 30, 2016 and December 31, 2015 are subject to review by the PUCT and as with all utility assets may change at a later date based on that review, see Note 5, Other Assets.

We are not a party to any legal proceedings other than legal proceedings arising in the ordinary course of business. See Note 17, Subsequent Events for information related to our rate case. We do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

11.	Equity

On September 1, 2016, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on September 30, 2016 of $0.25 per unit for a total distribution of $15.2 million ($10.9 million to InfraREIT, Inc.). Also, on September 1, 2016, our board of directors approved a cash dividend to stockholders of record of InfraREIT, Inc. on September 30, 2016 of $0.25 per share for a total of $10.9 million. The cash distribution and cash dividend were paid on October 20, 2016.

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

On September 3, 2015, our board of directors approved a cash distribution by the Operating Partnership to all unit holders of record, including InfraREIT, Inc., on September 30, 2015 of $0.225 per unit for a total distribution of $13.6 million ($9.8 million to InfraREIT, Inc.). Also, on September 3, 2015, our board of directors approved a cash dividend to stockholders of record of InfraREIT, Inc. on September 30, 2015 of $0.225 per share for a total of $9.8 million. The cash distribution and cash dividend were paid on October 22, 2015.

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

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of our Operating Partnership participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. As of September 30, 2016 and December 31, 2015, there were a total of 16.9 million and 17.0 million OP Units, respectively, held by the limited partners of the Operating Partnership.

During the nine months ended September 30, 2016 and 2015, our Operating Partnership issued an aggregate of 29,722 and 28,000 long-term incentive units (LTIP Units), respectively, to seven members of our board of directors. For additional information, refer to Note 15, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. We redeemed 183,496 OP Units with the issuance of 183,496 shares of common stock during the nine months ended September 30, 2016. During the year ended December 31, 2015, we did not redeem any OP Units other than, in connection with the Reorganization: (1) 1,551,878 Class A OP Units held by Hunt-InfraREIT, which were exchanged with InfraREIT, Inc. for 1,551,878 shares of common stock of InfraREIT, Inc. and (2) 6,242,999 Class A OP Units in exchange for the assignment of a promissory note in the principal amount of $66.5 million.

13.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of common stock of InfraREIT, Inc. or common shares of InfraREIT, L.L.C., as applicable, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three and nine months ended September 30, 2016 and 2015.

Earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Basic net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$17,041	$13,972	$29,964	$(6,539)
Weighted average common shares outstanding	43,755	43,565	43,634	42,787
Basic net income (loss) per share	$0.39	$0.32	$0.69	$(0.15)
Diluted net income per share:
Net income (loss) attributable to InfraREIT, Inc.	$17,041	$13,972	$29,964	$(6,539)
Weighted average common shares outstanding	43,755	43,565	43,634	42,787
Redemption of operating partnership units	—	—	—	—
Weighted average dilutive shares outstanding	43,755	43,565	43,634	42,787
Diluted net income (loss) per share	$0.39	$0.32	$0.69	$(0.15)
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income (loss) attributable to noncontrolling interest	$6,560	$5,458	$11,598	$(1,061)
Redemption of operating partnership units	16,884	17,028	16,999	15,964

14.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Base rent (straight-line)	$38,629	$31,253	$106,079	$90,083
Percentage rent	10,790	10,199	10,790	10,199
Total lease revenue	$49,419	$41,452	$116,869	$100,282

SDTS has entered into various leases with Sharyland for all our placed in service T&D assets. The master lease agreements, as amended, expire at various dates from December 31, 2017 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints). The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 37% to a low of 23%. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

15.	Share-Based Compensation

We currently utilize the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) to compensate the non-employee directors for their service on our board of directors. In January 2016, we issued an aggregate of 4,735 shares of common stock and 29,722 LTIP Units to members of our board of directors with a grant date fair value of $18.58 per common share or LTIP Unit and an aggregate fair value of $0.6 million. The 29,722 LTIP Units will vest in January 2017, subject to continued service, and the 4,735 shares of common stock fully vested upon issuance. In April 2016, we issued 5,497 shares of common stock to members of our board of directors with a grant date fair value of $16.81 per common share and an aggregate fair value of $0.1 million. In July 2016, we issued 5,248 shares of common stock to members of our board of directors with a grant date fair value of $17.58 per common share and an aggregate fair value of $0.1 million. The April and July 2016 grant of shares of common stock fully vested upon issuance. In February 2015, an aggregate of 28,000 LTIP Units were issued by the Operating Partnership with a grant date fair value of $26.41 per share to members of our board of directors which vested in full in February 2016. We recognized $0.2 million of compensation expense in general and administrative expense on the Consolidated Statements of Operations during each of the three months ended September 30, 2016 and 2015. We recognized $0.8 million and $0.5 million of compensation expense in general and administrative expense on the Consolidated Statements of Operations during the nine months September 30, 2016 and 2015, respectively, related to these equity awards.

16.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Supplemental cash flow information
Cash paid during the period for interest	$21,879	$20,022
Non-cash investing and financing activities
Change in accrued additions to electric plant	3,383	4,387
Allowance for funds used during construction - debt	2,517	1,312
Net non-cash equity issuances related to the Merger and Reorganization	—	97,193
Net non-cash noncontrolling equity issuances related to the Merger and Reorganization	—	119,607
Redemption of operating partnership units for common stock	3,226	—
Non-cash noncontrolling interest equity issuances	—	755
Dividends and distributions payable	15,160	13,634

17.Subsequent Events

As a result of a preliminary order issued by the PUCT in October 2016, Sharyland and SDTS are required to:

•	File amended rate filing packages no later than January 1, 2017;
•	Amend the rate case application to request PUCT approval of a tariff establishing terms and conditions for the leases between Sharyland and SDTS; and
•	Amend the rate case application to request the PUCT to issue SDTS its own certificate of convenience and necessity.

The preliminary order also contemplates that we will replace the five current lease agreements between Sharyland and SDTS with two leases, one for transmission assets and one for distribution assets. The preliminary order provides that the PUCT’s determinations in the rate case will supersede prior orders to the extent of any conflict, but will not rescind the PUCT’s 2008 approval of the transfer of T&D assets from Sharyland to SDTS. As a result of the PUCT’s regulation of our leases as part of a PUCT approved tariff for SDTS, the rent that we are permitted to charge Sharyland under the leases will be established and approved by the PUCT. We also expect that other rate case issues, such as the allowed return on equity, capital structure, cost of debt and income tax allowance, will be determined by the PUCT’s final order at the conclusion of the rate case. The timing and outcome of the rate case is uncertain, although we currently expect it to be completed during 2017.

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

Overview

We own rate-regulated electric T&D assets in Texas as part of a dividend growth oriented real estate investment trust (REIT). Our assets are located in the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.3 billion as of September 30, 2016. We expect that organic growth as well as potential acquisitions of T&D assets from Hunt, Sharyland or third parties will allow us to achieve continued growth in our rate base, which is calculated as our gross electric plant in service under accounting principles generally accepted in the United States of America (U.S. GAAP) less accumulated depreciation and adjusted for accumulated deferred income taxes.

We are externally managed by Hunt Manager. All our officers are employees of Hunt Manager. We expect to benefit from the experience, skill, resources, relationships and contacts of the executive officers and key personnel of Hunt Manager. Pursuant to our management agreement with Hunt Manager, Hunt Manager provides for our day-to-day management, subject to the oversight of our board of directors. In exchange for these management services, we pay a management fee to Hunt Manager.

For a description of our business model and other significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2016.

Recent Events

As a result of a preliminary order issued by the PUCT in October 2016, our subsidiary Sharyland Distribution & Transmission Services, L.L.C. (SDTS) and Sharyland are required to:

•	File amended rate filing packages no later than January 1, 2017;
•	Amend the rate case application to request PUCT approval of a tariff establishing terms and conditions for the leases between Sharyland and SDTS; and
•	Amend the rate case application to request the PUCT to issue SDTS its own certificate of convenience and necessity (CCN).

The preliminary order also contemplates that we will replace the five current leases between Sharyland and SDTS with two leases, one for transmission assets and one for distribution assets. As a result of the PUCT’s regulation of our leases as part of a PUCT approved tariff for SDTS, the rent that we are permitted to charge Sharyland under the leases will be established and approved by the PUCT. The preliminary order provides that the PUCT’s determinations in the rate case will supersede prior orders to the extent of any conflict, but will not rescind the PUCT’s 2008 approval of the transfer of T&D assets from Sharyland to SDTS.

The timing and outcome of the rate case is uncertain, although we currently expect it to be completed during 2017. We intend to work with the PUCT staff and other interested parties throughout the rate case to develop and implement an approach for regulating Sharyland, SDTS and the leases in a manner that is consistent with applicable laws and regulations, is constructive for customers, is workable for our business and positions us to continue to operate as a REIT. However, it is possible that the process implemented for regulating the leases as part of a PUCT approved tariff for SDTS or other rate case determinations could affect our business and operating results. For further information, see the caption Regulatory Matters below and Part II, Item 1A., Risk Factors of this Quarterly Report on Form 10-Q.

InfraREIT, Inc. Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Lease revenue
Base rent	$38,629	$31,253	$106,079	$90,083
Percentage rent	10,790	10,199	10,790	10,199
Total lease revenue	49,419	41,452	116,869	100,282
Operating costs and expenses
General and administrative expense	5,336	5,504	15,861	58,965
Depreciation	11,828	10,259	34,312	29,438
Total operating costs and expenses	17,164	15,763	50,173	88,403
Income from operations	32,255	25,689	66,696	11,879
Other (expense) income
Interest expense, net	(9,379)	(6,723)	(27,276)	(21,084)
Other income, net	1,024	707	2,920	2,180
Total other expense	(8,355)	(6,016)	(24,356)	(18,904)
Income (loss) before income taxes	23,900	19,673	42,340	(7,025)
Income tax expense	299	243	778	575
Net income (loss)	23,601	19,430	41,562	(7,600)
Less: Net income (loss) attributable to noncontrolling interest	6,560	5,458	11,598	(1,061)
Net income (loss) attributable to InfraREIT, Inc.	$17,041	$13,972	$29,964	$(6,539)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Lease revenue — Lease revenue was $49.4 million and $41.5 million for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $7.9 million, or 19.0%. Base rent was $38.6 million, or 78.1% of total revenue, and $31.3 million, or 75.4% of total revenue, for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $7.3 million, or 23.3%. The increase in base rent was driven by the addition of assets under lease. Percentage rent was $10.8 million, or 21.9% of total revenue, and $10.2 million, or 24.6% of total revenue, for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $0.6 million, or 5.9%, due to an increase in Sharyland’s gross revenues during the first nine months of 2016 compared to first nine months of 2015. See Note 14, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $5.3 million and $5.5 million for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $0.2 million, or 3.6%. The decrease in general and administrative expense between the two periods was primarily driven by a decrease of $0.4 million in professional services partially offset by an increase of $0.2 million in management fees owed to Hunt Manager under our management agreement. The decrease in professional services is attributable to $0.5 million in evaluation expenses for potential transactions during 2015, which did not recur in the 2016 period, partially offset by $0.2 million in expenses in 2016 for software upgrades. We expect an increase in our general and administrative expense throughout the remainder of 2016 and 2017 related to SDTS’s participation in the rate case filing and related matters.

Depreciation — Depreciation expense was $11.8 million and $10.3 million for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $1.5 million, or 14.6%. The increase in depreciation expense was due to additional assets placed in service during 2016 and 2015.

Interest expense, net — Interest expense, net was $9.4 million and $6.7 million during the three months ended September 30, 2016 and 2015, respectively, representing an increase of $2.7 million. The increase in interest expense, net was due to the refinancing of our variable rate debt in December 2015 with fixed rate debt bearing a higher interest rate, plus higher average debt balances during the third quarter of 2016. The increase in interest expense, net was partially offset by an additional $0.3 million of AFUDC on debt during 2016 compared to 2015 due to higher CWIP balances and applicable rates during 2016 compared to 2015. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $1.0 million and $0.7 million during the three months ended September 30, 2016 and 2015, respectively, representing an increase of $0.3 million. The increase in other income, net was primarily driven by an increase in AFUDC on other funds resulting from higher CWIP balances and applicable rates during 2016 compared to 2015.

Net income (loss) — Net income was $23.6 million during the three months ended September 30, 2016 compared to net income of $19.4 million during the three months ended September 30, 2015, representing an increase of $4.2 million, or 21.6%. The increase in net income between the two periods was attributable to a $7.9 million increase in lease revenue partially offset by a $1.5 million increase in depreciation expense and a $2.7 million increase in interest expense, net.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Lease revenue — Lease revenue was $116.9 million and $100.3 million for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $16.6 million, or 16.6%. Base rent was $106.1 million, or 90.8% of total revenue, and $90.1 million, or 89.8% of total revenue, for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $16.0 million, or 17.8%. The increase in base rent was driven by the addition of assets under lease. Percentage rent was $10.8 million, or 9.2% of total revenue, and $10.2 million, or 10.2% of total revenue, for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $0.6 million, or 5.9%, due to an increase in Sharyland’s gross revenues during 2016 compared to 2015. See Note 14, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

General and administrative expense — General and administrative expense was $15.9 million and $59.0 million for the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $43.1 million. During the first quarter of 2015, we incurred a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT), a subsidiary of HCI, as a non-cash reorganization advisory fee. We did not have a similar expense in 2016. The elimination of this $44.9 million expense is partially offset by an increase of $1.2 million in management fees owed to Hunt Manager under our management agreement, $0.4 million in professional services and $0.3 million of stock compensation expense. We expect an increase in our general and administrative expense throughout the remainder of 2016 and 2017 related to SDTS’s participation in the rate case filing and related matters.

Depreciation — Depreciation expense was $34.3 million and $29.4 million for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $4.9 million, or 16.7%. The increase in depreciation expense was due to additional assets placed in service during 2016 and 2015.

Interest expense, net — Interest expense, net was $27.3 million and $21.1 million during the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $6.2 million. The increase in interest expense, net was due to the refinancing of our variable rate debt in December 2015 with fixed rate debt bearing a higher interest rate, plus higher average debt balances during 2016. The increase in interest expense, net was partially offset by an additional $1.2 million of AFUDC on debt resulting from higher CWIP balances and applicable rates during 2016 compared to 2015. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $2.9 million and $2.2 million during the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $0.7 million. The increase in other income, net was primarily driven by an increase in AFUDC on other funds resulting from higher CWIP balances and applicable rates during 2016 compared to 2015.

Net income (loss) — Net income was $41.6 million during the nine months ended September 30, 2016 compared to a net loss of $7.6 million for the nine months ended September 30, 2015. The increase in net income between the two periods was attributable to a $16.6 million increase in lease revenue and a decrease of $44.9 million in general and administrative expenses representing the non-cash reorganization advisory fee in the first quarter of 2015, partially offset by a $4.9 million increase in depreciation expense and a $6.2 million increase in interest expense, net.

Liquidity and Capital Resources

As of September 30, 2016, we had $11.0 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of September 30, 2016, we also had $1.7 million of restricted cash and $232.5 million of unused capacity under our revolving credit facilities.

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

Under the terms of our existing leases, Sharyland provides a capital expenditure forecast on a rolling three year basis that sets forth anticipated capital expenditures related to our T&D assets. We fund Footprint Projects related to our T&D assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. To the extent we fund such Footprint Projects, Sharyland is required to lease the assets related to such Footprint Projects.

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

Capital Expenditures

Our total capital expenditures for the nine months ended September 30, 2016 and 2015 were $179.8 million and $164.9 million, respectively. On an accrual basis, capital expenditures for the nine months ended September 30, 2016 and 2015 were $173.9 million and $159.2 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures and cash for additions to electric plant on the Consolidated Statements of Cash Flows due in part to differences in construction costs incurred during the period versus cash paid during the period.

During the fall of each year, Sharyland provides us a rolling three year budget that sets forth anticipated capital expenditures related to Footprint Projects. Additionally, Sharyland provides us a quarterly update to determine if any material changes to the budget have been identified. During this quarter’s review, we lowered our 2017 and 2018 forecasted capital expenditures range due primarily to lower levels of commitments and follow through in customer identified projects and forecasts; a slower pace of load growth; and the relative geographic concentration of recent and expected load growth in Sharyland’s service territories. As a result, we expect estimated Footprint Projects capital expenditures for the calendar years 2016 through 2018 in the range of $470 million to $630 million as more fully set forth in the table below. We intend to fund these capital expenditures with a mix of debt and cash flows from operations. Our three year capital expenditures forecast reflects estimates of the requirements to improve the reliability of our existing system and meet the identified and expected requirements of customers, reflecting the historical and estimated future growth in our service territories.

	Years Ending December 31,
(In millions)	2016	2017	2018
Total estimated Footprint Projects capital expenditures	$220-240	$175-240	$75-150

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

Dividends and Distributions

As a REIT, we must make current distributions of at least 90% of our annual taxable income (excluding capital gains and other adjustments). We expect to distribute at least 100% of our taxable income.

On September 1, 2016, our board of directors approved a cash distribution by our Operating Partnership to all unit holders of record on September 30, 2016 of $0.25 per unit, or $1.00 per unit on an annualized basis, for a total distribution of $15.2 million ($10.9 million to InfraREIT, Inc.). Also on September 1, 2016, our board of directors declared a cash dividend to stockholders of record of InfraREIT, Inc. on September 30, 2016 of $0.25 per share of common stock, or $1.00 per share on an annualized basis, for a total of $10.9 million. The cash distribution and cash dividend were paid on October 20, 2016.

We paid a total of $15.2 million and $13.6 million in dividends and distributions during the three months ended September 30, 2016 and 2015, respectively. We paid a total of $43.9 million and $48.0 million in dividends and distributions during the nine months ended September 30, 2016 and 2015, respectively. Of the $48.0 million of dividends and distributions paid in the first nine months of 2015, $25.8 million was paid prior to our IPO.

Credit Arrangements

We have two revolving credit facilities and senior secured notes. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Operating Partnership Revolving Credit Facility

In 2014, our Operating Partnership entered into a $75.0 million revolving credit facility led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by substantially all the assets of the Operating Partnership. In addition, InfraREIT, Inc. and Transmission and Distribution Company, LLC (TDC), a subsidiary of our Operating Partnership, guarantee the revolving credit facility, and the TDC guarantee is secured by the assets of, and the Operating Partnership’s equity interest in, TDC on materially the same basis as with TDC’s senior secured notes described below.

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

As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of September 30, 2016 and December 31, 2015, our Operating Partnership was in compliance with all covenants under the credit agreement.

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

As of September 30, 2016, SDTS had $92.5 million of borrowings outstanding at a weighted average interest rate of 2.27%, no letters of credit outstanding and $157.5 million of remaining borrowing capacity available under this revolving credit facility. As of December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05% with no letters of credit outstanding and $196.0 million of remaining borrowing capacity available under this revolving credit facility. As of September 30, 2016 and December 31, 2015, SDTS was in compliance with all covenants under its credit agreement.

Senior Secured Notes

In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock) in 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates, which mature on December 30, 2020. Principal and interest on these senior secured notes are payable quarterly and these senior secured notes are collateralized by the equity interests of TDC and certain accounts of TDC. As of September 30, 2016, $17.8 million of principal was outstanding under these senior secured notes.

In December 2015, SDTS issued $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025, and in January 2016 issued an additional $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of September 30, 2016, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively. The proceeds received in December 2015 from the issuance of the Series A Notes were used to repay the outstanding principal and interest on the Sharyland Projects, LLC (SPLLC) term loan described below, and the proceeds received from the January 2016 issuance of the Series B Notes were used to repay our outstanding balances on the SDTS revolving credit facility and for general operating purposes.

In 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes), which mature on December 30, 2029. Principal and interest on these senior secured notes are payable quarterly. As of September 30, 2016, $43.1 million of principal was outstanding under these senior secured notes. In connection with the acquisition of Cap Rock in 2010, our subsidiaries entered into several different debt arrangements, including $110.0 million aggregate principal amount of 6.47% per annum senior secured notes SDTS issued to The Prudential Insurance Company of America (2010 Notes), which mature on September 30, 2030. Principal and interest on these senior secured notes are payable quarterly. As of September 30, 2016, $98.5 million of principal was outstanding under these senior secured notes.

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The agreements governing the senior secured notes contain certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. As of September 30, 2016 and December 31, 2015, SDTS and TDC were in compliance with all covenants under the applicable agreements.

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

The Fixed Rate Notes have a principal balance of $60.0 million which is due in full on June 20, 2018. Interest is payable quarterly at an interest rate of 5.04% per annum. The Fixed Rate Notes do not provide for any principal payments. In December 2015, the Fixed Rate Notes were assumed by SDTS in connection with the merger of SPLLC into SDTS. The carrying amount of the Fixed Rate Notes was $60.0 million as of September 30, 2016.

The credit agreement governing the Fixed Rate Notes contains certain default triggers related to the failure to maintain compliance with financial and other covenants contained in the agreements, such as limitations on liens, investments and the incurrence of additional indebtedness. SDTS was in compliance with all covenants for the Fixed Rate Notes as of September 30, 2016 and December 31, 2015.

The Series A Notes, Series B notes, 2009 Notes, 2010 Notes and Fixed Rate Notes are secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above.

Cash Flows

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Cash flows from operating activities — Net cash provided by operating activities was $92.9 million and $78.2 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the nine months ended September 30, 2016 compared to the same period of 2015, combined with more cash provided by working capital changes during the 2016 period compared to the 2015 period.

Cash flows from investing activities — Net cash used in investing activities was $179.8 million and $295.0 million during the nine months ended September 30, 2016 and 2015, respectively. During the first nine months of 2016, we used $179.8 million for the capital expenditures related to the construction of our T&D assets compared to $164.9 million during the same period of 2015. During the same period of 2015, we used $172.4 million of our IPO proceeds as cash consideration in the Merger which was partially offset by our receipt of cash proceeds of $41.2 million from the sale of the Cross Valley transmission line (Cross Valley Project) and Golden Spread Electric Cooperative interconnection (Golden Spread Project) to Hunt or one of its affiliates and our sale of marketable securities for cash of $1.1 million. We did not have similar transactions during 2016.

Cash flows from financing activities — Net cash provided by financing activities was $88.4 million and $230.9 million during the nine months ended September 30, 2016 and 2015, respectively. The decrease related primarily to our receipt of net cash proceeds of $493.7 million from our IPO during the first quarter of 2015. We did not receive any cash proceeds from the issuance of equity during 2016. Additionally, we had repayments of borrowings of $267.4 million and dividends and distributions of $48.0 million, partially offset by borrowings of $53.0 million, during the nine months ended September 30, 2015, compared to repayments of borrowings of $61.5 million and payment of dividends and distributions of $43.9 million, offset by borrowings of $194.5 million, during the same period of 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.

Regulatory Matters

On April 29, 2016, Sharyland filed a system-wide rate proceeding with the PUCT to update its rates (April Rate Case Filing). Sharyland made this filing in a manner that complied with the restructuring order the PUCT issued related to our structure in 2008 (2008 Restructuring Order), which required Sharyland and SDTS to be regulated on a combined basis and generally disregarded the economics of the lease relationship between Sharyland and SDTS. However, in October 2016, the PUCT approved a preliminary order requiring Sharyland and SDTS to:

•	File an amended rate filing package no later than January 1, 2017;
•	Amend the rate case application to request PUCT approval of a tariff establishing terms and conditions for the leases between Sharyland and SDTS; and
•	Amend the rate case application to request the PUCT to issue SDTS its own CCN.

The preliminary order also contemplates that we will replace the five current leases between Sharyland and SDTS with two leases, one for transmission assets and one for distribution assets. The preliminary order provides that the PUCT’s determinations in the rate case will supersede prior orders to the extent of any conflict, but will not rescind the PUCT’s approval of the transfer of T&D assets from Sharyland to SDTS pursuant to the 2008 Restructuring Order. As a result of the PUCT’s regulation of our leases as part of a PUCT approved tariff for SDTS, the rent that we are permitted to charge Sharyland under the leases will be established and approved by the PUCT. We expect our lease rates and Sharyland’s customer rates to be established in this rate case based on the test year ended December 31, 2015. We also expect the regulatory method for updating lease payments between rate cases, together with other issues, such as the allowed return on equity, capital structure, cost of debt and income tax allowance, to be determined by the PUCT’s final order at the conclusion of the rate case. The timing and outcome of the rate case is uncertain, although we currently expect it to be completed during 2017.

We expect an increase in our general and administrative expense throughout the remainder of 2016 and 2017 related to SDTS’ participation in the rate case filing and related matters.

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

Non-GAAP EPS was $0.32 per share for the three months ended September 30, 2016 compared to $0.28 per share for the three months ended September 30, 2015, representing an increase of 14.3%. Non-GAAP EPS during the three months ended September 30, 2016 and 2015 was based on 60.6 million weighted average shares outstanding. For the three months ended September 30, 2016, CAD was $19.4 million compared to $17.1 million for the three months ended September 30, 2015 representing an increase of $2.3 million or 13.5%.

Adjusted EBITDA was $39.7 million for the three months ended September 30, 2016 compared to $33.5 million for the three months ended September 30, 2015, representing an increase of $6.2 million, or 18.5%. For the three months ended September 30, 2016, AFFO was $30.0 million compared to $26.5 million in the same period in 2015, representing an increase of $3.5 million, or 13.2%.

Non-GAAP EPS was $0.93 per share for the nine months ended September 30, 2016 compared to $0.90 per share for the nine months ended September 30, 2015, representing an increase of 3.3%. Non-GAAP EPS during the nine months ended September 30, 2016 and 2015 was based on 60.6 million and 58.8 million weighted average shares outstanding, respectively. For the nine months ended September 30, 2016, CAD increased $3.4 million, or 6.3%, to $57.0 million from $53.6 million for the nine months ended September 30, 2015.

Adjusted EBITDA was $115.6 million for the nine months ended September 30, 2016 compared to $101.8 million for the nine months ended September 30, 2015, representing an increase of $13.8 million, or 13.6%. For the nine months ended September 30, 2016, AFFO was $87.6 million compared to $80.1 million in the same period in 2015, representing an increase of $7.5 million, or 9.4%.

Non-GAAP EPS

The following sets forth a reconciliation of net income (loss) attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(In thousands, except per share amounts, unaudited)	Amount	Per Share (3)	Amount	Per Share (4)
Net income attributable to InfraREIT, Inc.	$17,041	$0.39	$13,972	$0.32
Net income attributable to noncontrolling interest	6,560	0.39	5,458	0.32
Net income	23,601	0.39	19,430	0.32
Non-cash reorganization structuring fee	—	—	—	—
Reorganization expenses	—	—	—	—
Percentage rent adjustment (1)	(2,998)	(0.05)	(2,791)	(0.05)
Base rent adjustment (2)	(1,396)	(0.02)	338	0.01
Non-GAAP net income	$19,207	$0.32	$16,977	$0.28

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(In thousands, except per share amounts, unaudited)	Amount	Per Share (5)	Amount	Per Share (6)
Net income (loss) attributable to InfraREIT, Inc.	$29,964	$0.69	$(6,539)	$(0.15)
Net income (loss) attributable to noncontrolling interest	11,598	0.68	(1,061)	(0.07)
Net income (loss)	41,562	0.69	(7,600)	(0.13)
Non-cash reorganization structuring fee	—	—	44,897	0.76
Reorganization expenses	—	—	333	0.01
Percentage rent adjustment (1)	10,038	0.16	9,768	0.17
Base rent adjustment (2)	4,602	0.08	5,469	0.09
Non-GAAP net income	$56,202	$0.93	$52,867	$0.90

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

(3)

The weighted average common shares outstanding during the three months ended September 30, 2016 of 43.7 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the three months ended September 30, 2016 of 16.9 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding during the three months ended September 30, 2016 of 60.6 million was used for the remainder of the per share calculations.

(4)

The weighted average common shares outstanding during the three months ended September 30, 2015 of 43.6 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the three months ended September 30, 2015 of 17.0 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding during the three months ended September 30, 2015 of 60.6 million was used for the remainder of the per share calculations.

(5)

The weighted average common shares outstanding during the nine months ended September 30, 2016 of 43.6 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the nine months ended September 30, 2016 of 17.0 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding during the nine months ended September 30, 2016 of 60.6 million was used for the remainder of the per share calculations.

(6)

The weighted average common shares outstanding during the nine months ended September 30, 2015 of 42.8 million was used to calculate net loss attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the nine months ended September 30, 2015 of 16.0 million was used to calculate the net loss attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding during the nine months ended September 30, 2015 of 58.8 million was used for the remainder of the per share calculations.

CAD

The following sets forth a reconciliation of net income (loss) to CAD:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2016	2015	2016	2015
Net income (loss)	$23,601	$19,430	$41,562	$(7,600)
Depreciation	11,828	10,259	34,312	29,438
Non-cash reorganization structuring fee	—	—	—	44,897
Percentage rent adjustment (1)	(2,998)	(2,791)	10,038	9,768
Base rent adjustment (2)	(1,396)	338	4,602	5,469
Amortization of deferred financing costs	1,003	612	3,010	2,436
Reorganization expenses	—	—	—	333
Non-cash equity compensation	230	185	750	493
Other income, net (3)	(1,024)	(707)	(2,920)	(2,180)
Capital expenditures to maintain net assets	(11,828)	(10,259)	(34,312)	(29,438)
CAD	$19,416	$17,067	$57,042	$53,616

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)

Includes AFUDC on other funds of $1.0 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and $2.9 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

EBITDA and Adjusted EBITDA

The following sets forth a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2016	2015	2016	2015
Net income (loss)	$23,601	$19,430	$41,562	$(7,600)
Interest expense, net	9,379	6,723	27,276	21,084
Income tax expense	299	243	778	575
Depreciation	11,828	10,259	34,312	29,438
EBITDA	45,107	36,655	103,928	43,497
Non-cash reorganization structuring fee	—	—	—	44,897
Percentage rent adjustment (1)	(2,998)	(2,791)	10,038	9,768
Base rent adjustment (2)	(1,396)	338	4,602	5,469
Reorganization expenses	—	—	—	333
Other income, net (3)	(1,024)	(707)	(2,920)	(2,180)
Adjusted EBITDA	$39,689	$33,495	$115,648	$101,784

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

FFO and AFFO

The following sets forth a reconciliation of net income (loss) to FFO and AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2016	2015	2016	2015
Net income (loss)	$23,601	$19,430	$41,562	$(7,600)
Depreciation	11,828	10,259	34,312	29,438
FFO	35,429	29,689	75,874	21,838
Non-cash reorganization structuring fee	—	—	—	44,897
Percentage rent adjustment (1)	(2,998)	(2,791)	10,038	9,768
Base rent adjustment (2)	(1,396)	338	4,602	5,469
Reorganization expenses	—	—	—	333
Other income, net (3)	(1,024)	(707)	(2,920)	(2,180)
AFFO	$30,011	$26,529	$87,594	$80,125

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

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

In addition to Sharyland’s financial information in accordance with U.S. GAAP, we are presenting Sharyland’s non-GAAP financial information below which removes the effect of the failed sale-leaseback accounting. This non-GAAP financial information is reviewed by our management and board of directors in evaluating Sharyland’s results of operations and financial condition. Although our management considers Sharyland’s U.S. GAAP financial information as well, we believe this non-GAAP financial information provides important supplemental evidence regarding Sharyland’s ability to meet its rent obligations to us, and we believe it is helpful to our investors in understanding our tenant’s financial condition without the additional implications of the failed sale-leaseback accounting.

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

Sharyland acquired the Golden Spread Project in March 2016 and the Cross Valley Project in May 2016. These acquisitions were accounted for as a combination of entities under common control whereby the net assets acquired were combined with Sharyland at their carrying value. Balance sheet information as of December 31, 2015 and income statement information for the periods ended September 30, 2015 have been adjusted to reflect the acquisitions of the Golden Spread Project and Cross Valley Project. Accordingly, the non-GAAP reconciliations presented below give effect to the Golden Spread Project and Cross Valley Project acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$5,088	$4,985	$9,114	$5,952
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	8,045	6,750	23,238	19,501
Add: Failed sale-leaseback interest expense	36,320	31,079	103,682	90,523
Deduct: Rent expense	44,912	39,543	131,216	115,946
Sharyland's management reported net income	4,541	3,271	4,818	30
Adjustments:
Add: Interest expense, net	1,411	428	1,333	1,425
Add: Income tax expense	397	129	1,114	1,044
Add: Depreciation and amortization	2,779	1,328	7,142	3,820
Add: Rent expense	44,912	39,543	131,216	115,946
EBITDAR	$54,040	$44,699	$145,623	$122,265
Ratio of EBITDAR to rent expense	1.20x	1.13x	1.11x	1.05x

	September 30, 2016
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$74,560	$—	$74,560
Property, plant and equipment, net	1,800,570	(1,522,111)	278,459
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	40,946	(23,606)	17,340
Total Assets	$1,917,176	$(1,545,717)	$371,459
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$54,549	$—	$54,549
Current portion of financing obligation	36,013	(36,013)	—
Due to affiliates	28,367	—	28,367
Fair value of derivatives	27	—	27
Current state margin tax payable	1,345	—	1,345
Total current liabilities	120,301	(36,013)	84,288
Long-term financing obligations	1,510,200	(1,510,200)	—
Long-term debt	152,700	—	152,700
Regulatory liabilities	7,051	—	7,051
Other post-employment benefits (OPEB) and other long-term liabilities	6,070	—	6,070
Total liabilities	1,796,322	(1,546,213)	250,109
Commitments and contingencies	1,163	—	1,163
Partners' capital	119,691	496	120,187
Total Partners' Capital and Liabilities	$1,917,176	$(1,545,717)	$371,459

	December 31, 2015
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$108,970	$—	$108,970
Property, plant and equipment, net	1,615,831	(1,375,976)	239,855
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	37,758	(23,045)	14,713
Total Assets	$1,763,659	$(1,399,021)	$364,638
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$68,106	$—	$68,106
Current portion of financing obligation	32,006	(32,006)	—
Due to affiliates	27,085	—	27,085
Fair value of derivatives	32	—	32
Current state margin tax payable	1,545	—	1,545
Total current liabilities	128,774	(32,006)	96,768
Long-term financing obligations	1,371,502	(1,371,502)	—
Long-term debt	166,700	—	166,700
Regulatory liabilities	5,940	—	5,940
OPEB and other long-term liabilities	8,787	—	8,787
Total liabilities	1,681,703	(1,403,508)	278,195
Commitments and contingencies	1,163	—	1,163
Partners' capital	80,793	4,487	85,280
Total Partners' Capital and Liabilities	$1,763,659	$(1,399,021)	$364,638

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2016, the outstanding balance on our revolving credit facilities was $92.5 million. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Pursuant to a preliminary order that the PUCT issued in October 2016, SDTS, our regulated subsidiary, will be joined as a party to Sharyland’s ongoing rate case, and SDTS and Sharyland will be required to file an amended rate case application by January 1, 2017. For further information regarding the rate case, see the caption Regulatory Matters in Part I., Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II., Item 1A., Risk Factors of this Quarterly Report on Form 10-Q.

In addition, from time to time, we are party to various other legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, we do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors during the three months ended September 30, 2016 from those previously disclosed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015; in Part II, Item 1A., Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (March 2016 10-Q) and in Part II, Item 1A., Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (June 2016 10-Q) except for the new risk factor set forth below. You should carefully consider the risk factors discussed in our 2015 Form 10-K, March 2016 10-Q, June 2016 10-Q and below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Our regulated subsidiary, SDTS, will be joining as a party to Sharyland’s ongoing rate case, and decisions in the rate case could materially and adversely affect our business.

SDTS and Sharyland are required to file an amended rate case application with the PUCT by January 1, 2017 using a test year ended December 31, 2015. Prior to the PUCT’s issuance of the preliminary order in October 2016, SDTS was not required to participate directly in Sharyland’s rate case, although Sharyland’s April Rate Case Filing presented the combined books and records of SDTS and Sharyland consistent with the 2008 Restructuring Order. Pursuant to the 2008 Restructuring Order, the PUCT historically has not directly regulated the lease payments that Sharyland makes to SDTS. However, the preliminary order indicates that this regulatory construct will change and requires SDTS to request PUCT approval in the rate case of an SDTS tariff establishing terms and conditions for the leases between Sharyland and SDTS. As a result, the leases between SDTS and Sharyland will be directly regulated by the PUCT and the rent that we are permitted to charge Sharyland under our leases will be established and approved by the PUCT pursuant to its rate regulation authority. There can be no assurance that our regulated lease rate will be comparable to our historical or existing lease payments.

In determining how to regulate the leases as tariffs, we expect the PUCT to consider whether and how to incorporate any federal income tax requirements to structure the leases as true leases in a manner consistent with the Texas Public Utility Regulatory Act and PUCT precedent. To qualify as a true lease, the lease payments Sharyland makes to SDTS for use of the T&D assets must be based on a fair market value and Sharyland must have both the business opportunity and risk associated with the leased assets. If we are unable to continue to structure our leases as true leases, we will no longer be able to qualify as a REIT under applicable REIT rules.

Further, the final resolution of the rate case will include a number of regulatory determinations, including decisions about the allowed return on equity, capital structure, cost of debt, our ability to recover an income tax allowance and other matters. We also expect a number of other important structural issues to be addressed over the remaining course of this rate case, including the regulatory method to update lease payments between rate cases and whether to grant or transfer CCNs authorizing us to continue to own and lease our assets. It is possible that the resolution of these and other economic or structural issues in the rate case, the process implemented for regulating the leases as tariffs and establishing and updating rates for SDTS and Sharyland on a standalone rather than combined basis or other rate case determinations could result in regulatory requirements or outcomes that materially and adversely affect our operating results and financial condition, limit our ability to timely recover our capital investments, challenge our ability to continue to operate as a REIT under applicable tax laws or otherwise materially and adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As permitted by our Operating Partnership’s partnership agreement, on July 6, 2016, we issued 183,496 shares of common stock to MC Transmission Holdings, Inc., which was a limited partner of our Operating Partnership, upon the redemption of an equal number of common units in our Operating Partnership. The shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.1*	—	Second Amendment to Tenth Amended and Restated Rent Supplement (McAllen Lease), dated September 29, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.2*	—

Second Amendment to Tenth Amended and Restated Rent Supplement (Stanton/Brady/Celeste Lease), dated September 29, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.3*	—	Second Amendment to Eighth Amended and Restated Rent Supplement (CREZ Lease), dated September 29, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.4*	—

Second Amendment to Fifth Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated September 29, 2016, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of September 30, 2016

101.INS*	—	XBRL Instance Document

Exhibit Number		Description

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ Brant Meleski
Date: November 3, 2016	Brant Meleski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lance J. Phillips
Date: November 3, 2016	Lance J. Phillips
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)