Form 10-K
period 2016-12-31
InfraREIT, Inc.
filed 2017-02-28
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant was $526.7 million based on the last sales price on June 30, 2016 on the New York Stock Exchange of $17.54 for the registrant’s Common Stock.

As of February 23, 2017, 43,775,383 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be held May 17, 2017 are incorporated in Part III of this Annual Report on Form 10-K.

InfraREIT, Inc.

GLOSSARY OF TERMS

This glossary highlights some of the industry terms that we use in this Annual Report on Form 10-K and is not a complete list of all the defined terms used herein.

Abbreviation	Term

AFUDC	allowance for funds used during construction

CREZ	competitive renewable energy zones, as defined by a 2005 Texas law establishing the Texas renewable energy program

CWIP	construction work in progress

DC Tie	high-voltage direct current interconnection necessary to provide for electricity flow between asynchronous electric grids in North America

DCRF filing	a distribution cost recovery factor filing with the Public Utility Commission of Texas that updates distribution tariffs to reflect recent capital expenditures, among other matters

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

electric utilities	a person or river authority that owns or operates equipment or facilities to produce, generate, transmit, distribute, sell or furnish electricity in Texas for compensation

ERCOT	Electric Reliability Council of Texas

ERCOT 4CP

the average of ERCOT coincident peak demand for the months of June, July, August and September, excluding the portion of coincident peak demand attributable to wholesale storage load (during 2016, ERCOT 4CP was approximately 67,690 megawatts)

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

PUCT	Public Utility Commission of Texas

PURA	Public Utility Regulatory Act

rate base

calculated as our gross electric plant in service under generally accepted accounting principles in the United States, which is the aggregate amount of our total cash expenditures used to construct such assets plus AFUDC, less accumulated depreciation, and adjusted for accumulated deferred income taxes

REP	retail electric provider, i.e., a company that sells electricity to Texas customers

revenue requirement	a utility’s revenue requirement is equal to its targeted total costs, including operating and maintenance costs, return on rate base and taxes

ROFO Projects	identified projects developed by Hunt Consolidated, Inc. and its affiliates with respect to which we have a right of first offer

service territory	a designated area in which a utility is required or has the right to supply electric service to ultimate customers under a regulated utility structure

T&D	electric transmission and distribution

T&D assets	rate-regulated electric transmission and distribution assets such as power lines, substations, transmission towers, distribution poles, transformers and related property and assets

Abbreviation	Term

TCOS filing

an interim transmission cost of service filing with the PUCT that updates a utility’s transmission cost of service, and therefore its transmission tariff, to reflect recent capital expenditures, among other matters; an interim TCOS filing establishes transmission cost of service until the next rate case or interim TCOS filing transmission

that portion of a power delivery network consisting of an interconnected group of electric transmission lines, towers, poles, switchyards, substations, transformers and associated assets over which electric power is transmitted between points of supply or generation and distribution

U.S. GAAP	accounting principles generally accepted in the United States of America

FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (“we” or “Company”) current expectations, contain projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures, infrastructure programs and estimated distributions to our stockholders. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

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

•	our current reliance on our tenant for all our revenues and, as a result, our dependency on our tenant’s solvency and financial and operating performance;
•	the effects of existing and future tax and other laws and governmental regulations;
•	our failure to qualify or maintain our status as a real estate investment trust (REIT) or changes in the tax laws applicable to REITs;
•	the amount of available investment to grow our rate base;
•	insufficient cash available to meet distribution requirements;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	cyber breaches, weather conditions or other natural phenomena;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC or other qualified personnel;
•	adverse developments in the electric power industry or in business conditions generally; and
•	certain other factors discussed elsewhere in this Annual Report on Form 10-K.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors.

PART I

Item 1.	Business

Company Overview

We are a Maryland corporation engaged in owning and leasing rate-regulated T&D assets in Texas and headquartered in Dallas, Texas. We are structured as a REIT and lease our T&D assets to Sharyland Utilities, L.P. (Sharyland), a Texas-based regulated electric utility, pursuant to leases between Sharyland and our regulated subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS). To support its lease payments to us, Sharyland delivers electric service to customers and collects revenues directly from REPs and DSPs, which pay rates approved by the PUCT.

Our assets are located in the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to approximately $1.4 billion as of December 31, 2016.

Our business originated in the late 1990s when members of the Hunt family founded Sharyland, the first investor owned utility created in the United States since the 1960s. In 2007, we obtained a private letter ruling from the Internal Revenue Service (IRS) confirming that our T&D assets could constitute real estate assets under applicable REIT rules. In 2008, the PUCT approved a restructuring that allowed us to utilize our REIT structure (2008 Restructuring Order). In 2010, InfraREIT, L.L.C. was formed as a REIT, holding all its assets through InfraREIT Partners, LP (Operating Partnership). We completed our initial public offering (IPO) and a series of reorganization transactions on February 4, 2015. Hunt Utility Services, LLC (Hunt Manager) manages our day-to-day business, subject to oversight from our board of directors.

InfraREIT, Inc. was formed as a Delaware corporation in 2001 and converted into a Maryland corporation in 2014. We conduct our business through a traditional umbrella partnership REIT (UPREIT) in which our properties are owned by our Operating Partnership or direct and indirect subsidiaries of our Operating Partnership. All our assets are held by and all our business activities are conducted through the Operating Partnership, either directly or through its subsidiaries. InfraREIT is the sole general partner of our Operating Partnership and owns approximately 72.2% of the limited partnership units (OP Units) as of February 23, 2017. The remaining OP Units are held by the Operating Partnership’s limited partners, including Hunt Consolidated, Inc. (HCI) affiliates. Subject to the terms of the partnership agreement, OP Units held by the limited partners may be redeemed for cash or, at our option, exchanged for shares of our common stock on a one-for-one basis.

Our T&D Assets

Our T&D assets consist of approximately 54,000 electricity delivery points, approximately 815 circuit miles of transmission lines, approximately 40,500 circuit miles of distribution lines, 57 substations and a 300 megawatt high-voltage DC Tie between Texas and Mexico (Railroad DC Tie). The following map shows the location and breakdown of our T&D assets as of December 31, 2016:

Expected Capital Expenditures

We expect to make capital expenditures for Footprint Projects during the calendar years 2017 through 2019 in the range of $275 million to $500 million. For additional information related to our estimated Footprint Projects capital expenditures, see Capital Expenditures under the caption Liquidity and Capital Resources in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Revenue Model

We lease our T&D assets to Sharyland, which makes lease payments to us consisting of base and percentage rent. To support its lease payments to us, Sharyland delivers electric service to customers and collects revenues directly from DSPs and REPs, which pay PUCT approved rates. Under the terms of our leases, Sharyland is responsible for the maintenance and operation of our assets, payment of all property related expenses associated with our assets, including repairs, maintenance, insurance and taxes (other than income taxes and REIT excise taxes) and construction of Footprint Projects. Sharyland is also primarily responsible for regulatory compliance and reporting requirements related to our assets.

Existing Leases

We currently lease all our assets pursuant to five separate leases, which are primarily grouped by asset geography. The following table provides a summary description of the T&D assets in each of our leases as of December 31, 2016.

Lease	Location of Assets	Description of Assets	Lease Expiration Date
S/B/C Lease	In and around Stanton, Brady and Celeste, Texas	Approximately 40,000 circuit miles of overhead and underground distribution lines; transmission lines and substations	12/31/2017
McAllen Lease	Primarily South Texas	Railroad DC Tie; transmission operations center; approximately 15 circuit miles of 138 kV transmission lines, distribution lines and substations	12/31/2019
CREZ Lease	Texas Panhandle	Approximately 430 circuit miles of 345 kV transmission lines and designated collection stations	12/31/2020
Stanton Transmission Loop Lease	Near Stanton, Texas	Approximately 370 circuit miles of transmission lines and connected substations	12/31/2021
ERCOT Transmission Lease	Texas Panhandle	Substations in the Panhandle	12/31/2022

On December 30, 2016, Sharyland and SDTS filed an amended rate case application and rate filing packages with the PUCT (December Rate Case Filing). As part of the December Rate Case Filing Sharyland and SDTS proposed to replace our five existing lease agreements with two new leases. See Proposed Leases below.

2016 Rent Revenue

The table below provides a summary of lease revenue and certain other information with respect to our leases (dollar amounts in thousands):

Lease	Lease Expiration Date	Net Effective Rent (1)	Percentage of Net Effective Rent (2)	Total Electric Plant, net (3)	Percentage of Total Electric Plant, net (4)
S/B/C Lease	12/31/2017	$76,594	44.5%	$689,444	45.0%
McAllen Lease	12/31/2019	13,875	8.1%	130,665	8.5%
CREZ Lease	12/31/2020	72,533	42.1%	632,783	41.3%
Stanton Transmission Loop Lease	12/31/2021	4,421	2.6%	32,481	2.1%
ERCOT Transmission Lease	12/31/2022	4,676	2.7%	48,258	3.1%
		$172,099	100.0%	$1,533,631	100.0%

(1)

Consists of lease revenue under the lease for the year ended December 31, 2016, determined on a straight-line basis under U.S. GAAP. See Revenue Recognition under the caption Summary of Significant Accounting Policies and Estimates in Item II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Calculated as lease revenue for the applicable lease for the year ended December 31, 2016 divided by the total lease revenue for all leases.
(3)	Consists of plant in service, net for the applicable lease as of December 31, 2016.
(4)	Calculated as the electric plant, net for the applicable lease divided by the total electric plant, net for all leases as of December 31, 2016.

Provisions of Our Existing Leases

The following summarizes the material terms of our existing leases. However, as noted above, we have proposed as part of our December Rate Case Filing to replace our five existing lease agreements with two new leases. See Proposed Leases below for a description of the proposed changes to our leases. We expect to continue to operate under our existing leases until the conclusion of the pending rate case.

Rental Rates

All our current revenue is comprised of rental payments from Sharyland under lease supplements that were negotiated at various times between 2010 and 2017. Lease supplements are exhibits to our leases that include the economics of the lease obligations that Sharyland owes us. Historically, we and Sharyland have negotiated rent payments intended to provide us with approximately 97% of the projected regulated return on rate base investment attributable to our assets that we and Sharyland would receive if we were a fully-integrated utility. See the caption Lease Revenues under Factors Expected to Affect Our Operating Results and Financial Condition included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. We and Sharyland have negotiated these rental rates based on the premise that we, as the owner of regulated T&D assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and earn a profit or suffer a loss on its operation of assets. Our current leases require us to negotiate rent payments in a manner consistent with this practice.

Actual revenue and expenses incurred by Sharyland will be different from those expected at the time of negotiation. As a result, we and Sharyland may earn more or less than originally projected. Our current leases prohibit both parties from adjusting for the effect of differences between Sharyland’s actual and projected results.

Sharyland generally makes lease payments to us that consist of base and percentage rent. The percentage rent is based on a percentage of Sharyland’s annual gross revenues, as defined in our leases, in excess of annual specified breakpoints, which are at least equal to the base rent under each lease. Because a utility’s rate base decreases over time as our T&D assets depreciate, revenue under our leases will decrease over time unless we add to our existing rate base by making additional capital expenditures to offset the decreases in the rent resulting from depreciation. The weighted average annual depreciation rate of our assets as of December 31, 2016 was 2.81%. We negotiated our current leases, except our Stanton Transmission Loop Lease, to provide for base rent to comprise approximately 80-90% of the total expected rent. All our leases have a percentage rent component except for the Stanton Transmission Loop Lease.

Our current leases provide that, as the completion of Footprint Projects increases our rate base, we and Sharyland will negotiate amended and restated lease supplements that will update the scheduled rent payments to include additional rent payments related to this incremental rate base. The negotiation of amended and restated lease supplements relates only to the revenue we expect to be generated from the incremental rate base subject to the negotiation and does not impact the portion of the scheduled lease payments previously negotiated with respect to assets that are already in service. However, various factors, such as a change in regulatory conditions or assumptions, could cause Sharyland’s expected lease payments on incremental rate base to be different than its lease payments to us on our existing rate base. Also, our current leases provide that either party can negotiate for economics that differ from our existing leases based on factors that we determine to be appropriate at the time of the negotiation.

Additionally, the amended and restated lease supplement process allows us to address and update a number of other matters under our leases, such as updating the amount of revenue attributable to Sharyland’s capital expenditures and related matters. Because we frequently prepare amended and restated supplements based on the expectations we and Sharyland have regarding various matters, including expected capital expenditures, we have a mechanism, which we refer to as a validation, that we use to amend previously negotiated supplements in order to reflect the difference between the expected capital expenditures and the actual capital expenditures that were placed in service, placed in service dates, TCOS filing dates and related matters. In no event may we use the validation process to account for differences between the expected and actual return on capital expenditures. If we and Sharyland are unable to agree on a rent supplement or a validation, the current leases obligate us to submit the dispute to binding arbitration.

Operation of Our T&D Assets

The leases require that Sharyland operate the T&D assets in a reasonable and prudent manner in accordance with PUCT guidelines and applicable law. Sharyland must obtain and maintain any licenses, permits or other approvals required by applicable law to operate the T&D assets under the leases.

Expenditures

Sharyland is required to provide a capital expenditure budget on a rolling three year basis that sets forth anticipated capital expenditures related to Footprint Projects. Our capitalization policies, consistent with standard utility practices under U.S. GAAP, determine whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund. Footprint Projects expenditures are capitalized and increase our net electric plant while expenditures relating to repairs of our existing T&D assets are expensed.

Sharyland’s Events of Default

Under our current leases, a default will be deemed to occur upon certain events, including (1) the failure of Sharyland to pay rent, after applicable cure periods, (2) certain events of bankruptcy or insolvency with respect to Sharyland, (3) Sharyland’s breach of a representation or warranty in a lease in a material manner, (4) Sharyland’s breach of a covenant in a lease in a material manner or (5) a final judgment for the payment of cash in excess of $1,000,000 is rendered against Sharyland and is not bonded, stayed pending appeal or discharged within 60 days.

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

Financial Covenants

Sharyland is subject to certain covenants under our current leases that prohibit Sharyland from incurring indebtedness in excess of certain thresholds and that otherwise obligate Sharyland to comply with certain covenants under our debt agreements.

Assignment and Subletting

Sharyland may not assign or sublet any of our T&D assets under the current leases without our prior written consent and the approval of the PUCT or other applicable governmental authority.

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

Lease Renewals or Expiration

As noted above, we have proposed as part of our December Rate Case Filing to replace our five existing lease agreements with two new leases upon the conclusion of the pending rate case. Although we currently expect the rate case to be completed during 2017, prior to the scheduled expiration of any of our existing leases, our current leases do provide that, if we and Sharyland desire to renew a lease, we will negotiate lease terms based on our historical negotiations and the return that utilities in Texas are generally earning at the time of negotiation. If either we or Sharyland do not wish to renew a lease, we expect that our negotiations with a new third-party tenant would be based on the rate base of the assets covered by the expired lease and the rate of return expected at the time a new lease is negotiated, among other factors. In any event, because our T&D assets are rate-regulated and necessary for the transmission and distribution of electricity, we expect that they will continue to generate tariff revenue.

Proposed Leases

As further discussed below in Historical Regulation of Our Structure, in October 2016, the PUCT issued a preliminary order (Preliminary Order) that, among other things, required SDTS to request PUCT approval in the rate case of an SDTS tariff establishing terms and conditions for the leases between Sharyland and SDTS. Consistent with the Preliminary Order, SDTS and Sharyland proposed to replace their five existing lease agreements with two leases, one for transmission assets and one for distribution assets. Each of the new leases, if approved by the PUCT, will be executed upon the effectiveness of the rate case and will have a four year term.

Provisions of Proposed Leases

Proposed Rental Rates

The proposed lease payments will include both base and percentage rent as established by the PUCT. Base rent under the leases is a fixed amount. Percentage rent will be an annual amount equal to a percentage (percentage rent rate) of gross revenues collected by Sharyland during the year, subject to certain adjustments as described in the leases, in excess of applicable annual percentage rent breakpoints.

The transmission lease, as proposed, will have one annual percentage rent breakpoint and one percentage rent rate. The distribution lease, as proposed, will have two annual percentage rent breakpoints and two percentage rent rates. The use of two annual percentage breakpoints and two percentage rent rates in the distribution lease is intended to allocate to SDTS a larger portion of Sharyland’s revenues in excess of the second breakpoint. Sharyland will owe percentage rent based on the percentage rent rate on the portion of Sharyland’s adjusted gross revenues in excess of the applicable annual percentage rent breakpoint.

The following table depicts the proposed rates in the SDTS tariff that Sharyland will pay SDTS based on the 2015 test year data:

(In thousands, except percentages)	Rates
Transmission Lease
Monthly base rent	$8,270
Percentage rent rate	35.0%
Annual percentage rent breakpoint	$99,243
Distribution Lease
Monthly base rent	$3,247
Initial
Percentage rent rate	15.4%
Annual percentage rent breakpoint	$38,973
Secondary
Percentage rent rate	39.9%
Annual percentage rent breakpoint	$102,247

As proposed in the December Rate Case Filing, lease payments under the transmission lease will be updated upon the effectiveness of the rate case to give effect to TCOS filings that have been approved by the PUCT after the 2015 test year. The base rent payments will also be updated on an ongoing basis through TCOS and DCRF filings with the PUCT. These updates will replace the current rent supplements and validation process in our existing lease structure.

The rental rates that we have proposed in the December Rate Case Filing are based on the premise that we, as the owner of regulated T&D assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and earn a profit or suffer a loss on its operation of the assets.

Regulation by the PUCT

The new leases will incorporate by reference the terms and conditions contained in the SDTS tariff and will be expressly subject to the authority of the PUCT.

Extended Period of Operatorship

The new leases provide that, following the expiration of the initial four year term, the leases will continue in effect until terminated with the approval of the PUCT or replaced by a new lease with respect to the assets covered by the expired leases.

Other Terms

Except as noted above, the material terms of the proposed new leases are generally consistent with the terms of our existing leases described above. See Provisions of Our Existing Leases above. For example, under the proposed leases, Sharyland will continue to have operational control over our T&D assets and will remain primarily responsible for regulatory compliance and reporting requirements related to our T&D assets on our behalf and with our cooperation. Further, we will continue to be responsible for funding Footprint Projects capital expenditures that are included in the capital expenditure budgets that Sharyland provides on a rolling three year basis, which will be subject to our approval. Sharyland will remain responsible for funding repair expenditures.

The final provisions of the two new leases are subject to the approval of the PUCT and may vary from the terms that we have proposed. See Our T&D assets and Sharyland’s operations are subject to governmental regulation and oversight that could adversely impact our expected returns and operating results. and Decisions by regulators could challenge our ability to continue to operate as a REIT under applicable tax laws or to access capital on reasonable terms. in Part I, Item 1A., Risk Factors.

Proposed Cooperation Agreement

Certain terms from the existing leases that do not relate to the operation of or lease payments for the T&D assets, specifically the financial covenants that limit Sharyland’s indebtedness and various matters regarding financial reporting and cooperation, will be included in a new proposed cooperation agreement between Sharyland and SDTS.

Proposed Transition Payment Agreement

The PUCT’s existing tariff construct does not contemplate the use of a lessor/lessee structure and therefore does not provide a mechanism for updating an asset company’s rates to account for load growth in its tenant’s distribution service territories. Accordingly, we and Sharyland have developed a proposed solution (Transition Payment Agreement) that is intended to allocate the growth in Sharyland’s distribution revenues as additional assets are placed in service after the 2015 test year between our subsidiary, Transmission and Distribution Company, L.L.C. (TDC), as the unregulated parent company of SDTS, and an unregulated parent company of Sharyland. The Transition Payment Agreement will provide us the opportunity to realize an additional portion of Sharyland’s revenue growth to mitigate the regulatory lag on our assets placed in service between rate cases, similar to the opportunity that integrated utilities enjoy. We expect the payments under the Transition Payment Agreement, which will be executed upon conclusion of the rate case, to be based on a variety of factors, including Sharyland’s distribution revenue growth and the amount of distribution assets placed in service. Without the Transition Payment Agreement in place, we would be subject to considerable regulatory lag related to our distribution assets and, accordingly, the potential for reduced revenue related to our incremental distribution capital expenditures. The Transition Payment Agreement will relate only to the distribution portion of our business, and not to transmission.

Regulatory Environment

In the United States, regulated electric infrastructure assets are subject to regulation by various federal, state and local agencies. State regulatory commissions generally establish utility rates based on a traditional cost of service basis, providing for the timely recovery of prudently incurred costs and the opportunity to earn a reasonable rate of return on invested capital, subject to review and approval through periodic regulatory proceedings.

Our T&D assets are located in ERCOT within Texas and, as a result, we are not subject to general regulation as a “public utility” under the Federal Power Act and therefore not subject to FERC jurisdiction. Instead, we are regulated by the PUCT, which has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities that have not ceded original jurisdiction. Rates are established through rate case proceedings, which occur periodically and are typically initiated by the utility or the PUCT, on its own motion or on complaint by an affected stakeholder, to ensure that rates remain just and reasonable. In addition, the Public Utility Regulatory Act requires owners and operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system, and the PUCT has adopted rules implementing the state open-access requirements for all utilities that are subject to the PUCT’s jurisdiction over transmission services.

Historical Regulation of Our Structure

We have separated, between Sharyland and us, the functionality that is typically combined under one commonly owned group in an integrated utility. We are generally responsible for financing and funding infrastructure additions while Sharyland is responsible for construction management, operation and maintenance of our T&D assets. Accordingly, our 2008 Restructuring Order required Sharyland and SDTS to be regulated on a combined basis and did not require the leases between Sharyland and SDTS to be regulated as tariffs. In accordance with the 2008 Restructuring Order, Sharyland has historically held the certificates of convenience and necessity (CCN) required to operate the assets in our service territories and has made all regulatory filings, in which our T&D assets are included, with the PUCT. However, in October 2016, the PUCT issued the Preliminary Order indicating that this regulatory construct would change and required SDTS to request PUCT approval in the rate case of an SDTS tariff establishing terms and conditions for the leases between Sharyland and SDTS. As a result, the leases between SDTS and Sharyland will be directly regulated by the PUCT and the rent that we are permitted to charge Sharyland under the leases will be established and approved by the PUCT pursuant to its rate regulation authority. The Preliminary Order also required SDTS to request that the PUCT issue SDTS its own CCN for owning and leasing its T&D assets.

Rate Setting

Rates are determined by an electric utility’s cost of rendering service to the public during a historical test year, adjusted for known and measurable changes, in addition to a reasonable return on invested capital. When we refer to a “rate case” or a “rate proceeding,” we are referring to formal proceedings before the PUCT, and not to TCOS or DCRF filings, which are described below. At the conclusion of the pending rate case, SDTS’s lease rates will be regulated by the PUCT as part of an SDTS tariff. As such, SDTS will update its tariff rates between rate cases by using TCOS and DCRF filings.

Currently, transmission rates can be updated up to two times per year through TCOS filings. In a TCOS filing, the revenue requirement is updated to reflect changes regarding placed in service net transmission assets, the effect of depreciation and any update to the ERCOT 4CP and property taxes, among other matters. A utility is not permitted in these filings to update the revenue requirement to reflect any changes in operations and maintenance charges, which can be updated only through a full rate proceeding with the PUCT. If an application is materially sufficient and there are no intervenors that challenge the update, the transmission rates will generally be updated within 60 days of the date of the TCOS filing. The updates of the rates pursuant to a TCOS filing will be subject to review in the next rate case filing. The PUCT’s existing TCOS rules are subject to a pending proposal by the PUCT staff recommending a variety of changes to the timing and manner of TCOS filings.

Distribution rates may be updated once a year through a DCRF filing which can only be made between April 1 and April 8 in any given year. Additionally, a DCRF filing can only be used four times between rate proceedings and may not be used while a rate proceeding is pending. In a DCRF filing, the amount of invested capital for distribution facilities and certain associated costs are updated. The amount of operating and maintenance expenses cannot be updated through a DCRF filing. These costs can only be updated through a rate proceeding. If an application is not materially deficient and there are no intervenors that challenge the filing, the distribution rates will generally be updated on September 1 of the year in which the DCRF filing was made (unless good cause can be shown for the rates to be updated as of another date). Sharyland has not historically used DCRF filings to update its distribution rates.

Sharyland’s Current Rates

In January 2014, the PUCT approved a rate case filed by Sharyland applicable to all our T&D assets other than our distribution assets in McAllen, Texas, providing for a capital structure consisting of 55% debt and 45% equity, a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates. The new rates became effective May 1, 2014. Sharyland’s transmission rates have been subsequently updated through TCOS filings.

Pending Rate Case

On April 29, 2016, Sharyland filed a system-wide rate proceeding with the PUCT to update its rates (April Rate Case Filing). Pursuant to the 2008 Restructuring Order, the April Rate Case Filing was prepared using the audited books and records of both Sharyland and SDTS and proposed rates to be set on a combined basis. However, as a result of the Preliminary Order, Sharyland and SDTS were required to file the December Rate Case Filing which supersedes the April Rate Case Filing and requests:

•	PUCT approval of a tariff establishing terms and conditions for the leases between Sharyland and SDTS, including rent rates that SDTS will charge Sharyland under the leases;
•	the PUCT to issue SDTS its own CCN; and
•	new system-wide rates for Sharyland’s system.

For a description of the proposed leases included in the December Rate Case Filing, see Proposed Leases above.

Sharyland and SDTS have requested the following rate case metrics, among others:

•	allowed return on equity of 10%;
•	maintain the capital structure of 55% debt and 45% equity; and
•	reduce the cost of debt to 4.97%, down from 6.73%.

The initial hearings for the rate case are currently scheduled for March 29 to April 7, 2017 with an anticipated conclusion of the rate case during the third quarter of 2017. Although we have a current procedural schedule and have proposed a way to regulate our leases, the ultimate timing and outcome of the rate case are uncertain.

Our Relationship with Sharyland

A REIT is required to generate a substantial portion of its income from REIT qualified assets and through qualified income streams, which include lease payments from third-party tenants. As a result, we have structured ownership of our T&D assets through a lessor/lessee structure, with Sharyland acting as the tenant under each of our leases. Sharyland has been a regulated utility since 1999 and, as our lessee, has control of and is responsible for operating and maintaining our T&D assets.

Sharyland is the managing member of SDTS and has operational control over our T&D assets pursuant to the leases. However, to the extent that day-to-day operations of SDTS involve matters primarily related to passive ownership of the assets, such as capital sourcing, financing, cash management and investor relations, Sharyland has delegated those responsibilities and authorities to InfraREIT pursuant to a delegation agreement. We also have negative control rights over SDTS, such as the right to approve renewals of the leases or any new leases, sales or dispositions of assets, debt issuances and annual budgets, subject to some exceptions.

Our Relationship with Hunt

We have various agreements with HCI and its subsidiaries (Hunt), Hunt Transmission Services, L.L.C. (Hunt Developer), Hunt Manager and Sharyland. The following chart illustrates our relationships with each of these entities as of February 23, 2017.

Lock-Up Agreement

Hunt owns a substantial portion of our equity, and we have entered into a lock-up agreement with Hunt, pursuant to which Hunt has agreed not to transfer or sell an aggregate of 13,471,978 of the shares of our common stock and OP Units that it currently owns. After February 4, 2018, this lock-up will continue to apply to an aggregate of approximately 8,419,987 shares of our common stock and OP Units until February 4, 2020, at which time all transfer restrictions will expire. As of February 23, 2017, Hunt is the record holder of 5,500 shares of our common stock and 16,704,680 OP Units. Hunt’s lock-up agreement with us will terminate upon the termination or non-renewal of the management agreement and development agreement. In addition, Hunt has informed us that it currently intends to hold a substantial portion of its equity in us for the foreseeable future.

Management Agreement

We are parties to a management agreement with Hunt Manager pursuant to which Hunt Manager manages our day-to-day business, subject to oversight from our board of directors.

Compensation

The following table summarizes the fees and expense reimbursements that we pay to Hunt Manager pursuant to the management agreement:

Compensation	Description
Base Fee

The base fee for each twelve month period beginning on April 1 will equal 1.5% of our total equity (including noncontrolling interest) as of the end of the immediately preceding year. Effective April 1, 2017, the annual base fee will increase from $14.0 million to $14.2 million through March 31, 2018.

Incentive Payment	We pay Hunt Manager an incentive payment, payable quarterly, equal to 20% of the quarterly distributions per OP Unit (inclusive of the incentive payment) in excess of $0.27 per OP Unit per quarter.
Reimbursement of Expenses

We reimburse Hunt Manager for all third-party expenses incurred on our behalf or otherwise in connection with the operation of our business, other than certain specified expenses, such as compensation expenses related to Hunt Manager's personnel that are identified in the management agreement as the exclusive responsibility of Hunt Manager.

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

Hunt’s Development Projects

Development Agreement

The development agreement with Hunt Developer and Sharyland gives us the exclusive right to continue to fund the development and construction of Footprint Projects and Hunt Developer the exclusive right to fund the development and construction of ROFO Projects. The development agreement also provides us with a right of first offer to acquire ROFO Projects.

Under the terms of the development agreement, Hunt has the obligation to offer ROFO Projects to us prior to the project being energized. Hunt’s offer of a ROFO Project will commence a 75-day negotiation period; however, in certain circumstances, the parties may agree to extend the negotiation period past 75 days. Following this period, if we are unable to reach an agreement on the terms of such purchase, Hunt may, during the following 18 months, transfer the ROFO Project to a third-party, but only on terms and conditions generally no more favorable than those offered to us. If the ROFO Project is not transferred to a third-party during that time period, Hunt would once again be required to offer the project to us and begin another negotiation period with us before transferring the project to a third-party.

Additionally, under the terms of the development agreement, we are required to give Sharyland a right of first offer to lease any assets we acquire or develop, subject to exceptions. If we and Sharyland are unable to agree on lease terms and an exception does not apply, we will only be able to lease the assets to other tenants on terms that are more favorable to us than Sharyland’s best offer.

The term of the development agreement expires December 31, 2019, and will automatically renew for successive five year terms. However, our rights under the development agreement will expire effective upon any termination of the management agreement.

Hunt Projects

The following ROFO Projects relate to assets placed in service which are owned and operated by Sharyland. We expect these projects to be offered to us again in the future.

Project	State	Net Electric Plant
Golden Spread Project	TX	Approximately $90 million
Cross Valley Project	TX	Approximately $170 million

The following are additional development projects Hunt is pursuing. Although not all of the development projects listed below are ROFO Projects under the development agreement, Hunt has informed us that it intends for us to be the primary owner of its T&D development projects as those projects are completed and placed in service.

Project	State	Status
Generation interconnections	TX	Development
Nogales - DC Tie	AZ	Development
Southline	AZ - NM	Development
South Plains / Lubbock Power & Light integration	TX	Development
Verde	NM	Development

Acquisitions by Us

The Conflicts Committee of our board of directors will evaluate any potential acquisition of a project from Hunt or Sharyland and determine if the project is in our best interest based on the negotiated terms. The purchase price for any project will be negotiated based on a number of factors, such as the cash flow and rate base for the assets, market conditions, potential for incremental Footprint Projects, the terms of any related lease and the regulatory return we expect the assets will earn.

Hunt’s Schedule 13D

On February 28, 2017, HCI filed an amendment to its Schedule 13D with the U.S. Securities and Exchange Commission (SEC) stating that, due to circumstances that may arise in SDTS’s rate case, proposed changes to federal tax legislation and other potential developments, Hunt, on its own behalf, may begin evaluating and may ultimately propose consideration of possible alternatives to our existing business structure or arrangements among us, Sharyland and Hunt affiliates. Hunt also noted in the amendment that it may determine not to seek any change to our existing business arrangements. Our board of directors and Conflicts Committee intend to consider any proposed alternatives from Hunt in addition to evaluating and responding to developments in SDTS’s rate case, federal tax legislation and other developments on our behalf, if and when appropriate.

Competition

In portions of our service territory near Stanton, Texas, existing and potential customers have a choice between Sharyland and other utilities and may choose the other utility over Sharyland. Electric utilities are also subject to customer conservation and energy efficiency activities, and research and development activities by third parties are ongoing to improve existing and alternative technologies to produce electricity, including advancements related to self-generation and distributed energy technologies such as gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies could result in a reduction of demand for Sharyland’s T&D services, but these have not been a significant factor to date.

Additionally, the market for acquiring and developing electric infrastructure assets is highly competitive and fragmented, and we have seen an increase in both the amount of and different types of investors in these assets over the last several years. Many fully integrated utility companies, public and private funds and foreign investors pursue the types of investments that we compete for in the U.S. electric infrastructure sector. Some of these competitors may be substantially larger than us and have greater financial resources or lower costs of capital than we do.

Customers

We lease all our T&D assets to Sharyland, which supports its lease payments to us by collecting revenues directly from REPs and DSPs, which pay rates approved by the PUCT.

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

We do not believe that we currently have any material environmental liabilities.

Insurance

Our leases require our tenant to carry liability and casualty insurance on our properties covering certain hazards with specific policy limits set forth in the lease agreements. However, there may not be adequate insurance to cover the associated costs of repair or reconstruction, or insurance may not be available at commercially reasonable rates or, for some events, at all. For instance, Sharyland has not been able to obtain property insurance coverage on commercially reasonable terms for the full value of our T&D assets. As a result, we have amended or waived the requirements under our leases that Sharyland obtain such insurance. In this respect, we and Sharyland are self-insured for a substantial portion of the amount that it would cost to repair or replace our T&D assets. In the event remediating any damage or loss is considered a repair under the applicable lease, our tenant is responsible for the cost of repairing or replacing such damage or loss whether or not covered by insurance. On the other hand, in the event remediating any damage or loss is considered a Footprint Project under the lease, we will be responsible for payment of any insurance deductible, as well as for any such damage or loss not covered by insurance. We believe that our T&D assets are covered by adequate insurance, including those T&D assets for which we and our tenant are self-insured.

Seasonality

Even though Sharyland’s revenue is subject to seasonality, due to our lease revenue structure, no material portion of our business is affected by seasonality. See Summary of Critical Accounting Policies and Estimates in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JOBS Act

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of our IPO, which fifth anniversary will occur in 2020, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large accelerated filer under the rules of the SEC, or if we issue more than $1.0 billion of non-convertible debt over a three year period.

We have elected to “opt out” of certain exemptions that we are permitted to take advantage of as an emerging growth company, including a provision that would exempt us from obligations to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), and a provision that would permit us to take advantage of an extended transition period for complying with new or revised accounting standards. As a result, we have complied with the auditor attestation requirements of the Sarbanes-Oxley Act as of December 31, 2016, and we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies.

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

Financial Information About Industry Segments

We have one reportable segment consisting of rate-regulated electric T&D assets. We internally evaluate all our T&D assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

Our Internet address is www.InfraREITInc.com. The information contained on our website or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K. A printed copy of this Annual Report on Form 10-K will be provided without charge upon written request to Investor Relations at InfraREIT, Inc., 1807 Ross Avenue, 4th Floor, Dallas, Texas, 75201. A direct link to our filings with the SEC is available on our website under the Investor Relations tab. Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol “HIFR.”

Item 1A.	Risk Factors

Risks Related to Our Business

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may materially and adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends. You should carefully consider these risks together with all the other information included in this Annual Report on Form 10-K, including the financial statements and related notes, when deciding to invest in us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks were to actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Our T&D assets and Sharyland’s operations are subject to governmental regulation and oversight that could adversely impact our expected returns and operating results.

Both Sharyland and SDTS, our subsidiary, are regulated by the PUCT, and decisions by the PUCT, including in some circumstances in which we are not involved directly as a party, can directly impact our business. Although rate regulation is premised on the timely recovery of prudently incurred costs and the opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the PUCT will determine that all of our rate base can be recovered through rates, or that the PUCT will not otherwise make regulatory determinations that adversely affect our T&D assets or Sharyland’s operations. The PUCT could, among other things, determine that certain of our capital expenditures should not be included in rates, or the PUCT could challenge other regulatory judgments, such as those related to affiliate charges, operations and maintenance expenses, tax elections, rate case expenses, regulatory assets and other matters. Any such adverse determinations by the PUCT could adversely affect the amount of rent we receive from Sharyland as well as Sharyland’s ability to meet its obligations to pay us rent pursuant to the leases. Also, if the PUCT makes a determination that adversely affects the amount of our rate base, we may need to take accounting charges that impair our assets, which could further adversely affect our results of operations and financial condition.

SDTS and Sharyland filed the December Rate Case Filing with the PUCT on December 30, 2016. Pursuant to the Preliminary Order issued by the PUCT in October 2016, the December Rate Case Filing requests PUCT approval of a tariff setting forth the terms and conditions for the leases between Sharyland and SDTS, including the rent rates that SDTS will charge Sharyland for its lease of the T&D assets owned by SDTS. The December Rate Case Filing also describes the proposed regulatory method for updating lease payments between rate cases to account for additional capital expenditures by SDTS. There can be no assurance that the terms that we have proposed will be accepted in the rate case or that subsequent updates to our regulated lease rates will be comparable to the lease payments we would agree to under our existing leases.

The final resolution of the rate case will include a number of regulatory determinations, including decisions about the allowed return on equity, capital structure, cost of debt, our ability to recover an income tax allowance and other matters. Complaints from ratepayers in Sharyland’s service territory regarding its delivery rates as well as various challenges being made to the recovery of an income tax allowance by a utility organized in a REIT structure have caused increased scrutiny of our pending rate case and could affect the determinations in our case. Further, pursuant to the Preliminary Order, SDTS has also requested for the PUCT to issue SDTS its own CCN authorizing it to continue to own and lease our assets. It is possible that the resolution of these and other economic or structural issues in the rate case, the final process implemented for establishing and updating rates for SDTS and Sharyland on a standalone rather than combined basis, or other rate case determinations could result in regulatory requirements or outcomes that materially and adversely affect our operating results and financial condition, limit our ability to timely recover our capital investments, impact our ability to meet our financial covenants under our debt agreements or otherwise materially and adversely affect our business.

In addition, our T&D assets and Sharyland’s operations are subject to a variety of other U.S. federal, state and local laws and regulations, including laws and regulations related to regulatory; environmental health and safety matters; and human health and safety matters. We generally rely on Sharyland to ensure compliance with these laws and rules, and, in most circumstances, Sharyland is required under our leases to remedy the effect of any non-compliance during the term of the applicable lease. Compliance with the requirements under these various regulatory regimes may cause us or Sharyland to incur significant additional costs, and failure to comply with these requirements could result in the shutdown of the non-complying assets and the imposition of liens, fines and/or civil or criminal liability. Utility operations may also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs and cost allocation by regulatory authorities. We cannot predict what effect any such changes in the regulatory environment will have on us or Sharyland’s operations.

Decisions by regulators could challenge our ability to continue to operate as a REIT under applicable tax laws or to access capital on reasonable terms.

Prior to the issuance of the Preliminary Order, the PUCT had not directly regulated the lease payments that Sharyland makes to SDTS. However, the PUCT’s Preliminary Order in the pending rate case reflects a change in this regulatory construct and required SDTS to request approval of an SDTS tariff establishing terms and conditions for the leases between Sharyland and SDTS. The proposed tariff, including the proposed lease agreements and related lease payments, were included in the December Rate Case Filing and are designed to comply with the true lease requirement and other tax rules applicable to REITs, which provide that the lease payments Sharyland makes to SDTS for use of the T&D assets must be based on a fair market value and Sharyland must have both the business opportunity and risk associated with the leased assets. However, if, as part of the final resolution of the rate case or as a result of future regulatory action, we are unable to continue to structure our leases as true leases, we will no longer be able to qualify as a REIT under applicable REIT rules.

Further, the tax rules applicable to REITs impose a number of additional requirements on our leasing arrangements with Sharyland that we must satisfy in order to continue to qualify as a REIT. In the December Rate Case Filing, we outlined certain parameters that we have put in place in order to enable us to fulfill these requirements, including structuring each of the proposed leases with an initial term of four years and other parameters relating to the nature of the leases and the structure of the rent payments made by Sharyland. There is no assurance that the parameters we have proposed will be accepted in the rate case. It is possible that the PUCT will ultimately approve parameters that differ from those we have proposed or that any such parameters, as initially approved, may be changed in a future rate case. In general, if any of these parameters are changed, including if we were required to complete a subsequent rate case or make certain changes to our leases within four years of the conclusion of the current rate case, then our ability to continue to qualify as a REIT or to obtain the tax opinions necessary to enable us to raise capital on reasonable terms in a REIT structure may be adversely affected.

Because all of our lease revenues are currently generated by lease payments from Sharyland, our business, financial condition, results of operations and cash flows are dependent on Sharyland’s financial and operating performance.

Sharyland’s ability to make lease payments to us under our leases is subject to its ability to generate cash flows or raise additional capital sufficient to support its obligations. Although Sharyland reported net income during the year ended December 31, 2016, both on a U.S. GAAP and management reported basis, Sharyland has historically incurred both U.S. GAAP and management reported losses. For a discussion of Sharyland’s management reported net income and a reconciliation to net income, see Financial Information Related to Our Tenant under Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. If Sharyland were to operate at a loss in future years, and if it is unable to obtain debt or equity capital to fund its cash needs, its financial condition and liquidity may suffer. Sharyland’s liquidity and operating results may also be negatively impacted if its expenses increase rapidly, including for reasons outside of its control, before it is able to file and complete a full rate proceeding with the PUCT in order to recover the higher operation and maintenance expense in its rates. Our anticipated growth in rate base during the next few years, together with the limitation in our proposed leases that, for REIT compliance purposes, restricts Sharyland’s and our ability to initiate a new rate case within four years of the current proceeding, will exacerbate this risk, making it more likely that Sharyland’s expenses could increase before it may increase its rates through a rate proceeding.

If Sharyland experiences declines in its financial and operating performance or liquidity constraints, it may request that we defer or waive its obligations under the leases, including its obligation to make lease payments to us or to cover certain emergency or other costs for which it is responsible under the leases, or, alternatively, it may seek to terminate its leases with us. In extraordinary circumstances, Sharyland may become insolvent or seek bankruptcy relief. Depending upon the sufficiency of assets available to pay claims, a rejection of the leases in bankruptcy or an insolvency of Sharyland could ultimately preclude full collection of sums due to us under our lease agreements and could place the financial burden for any of Sharyland’s accrued obligations under the leases, such as costs for repairs, maintenance, and ad valorem or property taxes, on us without any corresponding ability on our part to either transfer the obligation for these costs to a new tenant, recoup these costs from third parties or otherwise avoid paying these costs. To the extent any such events occur, our financial condition and results of operations would be adversely affected.

We will not be able to materially increase our lease revenue unless the rate base of our T&D assets grows.

There are two ways for us to increase our rate base and, as a result, our lease revenues, namely funding capital expenditures under our leases or acquiring additional T&D assets from Hunt or third parties. Our ability to grow our rate base and revenues depends on Footprint Projects meeting or exceeding our capital expenditure budgets, Hunt’s ability to develop and construct ROFO Projects and our ability to acquire ROFO Projects or other T&D assets on acceptable terms. There are a number of factors that could impact the amount of available investment in Footprint Projects and acquisitions, including the number of and capital needs associated with requests by electricity generators to connect to our transmission facilities; population, economic and load growth in our territories, in particular in our territory located in the Permian Basin, where growth may be adversely affected by the impact of lower oil and gas prices on economic activity in the region; Hunt Developer’s ability to develop and complete ROFO Projects; or our ability to identify and negotiate acceptable terms for other projects that are attractive investments to us. If our capital expenditure forecasts prove to be inaccurate, or if we are unable to acquire ROFO Projects or other T&D assets, we will not experience the rate base and lease revenue growth that we would otherwise expect, which could affect our financial condition, results of operations and our ability to make distributions to our stockholders.

We may not be able to update the rent payments under our leases in a manner that results in lease payments that are comparable to the lease payments we expect under our current leases.

Historically, we generally have not negotiated lease payments with respect to the capital expenditures that we fund until shortly before the beginning of the year in which we expect the related assets to be placed in service. As a result, we have not yet negotiated lease payments under our existing leases with respect to capital expenditures that we expect to fund and place in service subsequent to 2017.

Following the conclusion of the rate case and in connection with the PUCT’s regulation of our leases as part of an SDTS tariff, we expect to begin updating our lease payments in connection with TCOS and DCRF filings. However, various limitations apply to our ability to make TCOS and DCRF filings. See the caption Rate Setting under Regulatory Environment included in Item 1., Business. For example, under current PUCT rules, TCOS filings may only be made twice per year, and DCRF filings are limited to once per year during a one week window each April. The authorizing legislation for DCRF filings currently expires in 2019, and the TCOS rules are subject to a pending proposal by the PUCT staff recommending a number of changes to the frequency and manner in which TCOS filings may be used to update rates, and, if additional limitations on TCOS and DCRF filings were imposed or other changes to the rules were implemented, we may not be able to update the lease payments under our proposed leases in the manner we expect. Accordingly, there can be no assurance that future updates to our lease payments will result in lease payments that are comparable to the lease payments that we expect under our current leases and lease supplements.

There may be significant lag time between the time we make capital expenditures and when we begin receiving rent with respect to such expenditures and, because of the lessor/lessee structure, if Sharyland’s revenue increases in the future, our lease revenue will not increase as quickly as it would if we were operating as an integrated utility.

All our revenues currently come from lease payments from Sharyland. Under our existing lease agreements, we and Sharyland negotiate lease payments for our capital expenditures in advance of the time the applicable assets are placed in service. As a result, if, during the term of a lease, market conditions change in a manner that allows Sharyland to realize a greater rate of return than what was originally anticipated, we would not be able to force a renegotiation of our leases to reflect the higher rate of return. Further, Sharyland’s obligation to pay rent in connection with capital expenditures that we fund does not begin until the related assets are placed in service or, to the extent that we have agreed to a rent holiday, even later.

Under our proposed new leases, any change to our lease payments requires a regulatory filing as opposed to a bilateral commercial negotiation between Sharyland and us. During the term of the proposed leases, our lease rates will only be updated through TCOS and DCRF filings, and then only the base rent amount, and not the percentage rent rate or associated breakpoints, may be changed. TCOS and DCRF filings are made after the assets funded by the capital expenditures included in the filing have been placed in service, and our lease rates will not update until after the filing becomes effective. There are also a number of limitations on when and how frequently TCOS and DCRF filings may be made. See the caption Rate Setting under Regulatory Environment included in Item 1., Business. Accordingly, the lag time between the time that we fund capital expenditures with respect to a project and when we begin receiving lease revenue on the related assets can be lengthy. Although we will earn AFUDC on the amounts we have expended on capital expenditures that have not yet been placed in service, this accrual does not represent cash earnings, nor does it apply to assets that have been placed in service, but have not yet begun generating revenue.

Although the impact of this regulatory lag is partially mitigated by the percentage rent under our leases, which is based on Sharyland’s revenues and therefore enables us to share in some of the benefit as Sharyland’s revenues grow, our revenue will not increase as quickly as it would if we were operating as an integrated utility.

If we are unable to successfully structure, negotiate and enter into the Transition Payment Agreement, our business could be adversely affected.

As a result of the transition to regulation of our leases pursuant to the Preliminary Order, we and Sharyland will no longer be able to negotiate and update the lease payments under our leases without PUCT approval. The PUCT’s existing tariff construct does not contemplate the use of a lessor/lessee structure and therefore does not provide a mechanism for updating an asset company’s rates to account for load growth in its tenant’s distribution service territories. Although we have structured our proposed distribution lease in a manner that allows us to share in a portion of increased revenues from load growth, as described in Proposed Leases included in Item 1., Business, we will still need an additional mechanism for allocating the remaining portion of increased revenues from distribution load growth that we, as the owner of the T&D assets, should receive. Accordingly, we expect TDC, as the unregulated parent company of SDTS, and an unregulated parent company of Sharyland to enter into the Transition Payment Agreement in order to provide us the opportunity to realize an additional portion of Sharyland’s revenue growth between rate cases. See Proposed Transition Payment Agreement included in Item 1., Business. The Transition Payment Agreement will relate only to the distribution portion of our business, and not to transmission. We intend to structure the Transition Payment Agreement in a manner that will enable the payments under the agreement to constitute qualifying income under applicable REIT rules. However, if we are unable to structure the Transition Payment Agreement to satisfy the parameters necessary to constitute qualifying income or to otherwise negotiate and enter into the Transition Payment Agreement, our financial condition and results of operations would be adversely affected.

We may not be able to make cash distributions to holders of our common stock comparable to our current or targeted annualized distribution rate.

We intend to continue to make regular quarterly cash distributions to holders of our common stock. The amount of our cash available for distribution principally depends upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based on, among other things:

•	payments actually received under our leases and the Transition Payment Agreement;
•	the level and timing of capital expenditures we make;
•	our other expenses and working capital needs;
•	our debt service requirements and restrictions contained in the agreements governing our indebtedness;
•	our ability to borrow funds and access capital markets; and
•	other business risks affecting our cash levels.

As a result of all these factors, we cannot guarantee that we will have sufficient cash generated from operations to pay a specific level of cash distributions to holders of our common stock.

Future tax legislation could adversely affect the relative advantages of our business model or otherwise have a negative effect on us or our stockholders.

Changes to the tax laws could have an adverse effect on an investment in our shares. The rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, and we cannot predict how changes in the tax laws might affect our investors or us. New legislation, new income tax regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the income tax consequences of such qualification. Further, to the extent tax rates are reduced or there are other changes in tax laws, it is possible that such a reduction or other changes in the tax law could result in a reduction to any income tax allowance that we are entitled to recover in rates, which could adversely affect our operating results and cash available for distribution.

It is possible that future legislation could result in a REIT having fewer or diminished tax advantages as compared to other forms of organization, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Although our board of directors could only cause such changes in our tax treatment if it determined in good faith that such changes are in our best interest, it is possible that a change that the board of directors determines to be in our best interest may not be in the best interests of any particular stockholder.

Our structure and the terms of our leases limit our control over SDTS and our T&D assets.

Sharyland is the managing member of SDTS, and we are not able to remove Sharyland as managing member without prior PUCT permission. As the managing member, Sharyland has the exclusive power and authority on behalf of SDTS to manage, control, administer and operate the properties, business and affairs of SDTS in accordance with the limited liability company agreement governing SDTS, subject to a variety of negative control rights in favor of our subsidiary, TDC, and a delegation agreement with us. TDC currently owns substantially all the economic interests in SDTS. Specifically, although our consent is generally required before SDTS may engage in any material action, Sharyland has the right, subject to certain limitations, to cause SDTS to raise equity capital through the admission of additional members without our consent if necessary to fund improvements to our T&D assets that are required by a regulatory authority. As a result of this arrangement, we are limited in our ability to exert control over SDTS and our T&D assets, and Sharyland may exercise its rights in a manner that may dilute our economic interest in our T&D assets.

In addition, under the terms of our leases, Sharyland is responsible for, and fulfills, substantially all of the operational functions that, in an integrated utility, would be controlled and directed by the owner of the T&D assets. These functions include various operational matters such as repairing and maintaining the T&D assets leased from us; planning new T&D projects; forecasting capital expenditures; administering the tariff, billing customers and addressing any customer complaints; handling community relations matters; accounting for substantially all of the utility’s operations and maintenance costs; cybersecurity; construction management; primary responsibility for regulatory interactions and compliance; managing environmental matters; obtaining and maintaining necessary licenses and permits; and all other matters related to the operation of the utility. While we have influence over the manner in which Sharyland provides these functions pursuant to the terms of our leases and through Hunt Manager’s and our working relationship with Sharyland, we do not control Sharyland and, as a result, do not have the same level of control as a similarly situated owner of T&D assets in an integrated utility. As a result, even if we believe that our T&D assets are not being operated efficiently or effectively, we may not be able to require Sharyland to change the way it operates them and our financial condition and results of operations may be adversely affected.

Our ability to renew our leases upon their expiration, or to identify new tenants under our leases, will affect our operating results and financial condition.

Our current leases expire at various times between December 31, 2017 and December 31, 2022. Although we expect the pending rate case to be resolved during 2017 and that, at that time, we would replace our existing leases with two new leases, it is possible that the rate case will not have concluded by the time that our S/B/C Lease is scheduled to expire at the end of 2017. Although we and Sharyland were able to negotiate an extension of the S/B/C Lease at the end of 2015, there is no assurance that we and Sharyland will be able to renew or extend the S/B/C Lease on acceptable terms upon its expiration.

Additionally, under the proposed new leases that we filed in the December Rate Case Filing, either we or Sharyland may request termination of the leases in connection with a full rate proceeding, subject to certain limitations, and we also have the right to request the termination of our leases upon Sharyland’s breach, subject in some circumstances to applicable cure periods. However, terminating the leases, or entering into new leases with a different tenant following expiration of our leases with Sharyland, would require the approval of the PUCT and any other applicable regulatory bodies, which could be complex and costly and which we may not be able to obtain. Because other utilities in the state of Texas are structured as integrated utilities that own the assets they operate, we may not be able to identify a new tenant that is willing to operate assets that they do not own. Further, any new tenant would need to be a qualified and reputable operator of T&D assets with the wherewithal and capability of acting as our tenant and, if leasing a significant portion of our assets, would need to agree to timely provide us with their financial statements for us to include in the periodic reports we file under the Securities Exchange Act of 1934, as amended (Exchange Act). There is no assurance that we would be able to identify a tenant that meets these criteria efficiently or at all, or that if we are able to identify such tenant, we would receive lease terms from such new tenant that are as favorable as our lease terms with Sharyland.

We rely on third parties to manage aspects of our growth, including the construction of our T&D assets, and our inability to find qualified third-party providers or the failure of third parties to provide timely and quality services would have an adverse impact on our ability to grow.

A substantial portion of the growth that we expect in our asset base is comprised of construction projects. We do not have internal operational or construction expertise and, therefore, we rely on third parties to manage the construction of our T&D assets. To date, Sharyland has managed the planning and construction of our projects, but, in some circumstances, Sharyland also relies on third-party contractors to complete these projects. As a result, we are particularly susceptible to risks generally applicable to construction projects, including:

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

Many of these risks, if they materialize, could adversely affect the timing of expected revenues from those projects, since we do not begin to recognize revenues under our leases with respect to Footprint Projects until at or after the time the related assets are placed in service, and also could subject Sharyland or us to fines and penalties for failure to complete projects on the agreed upon schedule.

Utilities are subject to adverse publicity and reputational risks, which make them vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions.

Utility companies are important to transmitting and distributing electricity that is critical to end use customers and as a result have been the subject of public criticism focused on the reliability of their distribution services and speed with which they are able to respond to outages caused by storm damage or other events. Adverse publicity of this nature may render legislatures, public service commissions and other regulatory authorities and government officials less likely to view utilities in a favorable light and may cause it to be susceptible to less favorable legislative and regulatory outcomes or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing Sharyland’s operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing would likely increase the compliance costs borne by Sharyland, and could have a material negative impact on our lease rates as well as Sharyland’s business, results of operations, cash flow and financial condition, which in turn could negatively impact its ability to make lease payments to us.

Cyber breaches could negatively impact our business, assets and Sharyland’s operations.

Cyber intrusions targeting our information systems could impair our ability to properly manage our data, networks, systems and programs. In addition, we rely on Sharyland for the cybersecurity relating to its operations, breaches of which could lead to a loss of operational control or the release of certain confidential customer or critical operating information. While we and Sharyland have implemented measures designed to prevent cyberattacks and mitigate their effects should they occur, the systems may be vulnerable to unauthorized access and cyber intrusions. If any such intrusion were to occur, our business, assets and results of operation may be adversely affected.

We expect to raise funds regularly from the capital markets in order to grow our rate base and to pay and grow our cash distributions.

We expect to raise equity and debt capital from public markets in the future to support our growth. As a result, our financial condition and liquidity will be adversely affected if market conditions prevent us from obtaining financing on favorable terms or at all. Adverse business developments or market disruptions could increase the cost of financing or prevent us from accessing the capital markets on the schedule or timeline we expect or at all. The dilution associated with issuing equity at unfavorable prices could adversely affect the growth of our distributions per share, cash available for distribution, net income attributable to InfraREIT, Inc. per share and other per share metrics. In some scenarios, if debt or equity capital were unavailable on any terms, we may not be able to pay and grow our cash distributions or fund capital expenditures for Footprint Projects under the leases.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results timely and accurately or prevent fraud, which would likely have a negative impact on the market price of our common stock.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires management to annually assess the effectiveness of our internal controls over financial reporting. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected, and, if we experience a material weakness or significant deficiency in internal controls, there can be no assurance that we will be able to remediate any such weakness or deficiency in a timely manner or maintain all the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

In addition, we are required to include Sharyland’s financial statements in the periodic reports we file under the Exchange Act. However, we do not prepare Sharyland’s financial statements, and we do not have any oversight over the preparation of those financial statements or over Sharyland’s internal control over financial reporting. If Sharyland is unable to timely provide us with its financial statements, or if Sharyland’s internal controls fail to prevent or detect a misstatement in its financial statements, we may be unable to file our periodic reports within the timeframe required by the Exchange Act and there can be no assurance regarding the accuracy or completeness of Sharyland’s financial statements included therein, which could result in certain penalties imposed by the SEC and could negatively impact our ability to access the capital markets or to comply with our obligations under our registration rights agreement.

Changes in technology or increased conservation efforts could adversely affect our business.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including advancements related to self-generation and distributed energy technologies such as gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Self-generation itself may exacerbate these trends by reducing the pool of customers, subject to certain regulatory limits, from whom fixed costs are recovered, while potentially increasing costs of system modifications that may be needed to integrate the systemic effects of self-generation. To the extent self-generation facilities become a more cost effective option for certain customers, T&D investment opportunities generally may decrease, adversely affecting our growth prospects, and Sharyland’s financial and operating performance may be adversely impacted, which in turn would decrease the amount of percentage rent Sharyland owes us and may lead it to request that we defer or waive its obligations under the leases, including its obligation to make lease payments to us, or to seek to terminate its leases with us. Such trends could also affect the terms to which Sharyland will agree upon any extension or renewal of the lease or that a replacement tenant would be willing to agree to if we chose not to renew the leases. Decreases in the amount of lease revenue received from Sharyland would adversely affect our business, financial condition, results of operations and cash flows.

Also, electricity demand could be reduced by increased conservation efforts, advances in technology or federal and state government incentives or mandates in support of energy efficiency, which could likewise reduce the relative value of our T&D assets. Effective energy conservation by our customers could result in reduced energy demand, or significantly slow the growth in demand.

We have a significant amount of indebtedness that is subject to covenants with which we must comply, which may limit our operational flexibility. We rely on Sharyland to comply with some of the covenants under our credit arrangements.

We have a significant amount of indebtedness, which means that a material portion of our lease revenue will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for working capital and capital expenditures and impacting our flexibility to react to changing business and economic conditions. Additionally, the agreements governing our indebtedness contain various covenants applicable to us and Sharyland, including restrictions on distributions or modifications to certain terms of our leases, as well as covenants that require us to maintain specified financial ratios and satisfy financial condition tests. In addition, our T&D assets are collateral under our secured financings. Furthermore, our debt arrangements require Sharyland to deliver certain financial statements and reports, maintain its licenses and permits, deliver certain required notices, operate and maintain our T&D assets and maintain proper books of records and account in conformity with U.S. GAAP and include events of default triggered by (1) a bankruptcy by Sharyland, (2) any judgment being entered against Sharyland for payment of money in excess of $2 million, (3) a default by Sharyland with respect to any of its indebtedness in excess of $2 million or any other default by Sharyland with respect to any of its indebtedness that could lead to a material adverse effect (as defined in the applicable debt agreements) and (4) in some cases, a default by Sharyland under our leases that could lead to a material adverse effect with respect to us (as defined in the applicable debt agreements). Our debt agreements also limit Sharyland’s ability to incur indebtedness, subject to some exceptions. Sharyland has agreed to comply with these covenants. Our ability to continue to borrow is subject to continued compliance with these and other covenants by Sharyland and us, and failure to comply with these covenants could cause a default under our credit facilities, which could require us to repay the related debt with capital from other sources, all of which would adversely affect our financial condition and results of operations.

Our T&D assets and Sharyland’s operations may be affected by hazards associated with electricity transmission and distribution and other events for which Sharyland’s and/or our property insurance may not provide adequate coverage.

Our T&D assets and Sharyland’s operations are subject to hazards associated with electricity transmission and distribution, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, discharges or releases of toxic or hazardous substances and other environmental risks. These hazards can cause severe damage to or destruction of property and equipment and may result in suspension of operations and the imposition of civil or criminal penalties. We and Sharyland are self-insured for a substantial portion of our T&D assets, and, as a result, there may not be adequate insurance to cover the associated costs of repair or reconstruction. Although it is possible that our capital expenditures to fund these remediation costs could be recoverable in rates, recovery of the related expenditures could be delayed or denied, in which case our rent revenues or Sharyland’s financial condition, cash flows and revenues would be adversely affected.

If we are unable to protect our rights to the land under our towers, lines and substations, it could adversely affect our business and operating results.

Our T&D real property interests include fee interests, easements, licenses and rights-of-way. A loss of any or all these interests at a particular site may interfere with Sharyland’s operations and ability to generate lease revenues from our T&D assets. In addition, any such loss could result in a default under our credit facilities, which could distract our management team, damage our relationship with our lenders and result in the acceleration of our indebtedness. We generally rely on Sharyland for title work related to our real property acquisitions. If we and Sharyland are unable to protect our real property rights related to our T&D assets, our results of operation and financial condition may be adversely affected.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used, which could materially affect our financial statements. Further, changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include determining the fair value of our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See Summary of Critical Accounting Policies and Estimates under Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

We have a significant goodwill balance related to the acquisition of Cap Rock and our formation transactions, both of which occurred in 2010. A determination that goodwill is impaired could result in a significant non-cash charge to earnings.

Our goodwill balance at December 31, 2016 is $138.4 million, of which $83.4 million is attributable to our acquisition of Cap Rock and $55.0 million is attributable to InfraREIT, L.L.C.’s formation transactions in 2010. An impairment charge must be recorded under U.S. GAAP to the extent that the implied fair value of goodwill is less than the carrying value of goodwill, as shown on our Consolidated Balance Sheets. We are required to test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may result in an interim impairment test include a decline in our stock price causing market capitalization to fall below book value, an adverse change in business conditions or an adverse regulatory action. If we were to determine that our goodwill is impaired, we would be required to reduce our goodwill balance by the amount of the impairment and record a corresponding non-cash charge to earnings. Depending on the amount of the impairment, an impairment determination could have a material adverse effect on our financial condition and results of operations, but would not have an impact on our cash flow.

As a holding company with no operations of our own, we depend on distributions from our subsidiaries to meet our payment obligations and make distributions to our stockholders.

We derive all our operating income from, and hold all our assets through, our subsidiaries. As a result, we depend on distributions from our subsidiaries in order to meet our payment obligations and make distributions to our stockholders. However, our subsidiaries generally have no obligation to distribute cash to us. Provisions of applicable law, contractual restrictions, covenants or claims of a subsidiary’s creditors may limit our subsidiaries’ ability to make payments or other distributions to us.

Risks Related to Related Party Transactions and Conflicts of Interest

Hunt’s ownership and control of Hunt Manager and its current and prior relationships with our Chief Executive Officer and other officers and with three members of our board of directors give rise to conflicts of interest.

Our business originated in the Hunt organization, and Hunt Manager, our external manager, is a subsidiary of Hunt. All our officers, including our President and Chief Executive Officer, David A. Campbell, are employees of Hunt Manager. Mr. Campbell also serves as President and Chief Executive Officer of Sharyland, our sole tenant. Hunt controls the compensation of all our officers, including Mr. Campbell, and Hunt Manager’s employees enjoy various employee perquisites and other benefits associated with being a Hunt employee. Hunt Manager has granted, and may in the future grant, compensation or awards to our officers, including Mr. Campbell, that are based upon the performance of Hunt Manager, Hunt Developer, Sharyland and Hunt generally. As a result, Mr. Campbell and our other officers and other employees of Hunt Manager may benefit from the financial performance of these entities, including the consideration paid by us under the management agreement and from any economic benefit that Hunt or Sharyland receives from the performance of Sharyland or from the sale of ROFO Projects to us pursuant to the development agreement; however, our executive officers have waived any benefit they may receive under certain Hunt incentive plans from any sale of the Golden Spread Project and Cross Valley Project to InfraREIT, to the extent that they participate in such plans, other than benefits under plans where the effect of those transactions will be immaterial to such individuals. Consequently, Mr. Campbell, our other officers and other employees of Hunt Manager, each of whom reports, either directly or indirectly, to Mr. Campbell, may consider the interests of these Hunt affiliates in any negotiations, including in any negotiations with Sharyland regarding our leases or in other transactions that we undertake with Sharyland, and may be incentivized to focus on ROFO Projects and divert attention from Footprint Projects. Additionally, the duties owed to us by our officers, including Mr. Campbell, and Mr. Campbell’s duties to us as a director, may conflict with duties to, and pecuniary interests in, Hunt Manager, Hunt Developer, Sharyland and Hunt generally.

W. Kirk Baker, who is the Chairman of our board of directors, was the President and Chief Executive Officer of Hunt Manager until August 2014, was a senior officer in the HCI organization until July 2012, and received compensation and other benefits from Hunt and its affiliates during these time periods. Additionally, Mr. Baker currently is Chief Executive Officer and a principal of Captra Capital, an investment and strategic advisory firm in which Hunt previously was an investor and is presently a client. Hunt and Mr. Baker have informed us that Mr. Baker and Captra Capital continue to receive, and may in the future receive, fees, various perquisites and incentive compensation from Hunt, and may benefit from any payments that we make to Hunt Manager and incentive compensation based on profits that Hunt may generate from the sale of ROFO Projects; however, Mr. Baker has waived any benefit that he may receive from any sale of the Golden Spread Project and Cross Valley Project to InfraREIT under a Hunt incentive plan in which he participates. Mr. Baker’s duties to us as a director may also conflict with his pecuniary interest in Captra Capital, Hunt, Hunt Manager, Hunt Developer and Sharyland. As a result, Mr. Baker may consider the interests of Hunt Manager, Hunt Developer, Sharyland and Hunt generally in any negotiation between us and one of those entities and may benefit from the consideration we pay Hunt Manager under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement and from the performance of Sharyland.

Hunter L. Hunt, who is a member of our board of directors, is the Co-Chief Executive Officer of HCI, Chairman of Sharyland, President of Hunt Developer and directly or indirectly has a significant economic interest in, and controls, Hunt Manager, Hunt Developer and Sharyland. Accordingly, Mr. Hunt will benefit from the consideration paid to Hunt Manager under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement and from the performance of Sharyland under the leases. Mr. Hunt’s duties to us as a director may conflict with his duties to, and pecuniary interest in, Hunt Manager, Hunt Developer, Sharyland and Hunt. As a result, Mr. Hunt may consider the interests of Hunt Manager, Hunt Developer, Sharyland and Hunt generally in any negotiation between us and one of those entities and may benefit from the consideration we pay Hunt Manager under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement and from the performance of Sharyland.

Although we intend to operate and manage our business for the benefit of our stockholders, there is a risk that actual or perceived conflicts of interest could affect the manner in which we treat Hunt as a limited partner in the Operating Partnership or how we manage our relationships with Hunt Manager, Hunt Developer and Sharyland under the management agreement, the development agreement and our leases and that the negotiations and agreements between us, our subsidiaries or our Operating Partnership, on the one hand, and these entities and their affiliates, on the other hand, may not solely reflect the interests of our stockholders. If we were to terminate any of our leases with Sharyland, we would lose the benefit of the relationship that we have cultivated with Sharyland and could damage our relationship with Hunt. Further, if we were to terminate the management agreement with Hunt Manager, we would no longer have the benefits associated with our development agreement with Hunt Developer, since the development agreement automatically expires upon the termination of the management agreement. These complications and costs could adversely affect our results of operations, financial condition and relationship with regulators and ratepayers.

There are limited contractual or legal restrictions on Hunt’s ability to compete with us.

Our leases prohibit Sharyland from funding Footprint Projects unless we fail to do so, and our development agreement with Hunt Developer prohibits Hunt and its affiliates from owning or funding Footprint Projects. In addition, Hunt has granted us a right of first offer on ROFO Projects. However, Hunt is free to pursue the development and construction of other T&D projects and may compete directly with us for the acquisition of other T&D assets and businesses, including within Texas. Additionally, as permitted by the Maryland General Corporation Law (MGCL), our charter contains provisions that permit our directors and officers, and their affiliates (including individuals serving in such capacities who are also directors, officers and/or employees of Hunt and its affiliates), to compete with us, own any investments or engage in any business activities, including investments and business activities that are similar to our current or proposed investments or business activities, without any obligation to present any such business opportunity to us unless the opportunity is expressly offered to such person in his or her capacity as our director or officer.

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

We are externally advised and managed by Hunt Manager, and all members of our senior management are employees of Hunt Manager. Pursuant to our management agreement, Hunt Manager is obligated to supply us with all our senior management team. Subject to the direction of our board of directors, Hunt Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of Hunt Manager. The executive officers and key personnel of Hunt Manager have extensive knowledge of our business and industry. If any executive officer or key person of Hunt Manager leaves Hunt Manager or otherwise becomes unavailable to manage our business, our performance could be adversely impacted. If our management agreement with Hunt Manager were to terminate, we would have to replace our entire management team. It could be very difficult and time and resource intensive to identify and retain a new management team that has all the characteristics that we depend upon with our current management team. Accordingly, a termination of our management agreement with Hunt Manager could have a material adverse effect on our business. Furthermore, our management agreement with Hunt Manager does not specify a fixed amount of time that our officers and other employees of Hunt Manager who work on our behalf are to spend managing our business. Accordingly, the InfraREIT officers and directors and personnel of Hunt Manager may dedicate a large share of their time and efforts to the pursuit of and management of other businesses, which may adversely affect their ability to devote their time to our business.

The initial term of our management agreement with Hunt Manager expires on December 31, 2019, and termination of the management agreement would eliminate our rights to Hunt Developer’s development projects and could harm our relationship with Sharyland. Additionally, Hunt Manager’s interests and incentives relating to our business may differ from our long-term best interests.

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

Pursuant to the management agreement, Hunt Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Although our directors and officers, in their capacity as such, have duties to us, Hunt Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, Hunt Manager, its officers, members and personnel, any person controlling or controlled by Hunt Manager and any person providing sub-advisory services to Hunt Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of Hunt Manager’s duties under the management agreement. In addition, we have agreed to indemnify Hunt Manager and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the management agreement. As a result, we could experience poor performance or losses for which Hunt Manager would not be liable.

The management agreement, the development agreement and our leases were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

Our management agreement with Hunt Manager, the development agreement with Hunt Developer and the initial terms of our existing leases with Sharyland were negotiated between related parties and before our independent directors were elected, and their terms, including the consideration payable to Hunt Manager and lease payments to us, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

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

Risks Related to REIT Qualification and Federal Income Tax Laws

Qualifying as a REIT involves technical and complex provisions of the Internal Revenue Code of 1986, as amended (the Code), and our failure to remain qualified as a REIT would cause us to owe U.S. federal income tax, which would negatively impact our results of operations and reduce the amount of cash available for distribution to our stockholders.

We have elected to be taxed as a REIT for U.S. federal income tax purposes. The U.S. federal income tax laws governing REITs are complex and require us to meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and income, the ownership of our outstanding shares and the amount of our distributions. Even a technical or inadvertent violation could jeopardize our REIT qualification.

We are one of only a few REITs engaged in owning and leasing T&D assets or similar assets. There is little or no guidance in the tax law regarding the qualification of T&D assets as real estate assets and the rent therefrom as qualifying rental income under the REIT asset and income tests. We hold a private letter ruling from the IRS that provides that T&D systems qualify as real estate assets and the rent therefrom generally constitutes qualifying rental income. We can rely upon that ruling for those assets that fit within the scope of the ruling only to the extent that (1) we have the legal and contractual rights described therein and are considered to be the same taxpayer as, or are treated for tax purposes as the successor to, the taxpayer that obtained the ruling, (2) we did not misstate or omit in the ruling request a relevant fact and (3) we continue to operate in the future in accordance with the relevant facts described in such request. No assurance can be given that we will always be able to operate in the future in accordance with the relevant facts described in such request. Further, if to the extent our private letter ruling were determined to be inconsistent with subsequently adopted rules and regulations regarding the qualification of certain of our T&D assets as real estate assets, we would no longer be able to treat such T&D assets as real estate assets and/or rent therefrom as qualifying income for purposes of applying the REIT asset or income tests. In this regard, in August 2016, the U.S. Department of Treasury issued final regulations that clarify the definition of “real property” for purposes of the REIT asset and income tests. Although we do not believe that the new regulations are inconsistent with our private letter ruling, there can be no assurance that the IRS will agree with this position. If we were not able to treat our T&D assets as real estate assets and/or the rent therefrom as qualifying rental income for purposes of applying the REIT asset or income tests, we might fail to qualify as a REIT.

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

•	we also could be liable for alternative minimum tax and increased state and local taxes;
•	we would be liable for interest and possible penalties for failure to make any required estimated tax payments in a year in which the failure occurred;
•	we no longer would be required to distribute substantially all our taxable income to our stockholders; and
•	we could not re-elect to be taxed as a REIT for four taxable years following the year in which we failed to qualify as a REIT.

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

InfraREIT, L.L.C. elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2010. The formation of a partnership unrelated to InfraREIT in 2011 between a Hunt affiliate and an affiliate of a former shareholder of InfraREIT, L.L.C. (Shareholder) triggered certain provisions in InfraREIT, L.L.C.’s limited liability company agreement designed to protect against rent received from Sharyland being deemed to be rent from a related party which could have caused InfraREIT, L.L.C. to fail to qualify as a REIT. As a result of the application of these provisions, shares held by the Shareholder that would have resulted in the Shareholder holding in excess of 9.8% of the total number of outstanding shares of InfraREIT, L.L.C. were automatically transferred to Westwood Trust, as trustee of a trust for the benefit of a charitable beneficiary. If these provisions were deemed to be ineffective, InfraREIT, L.L.C. would not have met the REIT requirements and, as a result, would have been taxed as a C corporation. If InfraREIT, L.L.C. is deemed to have failed to meet the REIT requirements as a result of the 2011 transaction or otherwise, we would be liable for the taxes InfraREIT, L.L.C. would have been required to pay, which could have an adverse effect on our financial condition and results of operations.

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

In the case of assets we acquire from a C corporation in a carry-over basis transaction, including the assets of InfraREIT, L.L.C. if it failed to meet the REIT requirements prior to its merger with InfraREIT, Inc., if we dispose of any such asset in a taxable transaction (including by deed in lieu of foreclosure) during the five year period beginning on the date of the carry-over basis transaction, then we may be required to pay tax at the highest regular corporate tax rate on the gain recognized to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted tax basis in the asset, in each case determined as of the date of the carry-over basis transaction. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.

If InfraREIT, L.L.C. failed to qualify as a REIT and we are considered a “successor” to InfraREIT, L.L.C. under applicable income tax regulations, our election to be taxed as a REIT could be challenged with respect to the four taxable years following the year in which InfraREIT, L.L.C. ceased to qualify as a REIT. However, we would be considered a “successor” for these purposes only if, among other requirements, persons who own, directly or indirectly, 50% or more in value of our shares at any time during the taxable year owned, directly or indirectly, 50% or more in value of the shares of InfraREIT, L.L.C. during the first year in which it ceased to qualify as a REIT. We believe that we would not be a considered a “successor” to InfraREIT, L.L.C. for purposes of such provisions.

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

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, sources of our income and amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments. If we do not have other funds available in these situations, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement and to avoid corporate income tax and the 4% excise tax in any particular year could cause us to sell assets in adverse market conditions, issue equity or incur debt on unfavorable terms or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. These alternatives could increase our costs or reduce the value of our equity. Accordingly, satisfying the REIT requirements could hinder our ability to grow, which could adversely affect the value of our stock, or could cause holders of our stock to incur tax liabilities in excess of cash distributions.

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

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be liable for certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, a 100% penalty tax on any gain if we sell property as a dealer, alternative minimum tax, tax on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes, including mortgage recording taxes.

In addition, although we do not currently own any taxable REIT subsidiaries, we may form or hold an interest in taxable REIT subsidiaries in the future. Any such taxable REIT subsidiary would be subject to U.S. federal, state and local corporate income or franchise taxes, and our ownership of any taxable REIT subsidiary would be subject to certain restrictions, including that we structure transactions with our taxable REIT subsidiary on an arm’s length basis. Any taxes paid by such taxable REIT subsidiary would decrease the cash available for distribution to our stockholders. In addition, we would be subject to a 100% excise tax on transactions between us and our taxable REIT subsidiary that are not conducted on an arm’s length basis.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of shares of our common stock may fluctuate significantly.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, governmental action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, and you choose to sell your shares, you may receive a lower price than the amount you paid or you may not be able to sell your shares at all.

Some of the factors that could negatively affect our share price or result in fluctuations in the price of our stock include:

•	the value and timing of our quarterly distributions;
•	changes in our lease rates or the rates Sharyland can charge its customers;
•	our operating performance and deviations from funds from operations, adjusted funds from operations, capital needs or earnings estimates;
•	the termination of or failure to renew a lease with Sharyland;
•	changes in the laws applicable to REITs and legislative or regulatory developments that affect us or our industry; and
•	other factors described in these Risk Factors or elsewhere in this Annual Report on Form 10-K.

Future sales of shares of our common stock (or securities redeemable for shares of our common stock), or the perception that such sales might occur, may cause you to incur significant dilution and may depress the price of our shares.

We expect to raise equity and debt capital from public markets in the future to support our growth and the distributions we are required to make to our stockholders. Future issuances of shares of our common stock and the perception that these issuances may occur may cause you to suffer significant dilution in your ownership of our common stock and could decrease the market price per share of our common stock. Further, any sales by us or stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline.

Subject to the terms of our Operating Partnership’s partnership agreement, OP Units in our Operating Partnership held by limited partners may be redeemed for cash or, at our election, shares of our common stock. If we choose to satisfy this redemption right through issuance of shares of our common stock, it could result in the issuance of a large number of new shares of our common stock. In addition, pursuant to a registration rights agreement among certain of our pre-IPO investors, including Hunt, we have filed a shelf registration statement that registers for resale under the Securities Act the shares of our common stock that constitute “registrable securities” under the registration rights agreement, including certain shares that may be issued upon the redemption of outstanding OP Units. We also have the obligation, in 2018 and 2020, to register additional shares of common stock beneficially owned by Hunt as Hunt’s lock-up obligations with respect to those shares expire. Registration of the resale of these shares of our common stock facilitates their sale into the public market. If any or all of these holders cause a large number of their shares to be sold in the public market, or if investors believe that these sales could occur, such sales and beliefs could reduce the trading price of our common stock and could impede our ability to raise future capital.

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

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. In addition, through provisions in our charter and bylaws unrelated to Subtitle 8, we already (1) have a board of directors that is classified in three classes serving staggered three year terms, (2) require a two-thirds vote for the removal of any director from the board of directors, which removal must be for cause, (3) vest in the board of directors the exclusive power to fix the number of directorships, subject to limitations set forth in our charter and bylaws and (4) require that, for stockholders to call a special meeting, the request must be made by stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting, unless the meeting is called by the chairman of our board of directors, our lead director, if any, our chief executive officer, our president or our board of directors. These provisions may have the effect of limiting or precluding a third-party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

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

Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are necessary or advisable to preserve our qualification as a REIT. Our charter also prohibits, among other things, the beneficial or constructive ownership by any person (which includes any “group” as defined by Section 13(d)(3) of the Exchange Act) of more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes or series of our capital stock, in each case excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

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

Our board of directors is classified into three classes, and our charter provides that, subject to the rights of holders of any class or series of preferred stock, a director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of holders of shares entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of directors. Further, our charter and bylaws provide that, except as may be provided by our board of directors in setting the terms of any class or series of stock under the provisions of Title 3, Subtitle 8 of the MGCL, any and all vacancies on our board of directors shall be filled only by the affirmative vote of a majority of the remaining directors in office, even if less than a quorum, for the full term of the class of directors in which the vacancy occurred and until a successor is elected and qualifies. These requirements prevent stockholders from removing directors except for cause and with a substantial affirmative vote and from replacing directors with their own nominees and may prevent a change in control of our company that is in the best interests of our stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

See Our T&D Assets in Item 1., Business for a description of our properties.

Item 3.	Legal Proceedings

SDTS, our regulated subsidiary, and Sharyland filed an amended rate case application and rate case filing packages with the PUCT on December 30, 2016. For further information regarding the rate case, see Pending Rate Case in Item 1., Business.

In addition, from time to time, we are party to various legal proceedings arising in the ordinary course of our business. Although we cannot predict the outcomes of any such legal proceedings, we do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

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

Our common stock began trading on the NYSE under the symbol “HIFR” on January 30, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth the range of daily high and low prices per share of common stock and dividends declared per share of common stock for the periods indicated:

	High	Low	Dividends
Year Ended December 31, 2016
First quarter	$21.69	$13.61	$0.250
Second quarter	17.54	15.95	0.250
Third quarter	19.51	17.06	0.250
Fourth quarter	18.33	14.59	0.250
Year Ended December 31, 2015
First quarter	$29.68	$25.83	$0.140
Second quarter	34.19	28.20	0.225
Third quarter	34.47	23.11	0.225
Fourth quarter	25.21	17.94	0.225

As of February 23, 2017, there were 115 holders of record of our common stock. The closing price of our common stock on February 23, 2017 was $16.50.

As a REIT, we must make current distributions of at least 90% of our annual taxable income, excluding capital gains and other adjustments. We expect to distribute at least 100% of our taxable income. For a description of restrictions on our subsidiaries’ ability to make distributions to us, which impacts our ability to pay dividends to our stockholders, see Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1. However, we do not expect these limitations to adversely affect our ability to make dividend payments to our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Prior to the consummation of our IPO, the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) and the InfraREIT, Inc. Non-Qualified Employee Stock Purchase Plan (ESPP) were adopted by our pre-IPO board of directors and approved by a wholly owned subsidiary of HCI, which was our sole stockholder at the time. We currently intend to utilize the 2015 Equity Incentive Plan to compensate our non-executive directors for their service on our board of directors. For more information about the 2015 Equity Incentive Plan and the ESPP, see Note 17, Share-Based Compensation in the Notes to the Consolidated Financial Statements beginning on page F-1. As of December 31, 2016, no shares have been purchased or offered for purchase under the ESPP.

The following table sets forth certain information regarding the 2015 Equity Incentive Plan and ESPP as of December 31, 2016:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders:
2015 Equity Incentive Plan	57,722	(1) (2)	N/A	(1)	296,986	(2)
ESPP	—		N/A		250,000
Total equity compensation plans approved by stockholders	57,722				546,986
Equity compensation plans not approved by stockholders	—		N/A		—
Total	57,722		N/A		546,986

(1)

Represents 57,722 long-term incentive units (LTIP Units), all of which vested by the end of January 2017, that are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock. Because there is no exercise price associated with the LTIP Units, there is no weighted average exercise price presented.

(2)	On January 3, 2017, we granted an aggregate of 31,633 LTIP Units to members of our board of directors, other than David A. Campbell and Hunter L. Hunt, which will vest January 2018.

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning January 30, 2015, the date our stock began trading on the NYSE, and ending on December 31, 2016. The graph also shows the cumulative total returns of the Russell 2000 Index, in which we are included, and the Edison Electric Institute (EEI) Index.

The comparison below assumed $100 was invested on January 30, 2015 in our common stock and in each index shown and assumes that all dividends are reinvested. Our stock performance shown in the following graph is not indicative of future stock price performance.

COMPARISON OF CUMULATIVE RETURN FROM JANUARY 30, 2015 THROUGH DECEMBER 31, 2016

AMONG INFRAREIT, INC., THE RUSSELL 2000 INDEX AND THE EEI INDEX

HIFR
EEI Index
Russell 2000 Index
$150
$125
$100
$75
$50
1/30/2015
6/30/2015
12/31/2015
6/30/2016
12/31/2016

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under such either the Securities Act or the Exchange Act.

The EEI Index is a non-traded index that measures total shareholder return for the 44 U.S. shareholder owned electric utilities and is comprised of the following as of December 31, 2016:

Company Name	Ticker Symbol	Company Name	Ticker Symbol
ALLETE, Inc.	ALE	MDU Resources Group Inc.	MDU
Alliant Energy Corporation	LNT	MGE Energy, Inc.	MGEE
Ameren Corporation	AEE	NextEra Energy, Inc.	NEE
American Electric Power Company, Inc.	AEP	NiSource Inc.	NI
Avangrid, Inc.	AGR	NorthWestern Corporation	NWE
Avista Corporation	AVA	OGE Energy Corp.	OGE
Black Hills Corporation	BKH	Otter Tail Corporation	OTTR
CenterPoint Energy, Inc.	CNP	PG&E Corporation	PCG
CMS Energy Corporation	CMS	Pinnacle West Capital Corporation	PNW
Consolidated Edison, Inc.	ED	PNM Resources, Inc.	PNM
Dominion Resources, Inc.	D	Portland General Electric Company	POR
DTE Energy Company	DTE	PPL Corporation	PPL
Duke Energy Corporation	DUK	Public Service Enterprise Group Incorporated	PEG
Edison International	EIX	SCANA Corporation	SCG
El Paso Electric Company	EE	Sempra Energy	SRE
Entergy Corporation	ETR	The Empire District Electric Company	EDE
Eversource Energy	ES	The Southern Company	SO
Exelon Corporation	EXC	Unitil Corporation	UTL
FirstEnergy Corp.	FE	Vectren Corporation	VVC
Great Plains Energy Incorporated	GXP	WEC Energy Group, Inc.	WEC
Hawaiian Electric Industries, Inc.	HE	Westar Energy, Inc.	WR
IDACORP, Inc.	IDA	Xcel Energy Inc.	XEL

Item 6.	Selected Financial Data

Because InfraREIT, Inc.’s historical financial operating results primarily reflect costs related to a private letter ruling from the IRS in 2006 and accounting services in 2014, we present the historical financial information of InfraREIT, L.L.C. for the years ended December 31, 2014, 2013 and 2012 and its 2015 results through February 4, 2015 when InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger) along with the operations of InfraREIT, Inc. thereafter. Unless otherwise indicated or the context requires, all information presented gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in our Operating Partnership, which was effected on January 29, 2015.

The following tables show our selected financial information. These tables should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K beginning on page F-1.

Operating Information

	Years Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Lease revenue
Base rent	$145,030	$125,669	$106,746	$57,979	$30,961
Percentage rent	27,069	25,534	27,669	15,214	11,821
Total lease revenue	172,099	151,203	134,415	73,193	42,782
Operating costs and expenses
General and administrative expense	21,852	64,606	18,625	13,691	12,521
Depreciation	46,704	40,211	35,080	20,024	10,563
Total operating costs and expenses	68,556	104,817	53,705	33,715	23,084
Income from operations	103,543	46,386	80,710	39,478	19,698
Other (expense) income
Interest expense, net	(36,920)	(28,554)	(32,741)	(17,384)	(17,314)
Other (expense) income, net	3,781	3,048	(17,236)	20,932	14,520
Total other (expense) income	(33,139)	(25,506)	(49,977)	3,548	(2,794)
Income before income taxes	70,404	20,880	30,733	43,026	16,904
Income tax expense	1,103	949	953	616	336
Net income	69,301	19,931	29,780	42,410	16,568
Less: Net income attributable to noncontrolling interest	19,347	6,664	6,882	10,288	4,151
Net income attributable to InfraREIT, Inc.	$49,954	$13,267	$22,898	$32,122	$12,417
Net income attributable to InfraREIT, Inc. common shareholders per share:
Basic	$1.14	$0.31	$0.65	$1.07	$0.71
Diluted	$1.14	$0.31	$0.65	$1.07	$0.71

Other Information

	Years Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Cash dividends declared per common share (1)	$1.000	$1.075	$0.310	$—	$0.400
Cash flows provided by operating activities	123,134	105,794	82,500	21,321	15,349
Cash flows used in investing activities	(231,312)	(369,281)	(210,791)	(390,283)	(361,340)
Cash flows provided by financing activities	116,319	257,346	136,157	360,266	366,672
Non-GAAP EPS (2) (3)	1.21	1.21	1.24	1.07	0.73
CAD (2) (3)	74,547	72,570	59,936	23,715	5,037
EBITDA (2) (3)	154,028	89,645	98,554	80,434	44,781
Adjusted EBITDA (2) (3)	154,282	138,365	124,207	58,151	29,841
FFO (2) (3)	116,005	60,142	64,860	62,434	27,131
AFFO (2) (3)	116,259	108,862	90,513	40,151	12,191

(1)	Calculated based on dividends declared in period regardless of period paid.
(2)	Unaudited.
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

Balance Sheet

	December 31,
(In thousands)	2016	2015	2014		2013		2012
Electric plant, net	$1,640,820	$1,434,531	$1,227,146		$1,104,377		$723,074
Cash and cash equivalents	17,612	9,471	15,612		7,746		16,442
Total assets	1,876,700	1,663,510	1,503,467	(1)	1,326,149	(2)	928,732	(3)
Short-term borrowings and current portion of long-term debt	145,349	61,423	237,280	(1)	79,777		11,303
Long-term debt	709,488	617,305	610,329	(1)	627,699	(2)	461,321	(3)
Other liabilities	77,952	50,514	70,404		54,480		107,330
Total liabilities	932,789	729,242	918,013	(1)	761,956	(2)	579,954	(3)
Total InfraREIT, Inc. equity	688,040	678,123	440,387		427,709		257,332
Noncontrolling interest	255,871	256,145	145,067		136,484		91,446
Total equity	943,911	934,268	585,454		564,193		348,778
Total equity and liabilities	1,876,700	1,663,510	1,503,467	(1)	1,326,149	(2)	928,732	(3)

(1)

Represents the reclassification of unamortized deferred financing costs from other assets to long-term debt, less deferred financing costs of $193,000 and $954,000 from other assets to short-term borrowings on the Consolidated Balance Sheet as of December 31, 2014.

(2)

Represents the reclassification of unamortized deferred financing costs from other assets to long-term debt, less deferred financing costs of $214,000 on the Consolidated Balance Sheet as of December 31, 2013.

(3)

Represents the reclassification of unamortized deferred financing costs from other assets to long-term debt, less deferred financing costs of $244,000 on the Consolidated Balance Sheet as of December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk. Before our IPO, which closed on February 4, 2015, substantially all our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C. On February 4, 2015, immediately following the consummation of our IPO, the Merger occurred with InfraREIT, Inc. as the surviving company. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the IRS and accounting services. As a result, this Annual Report on Form 10-K presents the operating results of InfraREIT, L.L.C. for the years ended December 31, 2014, 2013 and 2012 and its 2015 results through the effectiveness of the Merger along with the operations of InfraREIT, Inc. thereafter. Unless otherwise indicated or the context requires, all information presented gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in our Operating Partnership, which was effected on January 29, 2015.

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1. This Item 7 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Annual Report on Form 10-K.

Overview

We are engaged in owning and leasing rate-regulated T&D assets in Texas. We are structured as a REIT and lease our T&D assets to Sharyland, a Texas-based regulated electric utility. Our assets are located in the Texas Panhandle near Amarillo, the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste and South Texas near McAllen. We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.4 billion as of December 31, 2016. For additional information on our assets, see the caption Our T&D Assets in Part I, Item 1., Business.

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

Recent Events

On April 29, 2016, Sharyland filed the April Rate Case Filing. Pursuant to the 2008 Restructuring Order, the April Rate Case Filing was prepared using the audited books and records of both Sharyland and SDTS and proposed rates to be set on a combined basis. However, as a result of the Preliminary Order issued in October 2016, Sharyland and SDTS were required to file the December Rate Case Filing, which supersedes the April Rate Case Filing and requests:

•	PUCT approval of a tariff establishing terms and conditions for the leases between Sharyland and SDTS, including rent rates SDTS will charge Sharyland under the leases;
•	the PUCT to issue SDTS its own CCN; and
•	new system-wide rates for Sharyland’s system.

As part of the December Rate Case Filing, Sharyland and SDTS proposed to replace our five existing lease agreements with two new leases.

Sharyland and SDTS have requested the following rate case metrics, among others:

•	allowed return on equity of 10%;
•	maintain the capital structure of 55% debt to 45% equity; and
•	reduce the cost of debt to 4.97%, down from 6.73%.

The initial hearings for the rate case are currently scheduled for March 29 to April 7, 2017 with an anticipated conclusion of the rate case during the third quarter of 2017. Although we have a current procedural schedule and have proposed a way to regulate our leases, the ultimate timing and outcome of the rate case are uncertain.

The proposed leases and manner for regulating Sharyland and SDTS separately that we have proposed in the December Rate Case Filing are designed to position us to continue to comply with the tax rules applicable to REITs in a manner that we believe is workable for our business, constructive for customers and otherwise consistent with applicable laws and regulations. However, it is possible that the process implemented for regulating the leases as part of a PUCT approved tariff for SDTS or other rate case determinations could affect our business and operating results. For further information, see the caption Regulatory Matters below.

Our Business Model

We lease our T&D assets to our tenant, Sharyland, which makes lease payments to us consisting of base and percentage rent. To support its lease payments to us, Sharyland delivers electric service to customers and collects revenues directly from DSPs and REPs, which pay PUCT approved rates. Under the terms of our leases, Sharyland is responsible for the operation of our assets, payment of all property related expenses associated with our assets, including repairs, maintenance, insurance and taxes (other than income and REIT excise taxes) and construction of Footprint Projects. Sharyland is also primarily responsible for regulatory compliance and reporting requirements related to our assets. As a utility operating within a REIT structure, there are two ways for us to increase our rate base and, as a result, our lease revenues, namely funding capital expenditures for Footprint Projects under our leases or acquiring additional T&D assets from Hunt or third parties.

Significant Components of Our Results of Operations

Lease Revenue

All our revenue consists of rental payments from Sharyland under our leases. Sharyland makes scheduled lease payments to us that consist of base rent, which is a fixed amount, and percentage rent, which is a percentage of Sharyland’s gross revenue, as defined in the leases, earned through the PUCT approved rates charged to its customers. We recognize base rent under these leases on a straight-line basis over the applicable term. We recognize percentage rent under these leases once the gross revenue earned by Sharyland on the leased assets exceeds the annual specified breakpoints established in our leases. Because these annual specified breakpoints must be met before we can recognize any percentage revenue, we anticipate our revenue will grow over the year with little to no percentage rent recognized during the first and second quarters of each year and with the larger amounts recognized during the third and fourth quarters of each year.

Operating Expenses

General and Administrative

Our general and administrative expenses include management fees to Hunt Manager and professional services costs we incur such as: director compensation, stock exchange listing fees, transfer agent costs, legal and audit costs related to filings with the SEC and a one-time non-cash reorganization advisory fee in 2015 related to our IPO.

Depreciation

Depreciation expense consists primarily of depreciation of electric plant using the straight-line method of accounting based on rates established in the most recent rate case related to our assets. We begin to recognize depreciation on our assets when they are placed in service, which reduces our rate base in those assets.

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

Other Income (Expense), net

Other income (expense), net is comprised of AFUDC that relates to the cost of our equity (AFUDC on other funds) and the change in fair value of the Operating Partnership’s contingent consideration owed to Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT), a subsidiary of HCI, pursuant to the provisions of the Operating Partnership’s partnership agreement, which arrangement concluded during 2015. See Contingent Consideration and Deemed Capital Contributions below for additional information regarding this contingent consideration.

Factors Expected To Affect Our Operating Results and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our lease revenues, the amount of additional capital expenditures we make to fund Footprint Projects, the acquisition cost of T&D assets and the outcome of any ongoing rate proceeding.

Lease Revenues

All our revenue is derived from rental payments from Sharyland. We currently lease all our assets to Sharyland pursuant to five separate leases. However, as part of the December Rate Case Filing, Sharyland and SDTS proposed to replace the five existing leases with two new leases, one for transmission assets and one for distribution assets. Each of these new leases, if approved by the PUCT, will be executed upon the effectiveness of the rate case and will have a four year term.

Rental payments under the existing leases, as well as the proposed leases, generally consist of base and percentage rent. Percentage rent is based on a percentage of Sharyland’s gross revenue, as defined in the leases, in excess of annual specified breakpoints. Due to the percentage rent component in our leases, our revenue will vary based on Sharyland’s revenue, which is earned through PUCT approved rates it charges its customers. However, because percentage rent only constitutes a portion of the revenue under our leases, our revenue will not vary as significantly as it would if we were an integrated utility.

The rental payments under our existing and proposed leases are based on the premise that we, as the owner of the regulated T&D assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and remain financially stable. Because our existing rate base will decrease over time as our T&D assets depreciate, revenue under our leases will decrease over time unless we add to our existing rate base by making additional capital expenditures to offset the decreases in rent resulting from depreciation.

The PUCT historically has not directly regulated the lease payments that Sharyland makes to SDTS. However, the Preliminary Order reflected a change in this regulatory construct and required SDTS, as part of the December Rate Case Filing, to request PUCT approval of an SDTS tariff establishing the terms and conditions for the leases between SDTS and Sharyland, including rent rates SDTS will charge Sharyland under the leases. As a result of the regulation of our rent rates by the PUCT, the rates that we charge Sharyland will be established through full rate cases and will be updated between rate cases through TCOS and DCRF filings. Utility rates in base rate cases are determined by an electric utility’s cost of rendering service to the public during a historical test year, adjusted for known and measurable changes, in addition to a reasonable return on invested capital. The rules governing TCOS and DCRF filings, however, limit the timing and manner in which a utility may update its rates between rate cases. See Rental Rates under the caption Provisions of Our Existing Lease under Existing Leases included in Part I, Item 1., Business for additional information.

The December Rate Case Filing also references the Transition Payment Agreement, which is intended to allocate the growth in Sharyland’s distribution revenues as additional assets are placed in service after the 2015 test year between TDC, as the unregulated parent company of SDTS, and an unregulated parent company of Sharyland. The Transition Payment Agreement will provide us the opportunity to realize an additional portion of Sharyland’s revenue growth to mitigate the regulatory lag on our assets placed in service between rate cases, similar to the opportunity that integrated utilities enjoy. We expect the payments under the Transition Payment Agreement, which will be executed upon conclusion of the rate case, to be based on a variety of factors, including Sharyland’s distribution revenue growth and the amount of distribution assets placed in service. Without the Transition Payment Agreement in place, we would be subject to considerable regulatory lag related to our distribution assets and, accordingly, the potential for reduced revenue related to our incremental distribution capital expenditures. The Transition Payment Agreement will relate only to the distribution portion of our business, and not to transmission.

See Regulatory Matters below for additional information related to the December Rate Case Filing and our proposed new leases.

Capital Expenditures

Sharyland is required to provide a capital expenditure budget on a rolling three year basis that sets forth anticipated capital expenditures related to Footprint Projects. Our capitalization policies, consistent with standard utility practice under U.S. GAAP, determines whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund. Footprint Projects expenditures are capitalized and increase our net electric plant while expenditures relating to repairs of our existing T&D assets are expensed.

Potential Tax Reform

We are closely monitoring proposals to change current federal tax rules. Current proposals related to potential tax reform legislation are primarily focused on reducing the corporate income tax rate, allowing 100% of capital expenditures to be deducted and eliminating the interest deduction, among other potential changes. The ultimate impact of any tax reform proposals is dependent on the final form of any legislation enacted and cannot be determined at this time, but could have a material impact on the Company’s financial statements. A reduction in the corporate income tax rate would have an adverse impact on the Company’s revenue requirement, without a corresponding reduction in the tax rate reported in the company’s GAAP income statements, unlike other non-REIT utilities. For this reason, proposals involving a significant reduction to the corporate income tax rate would likely be dilutive to our net income per share and cash flows. However, the amount of dilution, if any, would vary based on any final legislation that is passed and potential regulatory reactions to the tax changes.

For a further discussion of these and other factors that could impact our operating results and financial condition, see Part I, Item 1A., Risk Factors.

InfraREIT, Inc. Results of Operations

	Years Ended December 31,
(In thousands)	2016	2015	2014
Lease revenue
Base rent	$145,030	$125,669	$106,746
Percentage rent	27,069	25,534	27,669
Total lease revenue	172,099	151,203	134,415
Operating costs and expenses
General and administrative expense	21,852	64,606	18,625
Depreciation	46,704	40,211	35,080
Total operating costs and expenses	68,556	104,817	53,705
Income from operations	103,543	46,386	80,710
Other (expense) income
Interest expense, net	(36,920)	(28,554)	(32,741)
Other income (expense), net	3,781	3,048	(17,236)
Total other expense	(33,139)	(25,506)	(49,977)
Income before income taxes	70,404	20,880	30,733
Income tax expense	1,103	949	953
Net income	69,301	19,931	29,780
Less: Net income attributable to noncontrolling interest	19,347	6,664	6,882
Net income attributable to InfraREIT, Inc.	$49,954	$13,267	$22,898

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Lease revenue — Lease revenue was $172.1 million for the year ended December 31, 2016 compared to $151.2 million for the year ended December 31, 2015, an increase of $20.9 million, or 13.8%. Base rent was $145.0 million, or 84.3% of total revenue, and $125.7 million, or 83.1% of the total revenue, for the years ended December 31, 2016 and 2015, respectively, representing an increase of $19.3 million, or 15.4%. The increase in base rent was driven by the addition of assets under lease. Percentage rent was $27.1 million, or 15.7% of total revenue, and $25.5 million, or 16.9% of total revenue, during the years ended December 31, 2016 and 2015, respectively, representing an increase of $1.6 million, or 6.3%, due to an increase in Sharyland’s gross revenues during 2016 compared to 2015. See Note 16, Leases in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

General and administrative expense — General and administrative expenses were $21.9 million and $64.6 million for the years ended December 31, 2016 and 2015, respectively, representing a decrease of $42.7 million. During the first quarter of 2015, we incurred a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT as a non-cash reorganization advisory fee. We did not have a similar expense in 2016. The elimination of this $44.9 million expense is partially offset by an increase of $1.5 million in management fees owed to Hunt Manager under our management agreement, $0.6 million in professional services and $0.3 million of stock compensation expense. We expect an increase in our general and administrative expense throughout 2017 related to SDTS’s participation in the rate case filing and related matters.

Depreciation — Depreciation expense was $46.7 million and $40.2 million for the years ended December 31, 2016 and 2015, respectively, representing an increase of $6.5 million, or 16.2%. The increase in depreciation expense was due to additional assets being placed in service during 2016 and 2015.

Interest expense, net — Interest expense, net was $36.9 million and $28.6 million during the years ended December 31, 2016 and 2015, respectively, representing an increase of $8.3 million. The increase in interest expense, net was due to the refinancing of our variable rate debt in December 2015 with fixed rate debt bearing interest at a higher interest rate, plus higher average debt balances during 2016. The increase in interest expense was partially offset by an additional $1.4 million of AFUDC on debt resulting from higher CWIP balances and applicable rates during 2016 compared to 2015. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Other income (expense), net — Other expense, net was $3.8 million and $3.0 million during the years ended December 31, 2016 and 2015, respectively, representing an increase of $0.8 million. The increase in other income, net was primarily driven by an increase of $0.7 million in AFUDC on other funds resulting from higher CWIP balances and applicable rates during 2016 compared to 2015.

Net income — Net income was $69.3 million and $19.9 million during the years ended December 31, 2016 and 2015, respectively, representing an increase of $49.4 million. The increase in net income between the two years was attributable to a $20.9 million increase in lease revenue and a decrease of $44.9 million in general and administrative expense representing the non-cash reorganization advisory fee in the first quarter of 2015, partially offset by a $6.5 million increase in depreciation expense and an $8.3 million increase in interest expense, net.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Lease revenue — Lease revenue was $151.2 million and $134.4 million for the years ended December 31, 2015 and 2014, respectively, representing an increase of $16.8 million, or 12.5%. Base rent was $125.7 million, or 83.1% of total revenue, and $106.7 million, or 79.4% of total revenue, for the years ended December 31, 2015 and 2014, respectively, representing an increase of $19.0 million, or 17.8%. The increase in base rent was driven by the addition of assets under lease. Percentage rent was $25.5 million, or 16.9% of total revenue, and $27.7 million, or 20.6% of total revenue, for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $2.2 million, or 7.9%. Although Sharyland’s gross revenue increased in 2015 compared to 2014, our percentage rent decreased due to higher annual specified breakpoints and lower percentage rates in our leases during 2015 compared to 2014. See Note 16, Leases in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

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

Interest expense, net — Interest expense, net was $28.6 million and $32.7 million during the years ended December 31, 2015 and 2014, respectively, representing a decrease of $4.1 million, or 12.5%. The decrease in interest expense, net was due to lower interest expense related to our debt which is primarily due to the payoff of our revolving credit facilities in February 2015 as a result of our IPO and lower borrowings on our revolving credit facilities during 2015 as compared to 2014. See Note 6, Borrowings Under Credit Facilities in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

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

Net income — Net income was $19.9 million and $29.8 million during the years ended December 31, 2015 and 2014, respectively, representing a decrease of $9.9 million. The decrease in net income between the two years was attributable to a $16.8 million increase in lease revenue and the elimination of our Operating Partnership’s contingent consideration obligation to Hunt-InfraREIT of $18.4 million in 2014 partially offset by the $44.9 million non-cash reorganization advisory fee in the first quarter of 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had $17.6 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of December 31, 2016, we also had $1.7 million of restricted cash and $187.5 million of unused capacity under our revolving credit facilities.

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

Management expects the future operating cash flows, along with access to financial markets, will be sufficient to meet any future operating requirements and capital investment opportunities. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms, or at all, at a time when we would like, or need, to access those markets, our ability to fund capital expenditures under our leases or to comply with the REIT distribution rules could be adversely affected.

Capital Expenditures

We fund Footprint Projects related to our T&D assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures for the years ended December 31, 2016, 2015 and 2014 were $231.3 million, $239.2 million and $210.8 million, respectively. Although our development agreement was not effective until the consummation of our IPO and we had not historically categorized projects as Footprint Projects, our capital expenditures for the year ended December 31, 2014 included expenditures of $34.9 million on projects that were transferred on January 15, 2015 for cash of $41.2 million to Hunt or one of its affiliates and designated as ROFO Projects under our development agreement. The purchase price of $41.2 million equaled the rate base of the transferred assets plus reimbursement of out of pocket expenses associated with the formation of related special purpose entities and the Cross Valley Project financing.

On an accrual basis, capital expenditures for the years ended December 31, 2016, 2015 and 2014 were $224.1 million, $230.4 million and $188.5 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures and cash for additions to electric plant on the Consolidated Statements of Cash Flows due in part to differences in construction costs incurred during the period versus cash paid during the period.

Under the terms of our leases, Sharyland provides a capital expenditure forecast on a rolling three year basis that sets forth anticipated capital expenditures related to our T&D assets. We expect estimated Footprint Projects capital expenditures for the calendar years 2017 through 2019 in the range of $275 million to $500 million as more fully set forth in the table below. We intend to fund these capital expenditures with a mix of debt and cash flows from operations.

	Years Ending December 31,
(In millions)	2017	2018	2019
Total estimated Footprint Projects capital expenditures	$175-240	$75-150	$25-110

In addition to supporting ongoing load growth in our service territories, in recent years we have also made significant capital investments to expand the capacity of our CREZ assets and reinforce, upgrade and expand the T&D assets in our S/B/C service territory in response to rapid demand growth in our West Texas system. Many of these projects are coming to an end during 2017 and 2018 and, as a result, our capital expenditures forecast for 2019 is driven primarily by our expectations regarding new generation sources connecting to our assets in the Texas Panhandle and South Plains; ongoing growth in the oil and gas sector in West Texas; and population growth and economic expansion in South Texas. Although we believe the assumptions and estimates underlying our forecast to be reasonable as of the date of this report, they are inherently uncertain and subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause the amount and timing of our capital expenditures to differ materially from our current expectations. See Forward-Looking Statements at the beginning of this Annual Report on Form 10-K.

Dividends and Distributions

As a REIT, we must make current distributions of at least 90% of our annual taxable income, excluding capital gains and other adjustments. We expect to distribute at least 100% of our taxable income. Our 2016 quarterly dividend rate was $0.25 per share, or $1.00 per share on an annualized basis.

We paid a total of $59.1 million and $61.6 million in dividends or distributions during the years ended December 31, 2016 and 2015, respectively. We did not pay any dividends or distributions during the year ended December 31, 2014. Of the $61.6 million of dividends and distributions paid in 2015, $25.8 million was paid prior to our IPO.

On February 27, 2017, our board of directors declared a dividend of $0.25 per share of common stock, or $1.00 per share on an annualized basis, payable on April 20, 2017 to holders of record as of March 31, 2017. Our board of directors also authorized our Operating Partnership to make a distribution of $0.25 per OP Unit to the partners in our Operating Partnership, which includes affiliates of Hunt.

Credit Arrangements

We have two revolving credit facilities and senior secured notes. Our assets are collateral under our various debt arrangements. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Operating Partnership Revolving Credit Facility

Our Operating Partnership is party to a $75.0 million revolving credit facility with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019.

As of December 31, 2016 and 2015, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of December 31, 2016 and 2015, the Operating Partnership was in compliance with all covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS has a $250.0 million revolving credit facility, with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility matures on December 10, 2019.

As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50%, no letters of credit outstanding and $112.5 million of borrowing capacity available under this revolving credit facility. As of December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05%, no letters of credit outstanding and $196.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2016 and 2015, SDTS was in compliance with all covenants under the credit agreement.

Senior Secured Notes

TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of December 31, 2016, $17.5 million of principal was outstanding under the TDC Notes.

SPLLC, at the time one of our subsidiaries, issued 5.04% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2011 Notes) with a principal balance of $60.0 million which is due in full on June 20, 2018. Interest is payable quarterly with no principal payments until maturity. In December 2015, the 2011 Notes were assumed by SDTS in connection with the merger of SPLLC into SDTS. The carrying amount of the 2011 Notes was $60.0 million at December 31, 2016 and 2015.

SDTS has $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025 and $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of December 31, 2016, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of December 31, 2016, $42.6 million of principal was outstanding under the 2009 Notes. Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of December 31, 2016, $97.4 million of principal was outstanding under the 2010 Notes.

As of December 31, 2016 and 2015, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes.

For a complete description of our credit arrangement, refer to the credit documents which are incorporated by reference as filed exhibits to this Annual Report on Form 10-K.

Cash Flows

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash flows from operating activities — Net cash provided by operating activities was $123.1 million and $105.8 million during the years ended December 31, 2016 and 2015, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during 2016 compared to 2015, combined with more cash provided by working capital changes during 2016 compared to 2015.

Cash flows from investing activities — Net cash used in investing activities was $231.3 million and $369.3 million during the years ended December 31, 2016 and 2015, respectively. During 2016, we used $231.3 million for capital expenditures related to the construction of our T&D assets compared to $239.2 million during 2015. During 2015, we used $172.4 million of our IPO proceeds as cash consideration in the Merger which was partially offset by our receipt of cash proceeds of $41.2 million from the sale of the Cross Valley Project and Golden Spread Project to Hunt or one of its affiliates and our sale of marketable securities for $1.1 million. We did not have similar transactions during 2016.

Cash flows from financing activities — Net cash provided by financing activities was $116.3 million and $257.3 million during the years ended December 31, 2016 and 2015, respectively. The decrease related to not receiving any cash proceeds from the issuance of equity and a $247.5 million reduction in proceeds from the issuance of short-term and long-term debt during 2016. Additionally, repayment of short-term and long-term borrowings of $63.4 million was substantially less than the $657.9 million of repayments during 2015. The payment of dividends and distributions was consistent between 2016 and 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash flows from operating activities — Net cash provided by operating activities was $105.8 million and $82.5 million during the years ended December 31, 2015 and 2014, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during 2015 compared to 2014, combined with less cash used by working capital changes during 2015 compared 2014.

Cash flows from investing activities — Net cash used in investing activities was $369.3 million and $210.8 million during the years ended December 31, 2015 and 2014, respectively. During 2015, we used $239.2 million for capital expenditures related to the construction of our T&D assets compared to $210.8 million during 2014. During 2015 we used $172.4 million of our IPO proceeds as cash consideration in the Merger which was partially offset by our receipt of cash proceeds of $41.2 million from the sale of the Cross Valley Project and Golden Spread Project to a Hunt or one of its affiliates and our sale of marketable securities for cash of $1.1 million during 2015.

Cash flows from financing activities — Net cash provided by financing activities was $257.3 million and $136.2 million during the years ended December 31, 2015 and 2014, respectively. The increase related primarily to our receipt of net cash proceeds of $493.7 million from our IPO, partially offset by the payment of dividends and distributions of $61.6 million throughout 2015. We had $122.0 million in additional proceeds from short-term and long-term debt during 2015 as compared to 2014. Additionally, we repaid $433.9 million more of short-term and long-term borrowings during 2015 as compared to 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016 and 2015.

Regulatory Matters

On April 29, 2016, Sharyland filed the April Rate Case Filing to update its rates. Sharyland made this filing in a manner that complied with the 2008 Restructuring Order, which required Sharyland and SDTS to be regulated on a combined basis and required rates to be set on a combined basis for Sharyland and SDTS. However, as a result of the Preliminary Order, Sharyland and SDTS filed the December Rate Case Filing on December 30, 2016, which supersedes the April Rate Case Filing and requests:

•	PUCT approval of a tariff establishing terms and conditions for the leases between Sharyland and SDTS, including rent rates that SDTS will charge Sharyland under the leases;
•	the PUCT to issue SDTS its own CCN; and
•	new system-wide rates for Sharyland’s system.

Sharyland and SDTS have requested the following rate case metrics, among others:

•	allowed return on equity of 10%;
•	maintain the capital structure of 55% debt to 45% equity; and
•	reduce the cost of debt to 4.97%, down from 6.73%.

Consistent with the Preliminary Order, SDTS and Sharyland proposed to replace their five existing lease agreements with two new leases, one for transmission assets and one for distribution assets. Each of the new leases, if approved by the PUCT, will be executed upon the effectiveness of the rate case and will have a four year term. Sharyland will continue to have operational control over our T&D assets and will remain primarily responsible for regulatory compliance and reporting requirements related to our T&D assets on our behalf and with our cooperation. Further, we will continue to be responsible for funding Footprint Projects capital expenditures that are included in the capital expenditure budgets that Sharyland provides on a rolling three year basis, which will be subject to our approval. Sharyland will remain responsible for funding repair expenditures.

The proposed lease payments will include both base and percentage rent as established by the PUCT. Base rent under the leases is a fixed amount. Percentage rent will be an annual amount equal to the percentage rent rate of gross revenues collected by Sharyland during the year, subject to certain adjustments as described in the leases, in excess of applicable annual percentage rent breakpoints. The transmission lease, as proposed, will have one annual percentage rent breakpoint and one percentage rent rate. The distribution lease, as proposed, will have two annual percentage rent breakpoints and two percentage rent rates. Sharyland will owe percentage rent based on the percentage rent rate on the portion of Sharyland’s adjusted gross revenues in excess of the applicable annual percentage rent breakpoint.

The following table depicts the proposed rates Sharyland will pay SDTS based on the data for the test year ended December 31, 2015:

(In thousands, except percentages)	Rates
Transmission Lease
Monthly base rent	$8,270
Percentage rent rate	35.0%
Annual percentage rent breakpoint	$99,243
Distribution Lease
Monthly base rent	$3,247
Initial
Percentage rent rate	15.4%
Annual percentage rent breakpoint	$38,973
Secondary
Percentage rent rate	39.9%
Annual percentage rent breakpoint	$102,247

As proposed in the December Rate Case Filing, lease payments under the transmission lease will be updated upon the effectiveness of the rate case to give effect to TCOS filings that have been approved by the PUCT after the 2015 test year. The base rent payments will also be updated on an ongoing basis through TCOS and DCRF filings with the PUCT. These updates will replace the current rent supplements and validation process in our existing lease structure.

For additional information regarding the proposed leases, see Proposed Leases in Part I, Item 1., Business.

The PUCT’s existing tariff construct does not contemplate the use of a lessor/lessee structure and therefore does not provide a mechanism for updating an asset company’s rates to account for load growth in its tenant’s distribution service territories. Accordingly, we and Sharyland have developed a proposed solution that is intended to allocate the growth in Sharyland’s distribution revenues after the 2015 test year between our subsidiary, TDC, as the unregulated parent company of SDTS, and an unregulated parent company of Sharyland. The Transition Payment Agreement will provide us the opportunity to realize an additional portion of Sharyland’s revenue growth to mitigate the regulatory lag on our assets placed in service between rate cases, similar to the opportunity that integrated utilities enjoy. We expect the payments under the Transition Payment Agreement, which will be executed upon conclusion of the rate case, to be based on a variety of factors, including Sharyland’s distribution revenue growth and the amount of distribution assets placed in service.

The initial hearings for the rate case are currently scheduled for March 29 to April 7, 2017 with an anticipated conclusion of the rate case during the third quarter of 2017. Although we have a current procedural schedule and have proposed a way to regulate our leases, the ultimate timing and outcome of the rate case are uncertain.

We expect an increase in our general and administrative expense throughout 2017 related to SDTS’s participation in the rate case filing and related matters.

Contingent Consideration and Deemed Capital Contributions

In connection with the organization of InfraREIT, L.L.C. in 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT. The Operating Partnership agreed to issue up to $82.5 million to Hunt-InfraREIT, pro-rate, as the capital expenditures were funded for the CREZ project up to $737.0 million. In addition, the Operating Partnership also agreed to issue Hunt-InfraREIT deemed capital credits equal to 5% of the capital expenditures on certain development projects. As of December 31, 2014, the Operating Partnership issued Hunt-InfraREIT an aggregate 6.8 million of Class A OP Units in respect of these obligations. On January 1, 2015, the Operating Partnership issued an additional 70,848 Class A OP Units to Hunt-InfraREIT, and, upon completion of our IPO, the Operating Partnership issued Hunt-InfraREIT an accelerated deemed capital credit equal to 983,418 Class A OP Units, which settled the related obligations to Hunt-InfraREIT. Following this issuance, the Operating Partnership no longer has the obligation to issue deemed capital credits or related equity to Hunt-InfraREIT.

There was no expense recorded during the years ended December 31, 2016 and 2015 related to our contingent consideration. We recognized $18.4 million as expense due to changes in fair value of our contingent consideration in accordance with the acquisition agreement during the year ended December 31, 2014. This expense was recorded as part of other income (expense), net on the Consolidated Statements of Operations.

Contractual Obligations

The table below summarizes our contractual obligations and other commitments as of December 31, 2016.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt - principal	$717,466	$7,849	$77,097	$30,434	$602,086
Long-term debt - interest	259,409	32,996	59,657	54,924	111,832
Management fee (1)	42,441	14,123	28,318	—	—
Total	$1,019,316	$54,968	$165,072	$85,358	$713,918

(1)

The management fee for the less than one year period is based on the current fee of $14.0 million and the annual amount of $14.2 million for April 1, 2017 through March 31, 2018. The remaining time periods are estimated based on the annual base fee of $14.2 million for April 1, 2017 to March 31, 2018. However, it does not include any incentive payments that may be owed to Hunt Manager.

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

Regulatory

As the owner of rate-regulated T&D assets, regulatory principles applicable to the utility industry also apply to us. The financial statements reflect regulatory assets and liabilities under cost based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See the caption Regulatory Matters above for information related to the ongoing rate case.

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

Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less the amount of liabilities assumed. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances arise. As of December 31, 2016 and 2015, we had $138.4 million in goodwill recorded on our Consolidated Balance Sheets, of which $83.4 million related to the acquisition of Cap Rock and $55.0 million related to InfraREIT, L.L.C.’s formation transactions, each of which occurred in 2010. These amounts are not reflected as goodwill for federal income tax purposes.

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

Income Taxes

InfraREIT, L.L.C. elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with the taxable year ended December 31, 2010 and InfraREIT, Inc. elected to be taxed as a REIT commencing with the taxable year ending December 31, 2015. To maintain our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we generally will receive a deduction for dividends paid to our stockholders for U.S. federal income tax purposes which will reduce our taxable income. We are still liable for state and local income tax, franchise tax, federal income tax and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

Revenue Recognition

Our lease revenue consists of annual base and percentage rent based upon a percentage of the revenue Sharyland generates on our leased T&D assets in excess of annual specified breakpoints. Applicable guidance provides that we recognize lease revenue over the term of lease agreements with Sharyland. Applying this principle, we recognize the base rent amounts that were in effect at the time the original leases were executed over the term of the applicable lease on a straight-line basis. Our current leases provide that, as the completion of Footprint Projects increases our rate base, we and Sharyland will negotiate amended and restated lease supplements that will update the scheduled rent payments to include additional rent payments related to this incremental rate base. We recognize the increases to base rent related to these incremental capital expenditures on a straight-line basis over the lease term. We recognize percentage rent under the leases at such time as the revenue earned by Sharyland on the leased assets exceeds the annual specified breakpoint for the applicable lease.

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

Deferred costs recoverable in future years of $23.8 million at December 31, 2016 and 2015 represent operating costs incurred from inception of Sharyland through December 31, 2007. Recovery of these costs has been requested in our December Rate Case Filing. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

Derivative Instruments

We use derivatives from time to time to hedge against changes in cash flows related to interest rate risk (cash flow hedging instrument). We record all derivatives on our Consolidated Balance Sheets at fair value. We determine the fair value of the cash flow hedging instrument based on the difference between the cash flow hedging instrument’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the cash flow hedging instrument is recorded on our Consolidated Balance Sheets at its fair value.

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

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

We use certain financial measures that are not recognized under U.S. GAAP. The non-GAAP financial measures used in this report include Non-GAAP EPS; CAD; EBITDA; EBITDA as adjusted in the manner described below (Adjusted EBITDA); FFO and FFO adjusted in the manner described below (AFFO). We derive these measures as follows to show our core operational performance:

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
•

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (computed in accordance with U.S. GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our consolidated financial statements results in FFO representing net income (loss) before depreciation, impairment of assets and gain (loss) on sale of assets. FFO does not represent cash generated from operations as defined by U.S. GAAP and it is not indicative of cash available to fund all cash needs, including distributions.

•	AFFO is FFO adjusted for the same items that are used to adjust net income for Adjusted EBITDA.

Our management uses Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO as important supplemental measures of our operating performance. For example, management uses the CAD measurement when recommending dividends to our board of directors. We also present non-GAAP performance measures because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. We have a diverse set of investors, including investors that primarily focus on utilities, yieldcos, master limited partnerships (MLPs) or REITs. Our management believes that each of these different classes of investors focus on different types of metrics in the evaluation of us. For instance, many utility investors focus on earnings per share (EPS) and we believe our presentation of Non-GAAP EPS enables a better comparison to other utilities. Our management believes it is appropriate to calculate and provide these measures in order to be responsive to these investors. Including reporting on these measures in our public disclosures also ensures that this information is available to all our investors. The presentation of Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with U.S. GAAP, nor are they indicative of funds available to fund our cash needs, including capital expenditures, make payments on our indebtedness or make distributions. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income, cash flows provided by operating activities or revenues.

Non-GAAP EPS was $1.21 per share for the years ended December 31, 2016 and 2015. Non-GAAP EPS during the years ended December 31, 2016 and 2015 was based on 60.6 million and 59.2 million, respectively, weighted average shares outstanding. For the year ended December 31, 2016, CAD was $74.5 million compared to $72.6 million for the year ended December 31, 2015, representing an increase of $1.9 million, or 2.6%.

Adjusted EBITDA was $154.3 million for the year ended December 31, 2016 compared to $138.4 million for the year ended December 31, 2015, representing an increase of $15.9 million, or 11.5%. For the year ended December 31, 2016, AFFO was $116.3 million compared to $108.9 million in 2015, representing an increase of $7.4 million, or 6.8%.

Non-GAAP EPS was $1.21 per share for the year ended December 31, 2015 compared to $1.24 per share for the year ended December 31, 2014. Non-GAAP EPS during the years ended December 31, 2015 and 2014 was based on 59.2 million and 45.6 million, respectively, weighted average shares outstanding. For the year ended December 31, 2015, CAD was $72.6 million compared to $59.9 million for the year ended December 31, 2014, representing an increase of $12.7 million, or 21.2%.

Adjusted EBITDA was $138.4 million for the year ended December 31, 2015 compared to $124.2 million for the year ended December 31, 2014, representing an increase $14.2 million, or 11.4%. For the year ended December 31, 2015, AFFO was $108.9 million compared to $90.5 million in 2014, representing an increase of $18.4 million, or 20.3%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS per share:

	Year Ended December 31, 2016
(In thousands, except per share amounts)	Amount	Per Share (2)
Net income attributable to InfraREIT, Inc.	$49,954	$1.14
Net income attributable to noncontrolling interest	19,347	1.14
Net income	69,301	1.14
Non-cash reorganization structuring fee	—	—
Reorganization expenses	—	—
Contingent consideration	—	—
Base rent adjustment (1)	4,035	0.07
Non-GAAP net income	$73,336	$1.21

	Year Ended December 31, 2015
(In thousands, except per share amounts)	Amount	Per Share (3)
Net income attributable to InfraREIT, Inc.	$13,267	$0.31
Net income attributable to noncontrolling interest	6,664	0.41
Net income	19,931	0.34
Non-cash reorganization structuring fee	44,897	0.76
Reorganization expenses	333	—
Contingent consideration	—	—
Base rent adjustment (1)	6,538	0.11
Non-GAAP net income	$71,699	$1.21

	Year Ended December 31, 2014
(In thousands, except share amounts)	Amount	Per Share (4)
Net income attributable to InfraREIT, Inc.	$22,898	$0.65
Net income attributable to noncontrolling interest	6,882	0.65
Net income	29,780	0.65
Non-cash reorganization structuring fee	—	—
Reorganization expenses	1,729	0.04
Contingent consideration	18,357	0.40
Base rent adjustment (1)	6,688	0.15
Non-GAAP net income	$56,554	$1.24

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

(2)

The weighted average common shares outstanding during the year ended December 31, 2016 of 43.6 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the year ended December 31, 2016 of 17.0 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding during the year ended December 31, 2016 of 60.6 million was used for the remainder of the per share calculations.

(3)

The weighted average common shares outstanding during the year ended December 31, 2015 of 43.0 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the year ended December 31, 2015 of 16.2 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding during the year ended December 31, 2015 of 59.2 million was used for the remainder of the per share calculations.

(4)

The weighted average shares outstanding during the year ended December 31, 2014 of 35.1 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the year ended December 31, 2014 of 10.5 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average shares and redeemable partnership units outstanding during the year ended December 31, 2014 of 45.6 million was used for the remainder of the per share calculations.

CAD

The following sets forth a reconciliation of net income to CAD:

	Years Ended December 31,
(In thousands, except share amounts)	2016	2015	2014
Net income	$69,301	$19,931	$29,780
Depreciation	46,704	40,211	35,080
Non-cash reorganization structuring fee	—	44,897	—
Base rent adjustment (1)	4,035	6,538	6,688
Amortization of deferred financing costs	4,014	3,241	4,383
Reorganization expenses	—	333	1,729
Non-cash equity compensation	978	678	120
Other (income) expense, net (2)	(3,781)	(3,048)	17,236
Capital expenditures to maintain net assets	(46,704)	(40,211)	(35,080)
CAD	$74,547	$72,570	$59,936

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	Includes AFUDC on equity of $3.7 million, $3.0 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

EBITDA and Adjusted EBITDA

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net income	$69,301	$19,931	$29,780
Interest expense, net	36,920	28,554	32,741
Income tax expense	1,103	949	953
Depreciation	46,704	40,211	35,080
EBITDA	154,028	89,645	98,554
Non-cash reorganization structuring fee	—	44,897	—
Base rent adjustment (1)	4,035	6,538	6,688
Reorganization expenses	—	333	1,729
Other (income) expense, net (2)	(3,781)	(3,048)	17,236
Adjusted EBITDA	$154,282	$138,365	$124,207

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of CAD above.

FFO and Adjusted FFO

The following table sets forth a reconciliation of net income to FFO and AFFO:

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net income	$69,301	$19,931	$29,780
Depreciation	46,704	40,211	35,080
FFO	116,005	60,142	64,860
Non-cash reorganization structuring fee	—	44,897	—
Base rent adjustment (1)	4,035	6,538	6,688
Reorganization expenses	—	333	1,729
Other (income) expense, net (2)	(3,781)	(3,048)	17,236
AFFO	$116,259	$108,862	$90,513

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of CAD above.

Financial Information Related to Our Tenant

We have legal title to our T&D assets; however, Sharyland maintains operational control of those assets through leases and through its managing member interest in SDTS and is responsible for construction and maintenance of our T&D assets. These rights and obligations constitute continuing involvement, which results in failed sale-leaseback financing accounting with respect to the lease of our T&D assets in Sharyland’s financial statements. Under failed sale-leaseback financing accounting, Sharyland is treated as the owner of the assets under all lease agreements, including T&D assets currently under construction. Consequently, our T&D assets, including any T&D assets currently under construction, are reflected as assets, and an estimate of Sharyland’s lease obligations to us are reflected as liabilities, on Sharyland’s balance sheet.

In addition to Sharyland’s financial information in accordance with U.S. GAAP, we are presenting Sharyland’s non-GAAP financial information below which removes the effect of the failed sale-leaseback accounting. This non-GAAP financial information is reviewed by our management and board of directors in evaluating Sharyland’s results of operations and financial condition. Although our management considers Sharyland’s U.S. GAAP financial information as well, we believe this non-GAAP financial information provides important supplemental evidence regarding Sharyland’s ability to meet its rent obligations to us, as we believe it is helpful to our investors in understanding our tenant’s financial condition without the additional implications of the failed sale-leaseback accounting.

We present the following below:

•	Sharyland’s net income (loss), calculated in accordance with U.S. GAAP.
•

Sharyland’s non-GAAP net income (loss), which is calculated by adding the amount of depreciation and interest expense that Sharyland incurs as a result of failed sale-leaseback financing accounting to Sharyland’s U.S. GAAP net income (loss) and subtracting Sharyland’s non-GAAP rent expense. Sharyland’s non-GAAP rent expense differs from our lease revenue because Sharyland’s non-GAAP rent expense is calculated on a cash rather than U.S. GAAP basis.

•

Sharyland’s non-GAAP net income (loss) before interest, taxes, depreciation, amortization and rent (EBITDAR), which is calculated by adding Sharyland’s non-GAAP interest, taxes, depreciation, amortization and rent expense to Sharyland’s non-GAAP net income (loss).

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback financing accounting treatment.

Sharyland acquired the Golden Spread Project in March 2016 and the Cross Valley Project in May 2016. These acquisitions were accounted for as a combination of entities under common control whereby the net assets acquired were combined with Sharyland at their carrying value. Balance sheet information as of December 31, 2015 and income statement information for the periods ended December 31, 2015 have been adjusted to reflect the acquisition of the Golden Spread Project and Cross Valley Project. Accordingly, the non-GAAP reconciliations presented below give effect to the Golden Spread Project and Cross Valley Project acquisitions.

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net income	$15,601	$545	$15,715
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	31,668	26,768	25,600
Add: Failed sale-leaseback interest expense	140,473	128,225	107,600
Deduct: Rent expense	176,180	157,824	139,800
Sharyland's management reported net income (loss)	11,562	(2,286)	9,115
Adjustments:
Add: Interest expense, net	2,743	1,677	117
Add: Income tax expense	1,516	1,332	1,971
Add: Depreciation and amortization	9,968	5,331	2,706
Add: Rent expense	176,180	157,824	139,800
EBITDAR	$201,969	$163,878	$153,709
Ratio of EBITDAR to rent expense	1.15x	1.04x	1.10x

	December 31, 2016
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$79,563	$—	$79,563
Property, plant and equipment, net	1,847,746	(1,570,237)	277,509
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	41,807	(23,793)	18,014
Total Assets	$1,970,216	$(1,594,030)	$376,186
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$46,174	$—	$46,174
Current portion of financing obligation	39,028	(39,028)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	28,674	—	28,674
Current state margin tax payable	1,756	—	1,756
Total current liabilities	119,125	(39,028)	80,097
Long-term financing obligations	1,555,797	(1,555,797)	—
Long-term debt	158,834	—	158,834
Regulatory liabilities	6,907	—	6,907
Other post-employment benefits (OPEB) and other long-term liabilities	6,348	—	6,348
Total liabilities	1,847,011	(1,594,825)	252,186
Commitments and contingencies	—	—	—
Partners' capital	123,205	795	124,000
Total Partners' Capital and Liabilities	$1,970,216	$(1,594,030)	$376,186

	December 31, 2015
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$108,970	$—	$108,970
Property, plant and equipment, net	1,615,831	(1,375,976)	239,855
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	37,758	(23,045)	14,713
Total Assets	$1,763,659	$(1,399,021)	$364,638
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$68,106	$—	$68,106
Current portion of financing obligation	32,006	(32,006)	—
Due to affiliates	27,085	—	27,085
Fair value of derivatives	32	—	32
Current state margin tax payable	1,545	—	1,545
Total current liabilities	128,774	(32,006)	96,768
Long-term financing obligations	1,371,502	(1,371,502)	—
Long-term debt	166,700	—	166,700
Regulatory liabilities	5,940	—	5,940
OPEB and other long-term liabilities	8,787	—	8,787
Total liabilities	1,681,703	(1,403,508)	278,195
Commitments and contingencies	1,163	—	1,163
Partners' capital	80,793	4,487	85,280
Total Partners' Capital and Liabilities	$1,763,659	$(1,399,021)	$364,638

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2016, the outstanding balance on the revolving credit facilities was $137.5 million. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $1.4 million for the year ended December 31, 2016.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2016 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Ernst & Young LLP has audited our internal control over financial reporting as of December 31, 2016 and their report is included below.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

InfraREIT, Inc.

We have audited InfraREIT, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the “COSO criteria”). InfraREIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on its Assessment of the Company’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InfraREIT, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, of the Company and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2017

Item 9B.	Other Information

Amended and Restated Lease Supplements

On February 22, 2017, we amended and restated our existing lease supplements with Sharyland (other than the lease supplement with respect to our Stanton Transmission Loop Lease) to effect a rent validation to reflect the difference between the capital expenditures we expected and the capital expenditures that were actually placed in service during 2016. For a description of the validation process and the lease supplements generally, see the caption Rental Rates under Provisions of Our Existing Leases included under Existing Leases in Part I, Item 1., Business.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Form 10-K is omitted for this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2017 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2017 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) is set forth in Item 5 of this Annual Report on Form 10-K and is incorporated by reference. The information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2017 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2017 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2017 and is incorporated herein by reference.

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

3.1	—	Articles of Restatement of the Registrant (filed as exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 9, 2015 and filed March 10, 2015 and incorporated herein by reference).

Exhibit Number		Description
3.2	—

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

Third Amended and Restated Master System Lease Agreement (McAllen Lease), dated December 1, 2014, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.7*	—	Twelfth Amended and Restated Rent Supplement (McAllen Lease), dated February 22, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.8	—

Third Amended and Restated Lease Agreement (Stanton/Brady/Celeste Lease), dated December 31, 2015, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2015 and filed January 4, 2016 and incorporated herein by reference).

10.9*	—	Twelfth Amended and Restated Rent Supplement (Stanton/Brady/Celeste Lease), dated February 22, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.10	—

Third Amended and Restated Lease Agreement (Stanton Transmission Loop Lease), dated December 1, 2014, between SDTS FERC, L.L.C. and SU FERC, L.L.C. (filed as exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.11	—

Fourth Amended and Restated Rent Supplement (Stanton Transmission Loop Lease), dated January 1, 2015, between SDTS FERC, L.L.C. and SU FERC, L.L.C. (filed as exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.12	—

Third Amended and Restated Lease Agreement (CREZ Lease), dated December 4, 2015, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 3, 2015 and filed December 4, 2015 and incorporated herein by reference).

10.13*	—	Tenth Amended and Restated Rent Supplement (CREZ Lease), dated February 22, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.14	—

Lease Agreement (ERCOT Transmission Lease), dated December 1, 2014, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.15*	—	Seventh Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated February 22, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

Exhibit Number		Description
10.16	—

Third Amended and Restated Credit Agreement, dated December 10, 2014 (SDTS Credit Agreement), among Sharyland Distribution & Transmission Services, L.L.C., the several lenders from time to time parties thereto and Royal Bank of Canada, as administrative agent (filed as exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.17	—

First Amendment, Direction and Consent, dated September 28, 2015, to the SDTS Credit Agreement (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 6, 2015 and incorporated herein by reference).

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

Fourth Amendment, dated as of September 28, 2015, to the 2010 SDTS NPA (filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 6, 2015 and incorporated herein by reference).

10.25	—

Amended and Restated Note Purchase Agreement, dated July 13, 2010 (TDC NPA), among Transmission and Distribution Company, L.L.C., The Prudential Insurance Company of America, PRUCO Life Insurance Company and Prudential Retirement Insurance and Annuity Company (filed as exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

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

Third Amendment, dated February 19, 2016, to the TDC NPA (filed as exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.29	—

Amended and Restated Note Purchase Agreement, dated September 14, 2010 (2009 SDTS NPA), among Sharyland Distribution & Transmission Services, L.L.C., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (filed as exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

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

Exhibit Number		Description

10.33	—

Fourth Amendment, dated as of September 28, 2015, to the 2009 SDTS NPA (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 6, 2015 and incorporated herein by reference).

10.34	—

Note Purchase Agreement, dated as of December 3, 2015, among Sharyland Distribution & Transmission Services, L.L.C. and the purchasers listed in Schedule B thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2015 and filed on December 4, 2015 and incorporated herein by reference).

10.35	—

InfraREIT, Inc. Second Amended and Restated Registration Rights and Lock-Up Agreement, dated as of March 1, 2016, among the Registrant and each of the persons listed on Schedule A thereto (filed as exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

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

10.41+	—

InfraREIT, Inc. 2015 Equity Incentive Plan (filed as exhibit 10.47 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.42+	—

Form of Restricted Stock Unit Agreement (filed as exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.43+	—

Form of InfraREIT Partners, LP LTIP Unit Award Agreement (filed as exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.44+	—

InfraREIT, Inc. 2015 Non-Qualified Employee Stock Purchase Plan (filed as exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 18, 2015 and incorporated herein by reference).

21.1*	—	List of Subsidiaries of the Registrant

23.1*	—	Consent of Ernst & Young LLP

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of December 31, 2016

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

Exhibit Number		Description
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	As required by Item 15(a)(3), this exhibit is identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfraREIT, Inc.
(Registrant)

/s/ David A. Campbell
David A. Campbell
Date: February 28, 2017	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and as of the date indicated.

Signature	Capacity	Date

/s/ W. Kirk Baker	Chairman of the Board of Directors	February 28, 2017
W. Kirk Baker

/s/ David A. Campbell	President, Chief Executive Officer	February 28, 2017
David A. Campbell	and Director (Principal Executive Officer)

/s/ Brant Meleski	Senior Vice President and Chief Financial Officer	February 28, 2017
Brant Meleski	(Principal Financial Officer)

/s/ Lance J. Phillips	Vice President, Principal Accounting Officer and Controller	February 28, 2017
Lance J. Phillips	(Principal Accounting Officer)

/s/ Hunter L. Hunt	Director	February 28, 2017
Hunter L. Hunt

/s/ John Gates	Director	February 28, 2017
John Gates

/s/ Storrow M. Gordon	Director	February 28, 2017
Storrow M. Gordon

/s/ Trudy A. Harper	Director	February 28, 2017
Trudy A. Harper

/s/ Harold R. Logan, Jr.	Director	February 28, 2017
Harold R. Logan, Jr.

/s/ Harvey Rosenblum	Director	February 28, 2017
Harvey Rosenblum

/s/ Ellen C. Wolf	Director	February 28, 2017
Ellen C. Wolf

InfraREIT, Inc.

All other schedules for which provision is made in the applicable accounting regulation of the U. S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

InfraREIT, Inc.

We have audited the accompanying consolidated balance sheets of InfraREIT, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InfraREIT, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InfraREIT, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2017

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$17,612	$9,471
Restricted cash	1,682	1,682
Due from affiliates	32,554	31,172
Inventory	7,276	6,731
Prepaids and other current assets	726	560
Total current assets	59,850	49,616
Electric Plant, net	1,640,820	1,434,531
Goodwill	138,384	138,384
Other Assets	37,646	40,979
Total Assets	$1,876,700	$1,663,510
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$37,372	$22,943
Short-term borrowings	137,500	54,000
Current portion of long-term debt	7,849	7,423
Dividends and distributions payable	15,161	13,634
Accrued taxes	4,415	3,312
Total current liabilities	202,297	101,312
Long-Term Debt, Less Deferred Financing Costs	709,488	617,305
Regulatory Liability	21,004	10,625
Total liabilities	932,789	729,242
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,772,283 and 43,565,495 issued and outstanding as of December 31, 2016 and 2015, respectively	438	436
Additional paid-in capital	705,845	702,213
Accumulated deficit	(18,243)	(24,526)
Total InfraREIT, Inc. equity	688,040	678,123
Noncontrolling interest	255,871	256,145
Total equity	943,911	934,268
Total Liabilities and Equity	$1,876,700	$1,663,510

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Lease revenue	$172,099	$151,203	$134,415
Operating costs and expenses
General and administrative expense	21,852	64,606	18,625
Depreciation	46,704	40,211	35,080
Total operating costs and expenses	68,556	104,817	53,705
Income from operations	103,543	46,386	80,710
Other (expense) income
Interest expense, net	(36,920)	(28,554)	(32,741)
Other income (expense), net	3,781	3,048	(17,236)
Total other expense	(33,139)	(25,506)	(49,977)
Income before income taxes	70,404	20,880	30,733
Income tax expense	1,103	949	953
Net income	69,301	19,931	29,780
Less: Net income attributable to noncontrolling interest	19,347	6,664	6,882
Net income attributable to InfraREIT, Inc.	$49,954	$13,267	$22,898
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$1.14	$0.31	$0.65
Diluted	$1.14	$0.31	$0.65
Cash dividends declared per common share	$1.000	$1.075	$0.310

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$69,301	$19,931	$29,780
Change in fair value of cash flow hedging instrument	—	—	844
Comprehensive income	69,301	19,931	30,624
Less: Comprehensive income attributable to noncontrolling interest	19,347	6,664	7,116
Comprehensive income attributable to InfraREIT, Inc.	$49,954	$13,267	$23,508

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands, except share data)

	Number of Common Shares Outstanding	Members' Capital	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total InfraREIT, Inc. Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	—	$428,319	$—	$—	$—	$(610)	$427,709	$136,484	$564,193
Dividends and distributions	—	(10,830)	—	—	—	—	(10,830)	(3,300)	(14,130)
Change in fair value of cash flow hedging instrument	—	—	—	—	—	610	610	234	844
Net income	—	22,898	—	—	—	—	22,898	6,882	29,780
Equity based compensation	—	—	—	—	—	—	—	120	120
Non-cash noncontrolling interest equity issuance	—	—	—	—	—	—	—	4,647	4,647
Balance at December 31, 2014	—	440,387	—	—	—	—	440,387	145,067	585,454
Dividends and distributions	—	(8,964)	—	—	(35,508)	—	(44,472)	(16,627)	(61,099)
Repurchase of common shares	(6,242,999)	(66,517)	—	—	—	—	(66,517)	—	(66,517)
Initial public offering, net of offering costs	23,000,000	—	230	490,203	—	—	490,433	—	490,433
Merger of InfraREIT, L.L.C. and InfraREIT, Inc. and related reorganization transactions	26,808,494	(367,191)	206	212,010	—	—	(154,975)	53,090	(101,885)
Net income	—	2,285	—	—	10,982	—	13,267	6,664	19,931
Equity based compensation	—	—	—	—	—	—	—	678	678
Non-cash noncontrolling interest equity issuance	—	—	—	—	—	—	—	67,273	67,273
Balance at December 31, 2015	43,565,495	—	436	702,213	(24,526)	—	678,123	256,145	934,268
Dividends and distributions	—	—	—	—	(43,671)	—	(43,671)	(16,965)	(60,636)
Redemption of operating partnership units for common stock	186,496	—	2	3,275	—	—	3,277	(3,277)	—
Net income	—	—	—	—	49,954	—	49,954	19,347	69,301
Equity based compensation	20,292	—	—	357	—	—	357	621	978
Balance at December 31, 2016	43,772,283	$—	$438	$705,845	$(18,243)	$—	$688,040	$255,871	$943,911

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$69,301	$19,931	$29,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,704	40,211	35,080
Amortization of deferred financing costs	4,014	3,241	4,383
Allowance for funds used during construction — other funds	(3,728)	(3,048)	(1,106)
Change in fair value of contingent consideration	—	—	18,357
Reorganization structuring fee	—	44,897	—
Realized gain on sale of marketable securities	—	(66)	—
Equity based compensation	978	678	120
Changes in assets and liabilities:
Due from affiliates	(1,382)	(3,350)	(7,275)
Inventory	(545)	662	(816)
Prepaids and other current assets	(166)	(6)	(3,370)
Accounts payable and accrued liabilities	7,958	2,644	7,347
Net cash provided by operating activities	123,134	105,794	82,500
Cash flows from investing activities
Additions to electric plant	(231,312)	(239,157)	(210,791)
Proceeds from sale of assets	—	41,211	—
Sale of marketable securities	—	1,065	—
Cash paid to InfraREIT, L.L.C. investors in the merger, net of cash assumed	—	(172,400)	—
Net cash used in investing activities	(231,312)	(369,281)	(210,791)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	—	493,722	—
Proceeds from short-term borrowings	139,500	87,000	354,000
Repayments of short-term borrowings	(56,000)	(253,000)	(210,000)
Proceeds from borrowings of long-term debt	100,000	400,000	11,000
Repayments of long-term debt	(7,423)	(404,867)	(13,934)
Net change in restricted cash	—	—	(1)
Deferred financing costs	(649)	(3,914)	(4,908)
Dividends and distributions paid	(59,109)	(61,595)	—
Net cash provided by financing activities	116,319	257,346	136,157
Net increase (decrease) in cash and cash equivalents	8,141	(6,141)	7,866
Cash and cash equivalents at beginning of year	9,471	15,612	7,746
Cash and cash equivalents at end of year	$17,612	$9,471	$15,612

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

InfraREIT, Inc. is a Maryland corporation and the surviving corporation of a merger (Merger) with InfraREIT, L.L.C., a Delaware limited liability company, completed on February 4, 2015 in connection with the initial public offering (IPO) of InfraREIT, Inc. and related transactions effected during the first quarter of 2015 (collectively, the Reorganization). As used in these financial statements, unless the context requires otherwise or except as otherwise noted, the words “Company” and “InfraREIT” refer to InfraREIT, L.L.C., before giving effect to the Merger, and InfraREIT, Inc., after giving effect to the Merger, as the context requires, and also refer to the registrant’s subsidiaries, including InfraREIT Partners, LP (Operating Partnership or InfraREIT LP), a Delaware limited partnership, of which InfraREIT, Inc. is the general partner.

The Merger was accounted for as a reverse acquisition, which means for accounting purposes the Company treated the assets and liabilities of InfraREIT, Inc. as assumed and incorporated with the assets and liabilities of InfraREIT, L.L.C. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the Internal Revenue Service and accounting services. The main assets and liabilities assumed were marketable securities of $1.1 million and a note payable of $1.0 million. The marketable securities were sold during February 2015 for $1.1 million resulting in a realized gain of $0.1 million which was recorded in other income (expense), net in the Consolidated Statements of Operations. Additionally, the note payable and associated interest were paid in full in February 2015. As a result, these financial statements present the operating results of InfraREIT, L.L.C. for years ended December 31, 2014 and 2013 and its 2015 results through the effectiveness of the Merger along with the operations of InfraREIT, Inc. thereafter.

The Company has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes. The Company is externally managed and advised by Hunt Utility Services, LLC (Hunt Manager), a Delaware limited liability company. Hunt Manager is responsible for managing the Company’s day-to-day affairs, subject to the oversight of the Company’s board of directors. All of the Company’s officers, including the Company’s President and Chief Executive Officer, David A. Campbell, are employees of Hunt Manager. Mr. Campbell also serves as President and Chief Executive Officer of Sharyland Utilities, L.P. (Sharyland or tenant), a Texas-based utility and the Company’s sole tenant.

The Company holds 72.2% of the outstanding partnership units (OP Units) in the Operating Partnership as of December 31, 2016. The Company includes the accounts of the Operating Partnership and its subsidiaries in the consolidated financial statements. Hunt Consolidated, Inc. (HCI) affiliates, current or former employees and members of the Company’s board of directors hold the other 27.8% of the outstanding OP Units as of December 31, 2016.

Sharyland Distribution & Transmission Services, L.L.C. (SDTS) is the owner of rate-regulated electric transmission and distribution assets (T&D assets) located in the Texas Panhandle near Amarillo (CREZ assets), the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste (S/B/C assets) and South Texas near McAllen (McAllen assets). Previously, SDTS held some of its assets through its former wholly owned subsidiaries, SDTS FERC, L.L.C. (SDTS FERC) and Sharyland Projects, L.L.C. (SPLLC). However, in June 2015, SDTS FERC was merged with and into SDTS with SDTS as the surviving entity, and in December 2015, SPLLC was merged with and into SDTS with SDTS as the surviving entity (SDTS Merger).

The T&D assets include over 54,000 electricity delivery points, approximately 815 circuit miles of transmission lines, approximately 40,500 circuit miles of distribution lines, 57 substations and a 300 megawatt high-voltage direct current interconnection between Texas and Mexico (Railroad DC Tie). SDTS leases all its T&D assets to Sharyland under several lease agreements, which operates and maintains the T&D assets. SDTS and Sharyland are each subject to regulation as an electric utility by the Public Utility Commission of Texas (PUCT).

Initial Public Offering and Reorganization

InfraREIT, Inc. completed its IPO on February 4, 2015, issuing 23,000,000 shares of common stock at a price of $23.00 per share, resulting in gross proceeds of $529.0 million.

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

The following bullets describe the Merger and related Reorganization that were effected in the first quarter of 2015.

•

On January 29, 2015, the Operating Partnership effected a reverse unit split whereby each holder of OP Units received 0.938550 OP Units of the same class in exchange for each such unit it held immediately prior to such time, which is referred to as the reverse unit split. Also, on January 29, 2015, InfraREIT, L.L.C. effected a reverse share split whereby each holder of shares received 0.938550 shares of the same class in exchange for each such share it held immediately prior to such time, which is referred to as the reverse share split. All references to unit, share, per unit and per share amounts in these consolidated financial statements and related disclosures have been adjusted to reflect the reverse share split and reverse unit split for all periods presented.

•

On January 29, 2015, InfraREIT, Inc. issued 1,700,000 shares of common stock to Hunt-InfraREIT, L.L.C. (Hunt-InfraREIT) as a non-cash reorganization advisory fee in accordance with a structuring fee agreement, resulting in the recognition of a $44.9 million non-cash expense in the first quarter of 2015.

•

On February 4, 2015, the Operating Partnership issued 1,700,000 OP Units to InfraREIT, Inc. in connection with the structuring fee issuance of 1,700,000 shares of InfraREIT, Inc. common stock described immediately above.

•	On February 4, 2015, the Operating Partnership issued an aggregate of 28,000 of its profit interest OP Units (LTIP Units) to members of InfraREIT’s board of directors.
•

On February 4, 2015, the Operating Partnership issued 983,418 Common OP Units to Hunt-InfraREIT in settlement of the Operating Partnership’s obligation to issue OP Units to Hunt-InfraREIT related to the competitive renewable energy zone (CREZ) project.

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

•

The pre-IPO investors received shares of InfraREIT, Inc. Class A common stock or Class C common stock in the Merger, and certain pre-IPO investors also received cash for a portion of their common shares.

•	On February 4, 2015, InfraREIT, Inc. contributed $323.2 million to the Operating Partnership in exchange for 15,000,000 Common OP Units.
•

On February 4, 2015, InfraREIT, Inc. issued 1,551,878 shares of common stock to Hunt-InfraREIT in exchange for 1,551,878 OP Units tendered for redemption by Hunt-InfraREIT in accordance with a redemption agreement.

•

On February 4, 2015, concurrently with the Merger, InfraREIT, Inc. purchased 6,242,999 common shares in consideration for the issuance of a promissory note to Westwood Trust, as trustee of a trust for the benefit of a charitable beneficiary, in the principal amount of $66.5 million.

•

Westwood Trust immediately transferred the promissory note to MC Transmission Holdings, Inc. (MC Transmission), and, immediately following receipt of the promissory note, MC Transmission purchased 3,325,874 Common OP Units from the Operating Partnership in consideration for the assignment of the promissory note. The promissory note was then transferred to InfraREIT, Inc. in exchange for the redemption of 6,242,999 OP Units held by InfraREIT, Inc. and the subsequent cancellation of such promissory note, resulting in no cash consideration being paid or received pursuant to the purchase from Westwood Trust or the sale of Common OP Units to MC Transmission.

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

Regulation

As the owner of rate-regulated T&D assets, regulatory principles applicable to the utility industry also apply to SDTS (and previously applied to its former subsidiaries). The financial statements reflect regulatory assets and liabilities under cost based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 5, Other Assets.

SDTS capitalizes allowance for funds used during construction (AFUDC) during the construction of its T&D assets, and SDTS’s lease agreements with Sharyland rely on FERC definitions and accepted standards regarding capitalization of expense to define key terms in the lease such as footprint projects, which are the expenditures SDTS is obligated to fund pursuant to the leases. The amounts funded for these footprint projects include allocations of Sharyland employees’ time and overhead allocations consistent with FERC policies and U.S. GAAP. The leases define “footprint projects” to be transmission or distribution projects primarily situated within the Company’s distribution service territory, or that physically hang from the Company’s existing transmission assets or that are physically located within one of its substations.

Sharyland cannot be removed as lessee without prior approval from the PUCT. SDTS transacts with its tenant through several lease arrangements covering all the T&D assets. These lease agreements include provisions for additions and retirements of the T&D assets in the form of new construction or other capitalized projects.

See Note 10, Regulatory Matters for information related to SDTS’s amended rate filing package filed with the PUCT on December 30, 2016 (December Rate Case Filing) and the proposed leases that were included in that filing.

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

Restricted Cash

Restricted cash represents the principal and interest payable for two consecutive periods associated with the $25.0 million senior secured notes described in Note 7, Long-Term Debt.

Concentration of Credit Risk

Sharyland is the Company’s sole tenant and all the Company’s revenue is driven by the leases with Sharyland.

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

Electric Plant, net

Electric plant equipment is stated at the original cost of acquisition or construction, which includes the cost of contracted services, direct labor, materials, acquisition adjustments and overhead items. In accordance with the FERC uniform system of accounts guidance, SDTS recognizes, as a cost to construction work in progress (CWIP), AFUDC on other funds classified as other income (expense), net and AFUDC on borrowed funds classified as a reduction of the interest expense, net on the Consolidated Statements of Operations.

The AFUDC blended rate utilized was 6.7%, 6.6% and 4.1% for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Provision for depreciation of electric plant is computed using composite straight-line rates as follows:

Years Ended December 31,
	2016	2015	2014
Transmission plant	1.69% - 3.15%	1.69% - 3.15%	1.69% - 3.15%
Distribution plant	1.74% - 5.96%	1.74% - 5.96%	1.74% - 5.96%
General plant	0.80% - 5.12%	0.80% - 5.12%	0.80% - 5.12%

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

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of 2016, did not result in an impairment charge. As of December 31, 2016 and 2015, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

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

Deferred Financing Costs

Amortization of deferred financing costs associated with the issuance of the $25.0 million senior secured notes and the revolving credit facilities is computed using the straight-line method over the life of the loan which approximates the effective interest method. Amortization of deferred financing costs associated with the Company’s regulated subsidiaries is computed using the straight-line method over the life of the loan in accordance with applicable regulatory guidance.

Derivative Instruments

The Company uses derivatives from time to time to hedge against changes in cash flows related to interest rate risk (cash flow hedging instrument). ASC Topic 815, Derivatives and Hedging requires all derivatives be recorded on the Consolidated Balance Sheets at fair value. The Company determines the fair value of the cash flow hedging instrument based on the difference between the cash flow hedging instrument’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the cash flow hedging instrument is recorded on the Consolidated Balance Sheets at its fair value.

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

Income Taxes

InfraREIT, L.L.C. elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2010, and InfraREIT, Inc. elected to be treated as a REIT commencing with its taxable year ended December 31, 2015. As a result, the Company generally will not be subject to federal income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of other organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). The Company’s policy is to distribute at least 100% of its taxable income. Accordingly, there is no provision for federal income taxes in the accompanying consolidated financial statements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, including excise taxes, and federal income taxes on any undistributed income.

At December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of $13.5 million. No net operating losses were used for the year ended December 31, 2016. The estimated net operating loss carryforward for federal tax purposes was $79.4 million at December 31, 2016 and will expire between 2026 and 2036. The net operating loss carryforwards for alternative minimum tax (AMT) are generally limited to offsetting 90% of the alternative minimum taxable income (AMTI) for a given year.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Years Ended December 31,
(In thousands)	2016	2015
Balance at January 1	$2,924	$2,135
Additions based on tax positions related to the current year	903	789
Balance at December 31	$3,827	$2,924

The balance of unrecognized tax benefits relates to state taxes, all of which would impact the effective tax rate if recognized. It is reasonably possible that the amount of the Company’s unrecognized tax benefits will decrease in the next twelve months either because the Company’s position is approved through a ruling by the taxing jurisdiction or the Company agrees to a settlement. At this time, an estimate of the range of the reasonably possible change cannot be made. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized interest and penalties of $0.2 million, $0.2 million and $0.1 million, respectively. The Company had accrued interest and penalties of $0.6 million and $0.4 million at December 31, 2016 and 2015, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

Revenue Recognition

The Company, through its subsidiaries, is the owner of the T&D assets and recognizes lease revenue over the term of lease agreements with Sharyland. The Company’s lease revenue includes annual payments and additional rents based upon a percentage of revenue earned by Sharyland on the leased assets in excess of annual specified breakpoints. In accordance with the lease agreements, Sharyland, the lessee and operator of the T&D assets, is responsible for the maintenance and operation of the T&D assets and primarily responsible for compliance with all regulatory requirements of the PUCT, the FERC or any other regulatory entity with jurisdiction over the T&D assets on our behalf and with our cooperation. Each of the lease agreements with Sharyland is a net lease that obligates the lessee to pay all property related expenses, including maintenance, repairs, taxes and insurance, and to comply with the terms of the SDTS secured credit facilities and note purchase agreements. The Company recognizes base rent under these leases on a straight-line basis over the applicable lease term.

The current lease agreements provide for periodic supplemental adjustments of base rent based upon capital expenditures made by SDTS. The Company recognizes supplemental adjustments of base rent as a modification under these leases on a prospective straight-line basis over the applicable lease term. The Company recognizes percentage rent under these leases once the revenue earned by Sharyland on the leased assets exceeds the annual specified breakpoints.

See Note 10, Regulatory Matters for information related to SDTS’s December Rate Case Filing and proposed new leases.

Asset Retirement Obligations

The Company has identified, but not recognized, asset retirement obligation liabilities related to the T&D assets as a result of certain easements on property on which the Company has assets. Generally, such easements are perpetual and require only the retirement and removal of the assets upon cessation of the property’s use. Management has not estimated and recorded a retirement liability for such easements because the Company plans to use the facilities indefinitely.

Interest Expense, net

The Company’s interest expense, net primarily consists of interest expense from the senior notes and credit facilities, see Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt. AFUDC on borrowed funds of $3.1 million, $1.8 million and $1.6 million was recognized as a reduction of the Company’s interest expense during the years ended December 31, 2016, 2015 and 2014, respectively.

Other Income, net

AFUDC on other funds of $3.7 million, $3.0 million and $1.1 million was recognized in other income, net during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 was effective for periods beginning after December 15, 2015 with early adoption permitted. The Company adopted the guidance on January 1, 2016. The adoption of the new guidance did not have an impact on the Company’s current consolidation.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 was effective for periods beginning after December 15, 2015 with early adoption permitted. The adoption of the new guidance was applied on a retrospective basis with each balance sheet presented reflecting the new guidance along with transitional disclosures. The adoption did change the presentation of our financial position. As a result, $0.2 million of unamortized deferred financing costs were reclassified from other assets to long-term debt, less deferred financing costs on the Consolidated Balance Sheets as of December 31, 2015. The adoption of the new guidance did not have an impact on the Company’s results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The change in provisional amounts will be recorded in the period in which they are determined with changes to the income statement for any effect on earnings for changes in depreciation, amortization or other income effect calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 was effective for periods beginning after December 15, 2015 with early adoption permitted. The new guidance was adopted as of January 1, 2016 and will be applied prospectively to adjustments to provisional amounts that occur for any future business combination. The adoption of the new guidance has not affected the Company’s financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for periods beginning after December 15, 2018 with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the new guidance and the extent of the impact this standard may have on its financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for periods beginning after December 15, 2017 with early adoption permitted. The new standard should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force). ASU 2016-18 adds to or clarifies current guidance on the classification and presentation of restricted cash in the statement of cash flows. The new guidance requires entities to include in its cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The guidance does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for periods beginning after December 15, 2017 with early adoption permitted. If an entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has not yet adopted the new guidance, but it will affect the Company’s statement of cash flows for the presentation of restricted cash.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods and services. As part of this guidance, lease transactions have been excluded from the requirements of this standard. As such, this guidance will not apply to the Company unless certain lease criteria are present; therefore, the new guidance should have a minimal, if any, impact on the Company’s financial position, results of operations and cash flows.

Reportable Segments

U.S. GAAP establishes standards for reporting financial and descriptive information about a company’s reportable segments. Management has determined that the Company has one reportable segment, with activities related to ownership and leasing of rate-regulated T&D assets.

2.	Related Party Transactions

The Company, through SDTS, leases all its T&D assets to Sharyland through several lease agreements. Under the leases, the Company has agreed to fund capital expenditures for footprint projects.

The Company earned lease revenues under these agreements of $172.1 million, $151.2 million and $134.4 million from Sharyland during the years ended December 31, 2016, 2015 and 2014, respectively. In connection with the Company’s leases with Sharyland, the Company recorded a deferred rent liability of $15.6 million and $11.5 million as of December 31, 2016 and 2015, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to the Company, the Company and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to the Company’s T&D assets. For the years ended December 31, 2016 and 2015, the net amount of the payments the Company made to Sharyland was $231.6 million and $245.1 million, respectively.

As of December 31, 2016 and 2015, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $13.7 million and $9.2 million, respectively, related to amounts owed to Sharyland. As of December 31, 2016 and 2015, amounts due from affiliates on the Consolidated Balance Sheets included $32.6 million and $31.2 million, respectively, related to amounts owed by Sharyland associated with the Company’s leases.

The management fee paid to Hunt Manager for the years ended December 31, 2016 and 2015 was $10.3 million and $12.3 million, respectively. As of December 31, 2016, there was $3.5 million accrued associated with management fees on the Consolidated Balance Sheets. As of December 31, 2015, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. Additionally, during the years ended December 31, 2016 and 2015, the Company paid Hunt Manager $0.5 million for reimbursement of annual software license and maintenance fees and other expenses in accordance with the management agreement.

The current management agreement with Hunt Manager, which became effective February 4, 2015, provided for an annual base fee, or management fee, of $10.0 million through April 1, 2015. Effective as of April 1, 2015, the annual base fee was adjusted to $13.1 million annually through March 31, 2016. Effective as of April 1, 2016, the annual base fee was adjusted to $14.0 million annually through March 31, 2017. Effective as of April 1, 2017, the annual base fee will be adjusted to $14.2 million annually through March 31, 2018. The base fee for each twelve month period beginning each April 1 thereafter will equal 1.50% of the Company’s total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. The term of the management agreement expires December 31, 2019, and will automatically renew for successive five year terms unless a majority of the Company’s independent directors decides to terminate the agreement.

In connection with the organization of InfraREIT, L.L.C. in 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT. The Operating Partnership agreed to issue up to $82.5 million to Hunt-InfraREIT, pro-rata, as the capital expenditures were funded for the CREZ project up to $737.0 million. In addition, the Operating Partnership also agreed to issue Hunt-InfraREIT deemed credits in an amount equal to 5% of the capital expenditures on certain development projects. As of December 31, 2014, the Operating Partnership issued Hunt-InfraREIT an aggregate 6.8 million Class A OP Units in respect to these obligations. On January 1, 2015, the Operating Partnership issued an additional 70,846 Class A OP Units to Hunt-InfraREIT, and, upon completion of InfraREIT’s IPO, the Operating Partnership issued Hunt-InfraREIT an accelerated deemed capital credit equal to 983,418 Class A OP Units, which settled the related obligations to Hunt-InfraREIT. Following this issuance, the Operating Partnership no longer has the obligation to issue deemed capital credits or related equity to Hunt-InfraREIT. The operating Partnership recorded these capital account credits as asset acquisition costs included as part of the capital project in the CWIP balance.

In connection with the IPO and Reorganization, the Company incurred an aggregate of $5.0 million of legal fees, a portion of which was paid to reimburse HCI and its subsidiaries (collectively, Hunt), to reimburse certain pre-IPO investors and to reimburse certain of InfraREIT’s independent directors, in each case for legal expenses they incurred in connection with such transactions. Of the total legal fees incurred, $0.1 million of the legal fees were recorded during the first quarter of 2015 and the $4.9 million was incurred during the year ended December 31, 2014. For further information on additional related party transactions the Company entered into as a result of the Reorganization, see the caption Initial Public Offering and Reorganization included in Note 1, Description of Business and Summary of Significant Accounting Policies.

On November 20, 2014, InfraREIT, Inc. borrowed $1.0 million from HCI pursuant to a promissory note. The note accrued interest at 2.5% per year and was due on November 1, 2015. This note and accrued interest were repaid in February 2015 with proceeds from the IPO for a total of $1.0 million.

Effective January 15, 2015, the Company sold all the assets related to the Cross Valley transmission line (Cross Valley Project) to a newly formed development company owned by Hunt and certain of the Company’s pre-IPO investors for cash of $34.2 million, which equaled the CWIP of the project on the date of sale, plus reimbursement of out of pocket expenses associated with the project financing. Also on January 15, 2015, the Company sold all the assets related to the Golden Spread Electric Cooperative interconnection (Golden Spread Project) to Hunt for cash of $7.0 million, which equaled the CWIP of the project on the date of sale. These projects are projects to which the Company has a right of first offer under the Company’s development agreement with Hunt Transmission Services, L.L.C. (Hunt Developer).

3.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

	For the Years Ended December 31,
(In thousands)	2016	2015
Electric plant:
Transmission plant	$1,203,164	$1,080,050
Distribution plant	575,648	457,988
General plant	15,959	15,655
Total plant in service	1,794,771	1,553,693
CWIP	107,189	121,602
Total electric plant	1,901,960	1,675,295
Accumulated depreciation	(261,140)	(240,764)
Electric plant, net	$1,640,820	$1,434,531

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various transmission and distribution projects underway. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $27.7 million and $28.6 million at December 31, 2016 and 2015, respectively.

4.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. The Company conducts an impairment test of goodwill at least annually. The Company’s 2016 impairment test did not result in an impairment charge. As of December 31, 2016 and 2015, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

5.	Other Assets

Other assets are as follows:

	December 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(397)	$570	$967	$(204)	$763
Other regulatory assets:
Deferred financing costs	27,761	(16,997)	10,764	27,112	(13,208)	13,904
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets, net	51,554	(16,997)	34,557	50,905	(13,208)	37,697
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$55,040	$(17,394)	$37,646	$54,391	$(13,412)	$40,979

Deferred financing costs on undrawn revolver consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility, see Note 6, Borrowings Under Credit Facilities.

Other regulatory assets consist of deferred financing costs within the Company’s regulated subsidiary. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs will be included in the costs to be recovered in connection with a future rate case. Deferred financing costs included in other regulatory assets primarily consist of debt issuance costs incurred in connection with the construction term loan agreement entered into in 2011 by SPLLC, which was at the time one of the Company’s subsidiaries; refinancing costs incurred in connection with the amended and restated revolving credit facility entered into by SDTS in 2013; refinancing costs incurred to amend and restate the SDTS credit facility in order to increase the revolving credit facility to a total of $250.0 million in 2014; and financing costs incurred in connection with SDTS’s senior secured notes, series A and series B in December 2015 and January 2016. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt.

Deferred costs recoverable in future years of $23.8 million at December 31, 2016 and 2015 represent operating costs incurred from inception of Sharyland through 2007. Recovery of these costs has been requested in the December Rate Case Filing. The Company has determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent. See Note 10, Regulatory Matters for additional information on the December Rate Case Filing.

In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock), the Company received a participation in the National Rural Utilities Cooperative Finance Corporation (NRUCFC). The Company accounts for this investment under the cost method of accounting. The Company believes that the investment is not impaired at December 31, 2016 and 2015.

6.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facilities

In 2014, InfraREIT LP entered into a credit agreement that established a revolving credit facility of $130.0 million that included a letter of credit facility. In December 2014, the credit facility was repaid and terminated using proceeds from InfraREIT LP’s $75.0 million credit facility and SDTS’s amended credit agreement entered into in December 2014, as discussed below.

In December 2014, InfraREIT LP entered into a $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by certain assets of InfraREIT LP, including accounts and other personal property, and is guaranteed by the Company and Transmission and Distribution Company, L.L.C. (TDC), with the TDC guarantee secured by the assets of, and InfraREIT LP’s equity interests in, TDC on materially the same basis as TDC’s senior secured notes described below in Note 7, Long-Term Debt.

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

As of December 31, 2016 and 2015, there were no borrowings or letters of credit outstanding and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of December 31, 2016 and 2015, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facilities

In 2013, SDTS entered into a second amended and restated credit agreement led by Royal Bank of Canada, as administrative agent, which established a revolving credit facility of $75.0 million including a letter of credit facility. In December 2014, SDTS entered into the third amended and restated credit agreement increasing the borrowing capacity up to $250.0 million with a maturity date of December 10, 2019. Up to $25.0 million of the revolving credit facility is available for issuance of letters of credit, and up to $5.0 million of the revolving facility is available for swingline loans. The revolving credit facility is secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s various senior secured note obligations described in Note 7, Long-Term Debt.

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

As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50%, no letters of credit outstanding and $112.5 million of remaining borrowing capacity available under this revolving credit facility. As of December 31, 2015, SDTS had $54.0 million of borrowings outstanding at a weighted average interest rate of 2.05% with no letters of credit outstanding and $196.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2016 and 2015, SDTS was in compliance with all debt covenants under the credit agreement.

The credit agreements require InfraREIT LP and SDTS to comply with customary covenants for facilities of this type, including: debt to capitalization ratios, debt service coverage ratios, limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The debt to capitalization ratio on the SDTS credit facility is calculated on a combined basis with Sharyland. The credit agreements also contain restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs under either facility and is continuing, the lenders may accelerate amounts due under such revolving credit facility.

7.	Long-Term Debt

Long-term debt consisted of the following:

		December 31, 2016		December 31, 2015
(In thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$17,500	8.50%	$18,750	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	—	N/A
Senior secured notes - $53.5 million	December 30, 2029	42,600	7.25%	44,512	7.25%
Senior secured notes - $110.0 million	September 30, 2030	97,366	6.47%	101,627	6.47%
Total SDTS debt		699,966		606,139
Total long-term debt		717,466		624,889
Less unamortized deferred financing costs		(129)		(161)
Total long-term debt, less deferred financing costs		717,337		624,728
Less current portion of long-term debt		(7,849)		(7,423)
Debt classified as long-term debt, less deferred financing costs		$709,488		$617,305

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 6, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million and $0.2 million as of December 31, 2016 and 2015, respectively. These costs were reclassified from other assets to long-term debt, less deferred financing costs on the Consolidated Balance Sheets in accordance with new accounting guidance adopted January 1, 2016, see Note 1, Description of Business and Summary of Significant Accounting Policies.

In 2011, SPLLC entered into a construction term loan agreement and issued senior secured notes to The Prudential Insurance Company of America and affiliates (2011 Notes). The construction term loan was converted into a term loan with a balance of $407.0 million in 2014. After this conversion, interest accrued at LIBOR plus 2.25%. Interest under the term loan was payable the last day of the selected interest period for interest periods of three months or less, and every three months for interest periods greater than three months. Amortized principal amounts of the term loan were payable quarterly after the conversion. In 2015, the outstanding principal and interest on the term loan were paid in full with proceeds from the SDTS Series A Notes.

The 2011 Notes have a principal balance of $60.0 million which is due in full on June 20, 2018. Interest is payable quarterly at an interest rate of 5.04% per annum. The 2011 Notes do not provide for any principal payments until maturity. The 2011Notes were assumed by SDTS in connection with the SDTS Merger in 2015.

In December 2015, SDTS issued $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025, and in January 2016 issued an additional $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes were issued through a private placement conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act) and bear interest at a rate of 3.86 % per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July.

In 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes). Principal and interest on these senior secured notes are payable quarterly.

In 2010, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes). Principal and interest on these senior secured notes are payable quarterly.

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The agreements governing the senior secured notes contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitation on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of December 31, 2016 and 2015, SDTS and TDC were in compliance with all debt covenants under the applicable agreements.

SDTS’s Series A Notes, Series B Notes, 2009 Notes, 2010 Notes and 2011 Notes are secured by substantially all of SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 6, Borrowings Under Credit Facilities.

The senior secured notes of TDC and SDTS are subject to customary events of default. If an event of default occurs with respect to the notes and is continuing, the lenders may accelerate the applicable amounts due.

Future maturities of long-term debt are as follows for the years ending December 31:

(In thousands)	Total
2017	$7,849
2018	68,305
2019	8,792
2020	21,813
2021	8,621
Thereafter	602,086
Total	$717,466

8.	Derivative Instruments

SPLLC participated in an interest rate swap agreement designated as a cash flow hedge against variable interest rate exposure on a portion of the construction term loan. The Company has not entered into any new derivative instruments since the termination of this swap agreement in June 2014. There were no notional amounts as of December 31, 2014 related to the swap agreement.

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

The Company reclassified $0.9 million related to the swap agreement, included in other comprehensive income, during the year ended December 31, 2014 to interest expense, net on the Consolidated Statements of Operations. The Company did not reclassify any amounts related to the swap agreement to interest expense, net during the years ended December 31, 2016 and 2015.

9.	Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

The Company had borrowings totaling $717.5 million and $624.9 million under senior secured notes with a weighted average interest rate of 4.6% and 4.8% per annum as of December 31, 2016 and 2015, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
December 31, 2016
Long-term debt	$717,466	$—	$758,415	$—
December 31, 2015
Long-term debt	$624,889	$—	$657,270	$—

10.	Regulatory Matters

Regulatory Liability

The Company’s regulatory liability is established through depreciation rates related to cost of removal and represents amounts that the Company expects to incur in the future. As of December 31, 2016 and 2015, the Company recorded on the Consolidated Balance Sheets as a long-term liability $21.0 million and $10.6 million, respectively, net of actual removal costs incurred.

Rate Case Filing

On April 29, 2016, Sharyland filed a system-wide rate proceeding with the PUCT to update its rates (April Rate Case Filing). Pursuant to a restructuring order issued by the PUCT in 2008 allowing the Company to utilize a REIT structure (2008 Restructuring Order), the April Rate Case Filing was prepared using the audited books and records of both Sharyland and SDTS and proposed rates to be set on a combined basis. However, as a result of a preliminary order issued by the PUCT in October 2016 (Preliminary Order), Sharyland and SDTS filed an amended rate case on December 30, 2016 with the PUCT (December Rate Case Filing) which supersedes the April Rate Case Filing and requests:

•	PUCT approval of a tariff establishing terms and conditions for the leases between Sharyland and SDTS, including rent rates that SDTS will charge Sharyland under the leases;
•	the PUCT to issue SDTS its own certificate of convenience and necessity; and
•	new system-wide rates for Sharyland’s system.

Sharyland and SDTS have requested the following rate case metrics, among others:

•	allowed return on equity of 10%;
•	maintain the capital structure of 55% debt to 45% equity; and
•	reduce the cost of debt to 4.97%, down from 6.73%.

Consistent with the Preliminary Order, SDTS and Sharyland proposed to replace their five existing lease agreements with two new leases, one for transmission assets and one for distribution assets. Each of the leases, if approved by the PUCT, will be executed upon the effectiveness of the rate case and will have a four year term. Sharyland will continue to have operational control over the Company’s T&D assets and will remain primarily responsible for regulatory compliance and reporting requirements related to the Company’s T&D assets on behalf of and with cooperation with SDTS. Further, the Company will continue to be responsible for funding footprint project capital expenditures that are included in the capital expenditure budgets that Sharyland provides on a rolling three year basis, which will be subject to the Company’s approval. Sharyland will remain responsible for funding repair expenditures.

The proposed lease payments will include both base and percentage rent as established by the PUCT. Base rent under the leases is a fixed amount. Percentage rent will be an annual amount equal to the percentage (percentage rent rate) of gross revenues collected by Sharyland during the year, subject to certain adjustments as described in the leases, in excess of applicable annual percentage rent breakpoints.

The transmission lease, as proposed, will have one annual percentage rent breakpoint and one percentage rent rate. The distribution lease, as proposed, will have two annual percentage rent breakpoints and two percentage rent rates. Sharyland will owe percentage rent based on the percentage rent rate on the portion of its adjusted gross revenues in excess of the applicable annual percentage rent breakpoint.

As proposed in the December Rate Case Filing, lease payments under the transmission lease will be updated upon effectiveness of the rate case to give effect to TCOS filings that have been approved by the PUCT after the 2015 test year. The base rent payments will also be updated through TCOS and DCRF filings with the PUCT. These updates will replace the current rent supplements and validation process in the Company’s existing lease structure.

The rent rates that have been proposed in the December Rate Case Filing are based on the premise that the Company, as the owner of regulated T&D assets, should receive most of the regulated return on its invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and remain financially stable.

The PUCT’s existing tariff construct does not contemplate the use of a lessor/lessee structure and therefore does not provide a mechanism for updating an asset company’s rates to account for load growth in its tenant’s distribution service territories. Accordingly, we and Sharyland have developed a proposed solution (Transition Payment Agreement) that is intended to allocate the growth in Sharyland’s distribution revenues as additional assets are placed in service after the 2015 test year between TDC, as the unregulated parent company of SDTS, and an unregulated parent company of Sharyland. The Transition Payment Agreement will provide the Company the opportunity to realize an additional portion of Sharyland’s revenue growth to mitigate the regulatory lag on the Company’s assets placed in service between rate cases, similar to the opportunity that integrated utilities enjoy. The Company expects the payments under the Transition Payment Agreement, which will be executed upon the conclusion of the rate case, to be based on a variety of factors, including Sharyland’s distribution revenue growth and the amount of distribution assets placed in service. Without the Transition Payment Agreement in place, the Company would be subject to considerable regulatory lag related to its distribution assets and, accordingly, the potential for reduced revenue related to the Company’s incremental distribution capital expenditures.

The initial hearings for the rate case are currently scheduled for March 29 to April 7, 2017 with an anticipated conclusion of the rate case during the third quarter of 2017. Although there is a current timeline for the rate case and proposal for regulating the leases between SDTS and Sharyland, the ultimate timing and outcome of the rate case are uncertain.

11.	Commitments and Contingencies

SDTS and Sharyland filed an amended rate case application and rate case filing package with the PUCT on December 30, 2016. For further information regarding the rate case, see Note 10, Regulatory Matters.

In addition, from time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcome of any such legal proceedings, the Company does not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or results of operations, liquidity and cash flows.

12.	Equity

On January 12, 2015, InfraREIT, Inc. amended its charter to increase the number of authorized shares of common stock from 3,000 to 450,000,000. In addition, the par value of the Company’s common stock was reduced from $1 per share to $0.01 per share. Both the authorized number of shares of common stock and the par value were unaffected by the Merger or Reorganization.

The Company and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $1.00, $1.075 and $0.31 per share during the years ended December 31, 2016, 2015 and 2014, respectively. The Company paid a total of $59.1 million and $61.6 million in dividends and distributions during the years ended December 31, 2016 and 2015, respectively. There were no dividends or distributions paid during the year ended December 31, 2014.

For federal income tax purposes, the dividends declared in 2016, 2015 and 2014 were classified as ordinary income.

The Company is required to distribute at least 90% of its taxable income (excluding net capital gains) to maintain its status as a REIT. Management believes that the Company has distributed at least 100% of its taxable income.

13.	Accumulated Other Comprehensive Loss

There were no changes in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015. Changes in accumulated other comprehensive loss for the year ended December 31, 2014 associated with the interest rate swap designated as a cash flow hedge were as follows:

(In thousands)	Accumulated Other Comprehensive Loss Attributable to InfraREIT, Inc.	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interest	Total Accumulated Other Comprehensive Loss
Year Ended December 31, 2014
Other comprehensive loss before reclassifications	$(77)	$28	$(49)
Amounts reclassified from accumulated other comprehensive loss	687	206	893
Net period other comprehensive loss	$610	$234	$844

14.	Noncontrolling Interest

The Company presents as a noncontrolling interest the portion of any equity in entities that it controls and consolidates but does not own. Generally, Common OP Units of the Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the Common OP Units held by such limited partner. At the Company’s option, it may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. Prior to the cancellation of all outstanding Class A OP Units, these units also participated in net income allocations and distributions and had the same redemption rights. As of December 31, 2016 and 2015, there were a total of 16.9 million and 17.0 million OP Units, respectively, held by the limited partners of the Operating Partnership.

On May 1, 2014, the limited partnership agreement of InfraREIT LP was amended in order to incorporate a long-term incentive plan and InfraREIT LP issued 11,264 related OP Units (pre-IPO LTIP Units) to independent non-voting members of the InfraREIT, L.L.C. board of directors as part of their compensation. During the years ended December 31, 2016 and 2015, an aggregate of 29,722 and 28,000 LTIP Units, respectively, were issued by the Operating Partnership to members of the Company’s board of directors. For additional information, refer to Note 17, Share-Based Compensation.

The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, the Company has determined that the Common OP Units meet the requirements to be classified as permanent equity. The Company redeemed 186,496 Common OP Units with the issuance of 186,496 shares of common stock during the year ended December 31, 2016. During the year ended December 31, 2015, the Company did not redeem any OP Units other than, in connection with the Reorganization: (1) 1,551,878 Class A OP Units held by Hunt-InfraREIT, which were exchanged with InfraREIT, Inc. for 1,551,878 shares of common stock of InfraREIT, Inc. and (2) 6,242,999 Class A OP Units in exchange for the assignment of a promissory note in the principal amount of $66.5 million. The Operating Partnership did not redeem any OP Units during the year ended December 31, 2014.

15.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of common stock of InfraREIT, Inc. or common shares of InfraREIT, L.L.C., as applicable, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the years ended December 31, 2016, 2015 and 2014.

Earnings per share are calculated as follows:

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$49,954	$13,267	$22,898
Weighted average common shares outstanding	43,668	42,983	35,053
Basic net income per share	$1.14	$0.31	$0.65
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$49,954	$13,267	$22,898
Weighted average common shares outstanding	43,668	42,983	35,053
Redemption of Operating Partnership units	—	—	—
Weighted average dilutive shares outstanding	43,668	42,983	35,053
Diluted net income per share	$1.14	$0.31	$0.65
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$19,347	$6,664	$6,882
Redemption of Operating Partnership units	16,968	16,232	10,578

16.	Leases

The following table shows the composition of the Company’s lease revenue:

	Years Ended December 31,
(In thousands)	2016	2015	2014
Base rent (straight-line)	$145,030	$125,669	$106,746
Percentage rent	27,069	25,534	27,669
Total lease revenue	$172,099	$151,203	$134,415

SDTS has entered into various leases with Sharyland for all the Company’s placed in service T&D assets. The master lease agreements, as amended, expire at various dates from December 31, 2017 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints). The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 37% to a low of 23%. The percentage rent rate for 2017 through the expiration of the leases ranges from a 23% to 31%. Because an annual specified breakpoint must be met under the leases before the Company can recognize any percentage rent, the Company anticipates that revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

Future minimum rent revenue expected in accordance with these lease agreements is as follows for the years ending December 31:

(In thousands)	Total
2017	$163,057
2018	86,094
2019	84,163
2020	70,552
2021	8,528
Thereafter	4,413
Total	$416,807

For information related to the Company’s proposed new leases, which, if approved by the PUCT will replace the Company’s five existing leases, see Note 10, Regulatory Matters.

17.	Share-Based Compensation

InfraREIT, Inc. 2015 Equity Incentive Plan

The Company’s pre-IPO board of directors adopted the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) which permits the Company to provide equity based compensation to certain personnel who provide services to the Company, Hunt Manager or an affiliate of either, in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, stock units, performance based awards, unrestricted stock, LTIP Units and other equity based awards up to an aggregate of 375,000 shares. The 2015 Equity Incentive Plan provides, among other things, that no participant in the plan will be permitted to acquire, or will have any right to acquire, shares thereunder if such acquisition would be prohibited by the ownership limits contained in the Company’s charter or bylaws or would impair the Company’s status as a REIT. As of December 31, 2016, 296,986 shares were reserved for issuance under the 2015 Equity Incentive Plan.

The Company currently utilizes the 2015 Equity Incentive Plan primarily to compensate the non-employee directors for their service on the Company’s board of directors. In January 2016, the Operating Partnership issued an aggregate of 29,722 LTIP Units to members of the Company’s board of directors with a grant date fair value of $18.58 per LTIP Unit and an aggregate fair value of $0.6 million with all LTIP Units fully vested in January 2017. In February 2015, an aggregate of 28,000 LTIP Units were issued by the Operating Partnership with a grant date fair value of $26.41 per share and an aggregate fair value of $0.7 million to members of the Company’s board of directors which fully vested in February 2016.

As part of the Company’s board of directors’ quarterly compensation, each non-executive director can, subject to certain exceptions, elect to receive part of their compensation in InfraREIT common stock instead of cash with full vesting upon issuance. During 2016, certain directors elected to receive their compensation in InfraREIT common stock. In January 2016, 4,735 shares of common stock were issued to members of the board of directors with a grant date value of $18.58 per common share and an aggregate fair value of $0.1 million. In April 2016, 5,497 shares of common stock were issued to members of the board of directors with a grant date fair value of $16.81 per common share and an aggregate fair value of $0.1 million. In July 2016, 5,248 shares of common stock were issued to members of the board of directors with a grant date fair value of $17.58 per common share and an aggregate fair value of $0.1 million. In October 2016, 4,812 shares of common stock were issued to members of the board of directors with a grant date fair value of $17.84 per common share and an aggregate fair value of $0.1 million.

The compensation expense, which represents the fair value of the stock measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2016 and 2015, $1.0 million and $0.7 million was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. There was no unamortized compensation expense related to these grants at December 31, 2016.

InfraREIT, Inc. Non-Qualified 2015 Employee Stock Purchase Plan

The Company adopted the InfraREIT, Inc. Non-Qualified Employee Stock Purchase Plan (ESPP) that will allow employees of Hunt Manager or its affiliates whose principal duties include the management and operation of the Company’s business to purchase shares of the Company’s common stock at a discount. Pursuant to the management agreement, Hunt Manager is obligated to fund all the costs associated with the ESPP, including the funds necessary to purchase shares of the Company’s common stock in the open market pursuant to the plan. A total of 250,000 shares of common stock are reserved for sale and authorized for issuance under the ESPP. As of December 31, 2016, no shares have been purchased or offered for purchase under the ESPP.

Other Stock-Based Compensation

During May 2014, 11,264 pre-IPO LTIP Units were issued with an aggregate intrinsic value of $0.1 million with $0.1 million of compensation expense recognized in general and administrative expense during the year ended December 31, 2014.

18.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
(In thousands)	2016	2015	2014
Supplemental cash flow information
Cash paid during the period for interest	$33,972	$25,850	$29,981
Cash (received) paid during the period for taxes	—	(31)	75
Non-cash investing and financing activities
Non-cash right of way additions to electric plant	—	—	337
Change in accrued additions to electric plant	4,113	6,942	20,633
Allowance for funds used during construction - debt	3,142	1,767	1,635
Net non-cash equity issuances related to the Merger and Reorganization	—	97,193	—
Net non-cash noncontrolling equity issuances related to the Merger and Reorganization	—	119,607	—
Redemption of operating partnership units for common stock	3,277	—	—
Non-cash noncontrolling interest equity issuances	—	755	4,648
Dividends and distributions payable	15,161	13,634	14,130

19.	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31 follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2016
Lease revenue	$33,665	$33,785	$49,419	$55,230	$172,099
General and administrative expense	(5,545)	(4,980)	(5,336)	(5,991)	(21,852)
Depreciation	(11,074)	(11,410)	(11,828)	(12,392)	(46,704)
Interest expense, net	(8,842)	(9,055)	(9,379)	(9,644)	(36,920)
Other income	759	1,137	1,024	861	3,781
Income tax expense	(186)	(293)	(299)	(325)	(1,103)
Net income	8,777	9,184	23,601	27,739	69,301
Less: Net income attributable to noncontrolling interest	2,462	2,576	6,560	7,749	19,347
Net income attributable to InfraREIT, Inc.	$6,315	$6,608	$17,041	$19,990	$49,954
Basic EPS	$0.14	$0.15	$0.39	$0.46	$1.14
Diluted EPS	$0.14	$0.15	$0.39	$0.46	$1.14
2015
Lease revenue	$29,372	$29,458	$41,452	$50,921	$151,203
General and administrative expense	(48,733)	(4,728)	(5,504)	(5,641)	(64,606)
Depreciation	(9,508)	(9,671)	(10,259)	(10,773)	(40,211)
Interest expense, net	(7,422)	(6,939)	(6,723)	(7,470)	(28,554)
Other income	626	847	707	868	3,048
Income tax expense	(208)	(124)	(243)	(374)	(949)
Net (loss) income	(35,873)	8,843	19,430	27,531	19,931
Less: Net (loss) income attributable to noncontrolling interest	(9,000)	2,481	5,458	7,725	6,664
Net (loss) income attributable to InfraREIT, Inc.	$(26,873)	$6,362	$13,972	$19,806	$13,267
Basic EPS	$(0.65)	$0.15	$0.32	$0.45	$0.31
Diluted EPS	$(0.65)	$0.15	$0.32	$0.45	$0.31

(1)

Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

20.	Subsequent Events

On January 3, 2017, the Company issued an aggregate of 31,633 LTIP Units to members of the Company’s board of directors with a grant date fair value of $18.02 per LTIP Unit and a fair value of $0.6 million. The LTIP Units are scheduled to vest in January 2018, subject to continued service.

On February 27, 2017, the Company’s board of directors declared a quarterly dividend of $0.25 per share of common stock, or $1.00 per share on an annualized basis, payable on April 20, 2017 to holders of record as of March 31, 2017. The Company’s board of directors also authorized the Operating Partnership to make a distribution of $0.25 per OP Unit to the partners in the Operating Partnership, which includes affiliates of Hunt.

InfraREIT, Inc.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands)

Description (1)	Encumbrances	Initial Cost to Company (2)	Cost Subsequent to Acquisition		Gross Amount Carried at Period Close (3)	Accumulated Depreciation	Date of Construction (4)	Date Acquired	Depreciation Life in Latest Income Statements is Computed (5)
		Electric Plant	Improvements	Carrying Cost	Electric Plant Total
S/B/C assets	$391,736	$901,636	$—	$—	$901,636	$(134,121)	(4)	(4)	(5)
McAllen assets	67,242	157,124	—	—	157,124	(25,379)	(4)	(4)	(5)
CREZ assets	329,680	685,954	—	—	685,954	(40,023)	(4)	(4)	(5)
Stanton Transmission Loop assets	16,578	92,318	—	—	92,318	(59,837)	(4)	(4)	(5)
ERCOT Transmission assets	32,230	64,928	—	—	64,928	(1,780)	(4)	(4)	(5)

(1)	Asset descriptions correspond to asset groups under individual leases.
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

InfraREIT, Inc.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

FIXED ASSET RECONCILATION

(In thousands)

	December 31,
	2016	2015
Electric plant
Beginning balance	$1,675,295	$1,447,247
Additions	239,154	235,263
Retirements	(12,489)	(7,215)	(1)
Ending balance	1,901,960	1,675,295
Accumulated depreciation
Beginning balance	240,764	220,101
Depreciation expense	46,704	40,211
Retirements	(12,489)	(7,215)	(1)
Cost of removal	(13,839)	(12,333)
Ending balance	261,140	240,764
Electric plant, net	$1,640,820	$1,434,531

(1)

Retirements are shown net of the accumulated depreciation related to the assets that were classified as electric plant held for future use and placed in service as transmission assets during August 2015.