Form 10-Q
period 2017-03-31
InfraREIT, Inc.
filed 2017-05-04
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36822

InfraREIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	75-2952822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1807 Ross Avenue, 4th Floor, Dallas, Texas 75201	c/o InfraREIT, Inc. 1900 North Akard Street Dallas, Texas 75201
(Address of Principal Executive Offices, Including Zip Code)	(Mailing Address, Including Zip Code)

(214) 855-6700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 1, 2017, 43,778,490 shares of common stock were issued and outstanding.

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

rate base

calculated as our gross electric plant in service under generally accepted accounting principles in the United States of America, which is the aggregate amount of our total cash expenditures used to construct such assets plus AFUDC, less accumulated depreciation, and adjusted for accumulated deferred income taxes

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

FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (we or Company) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures, infrastructure programs and estimated distributions to our stockholders.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, the assumptions and estimates underlying the forward-looking statements included in this document are inherently uncertain and are subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in this document. Accordingly, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document, and you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

decisions by regulators or changes in governmental policies or regulations with respect to our organizational structure, lease arrangements, capitalization, acquisitions and dispositions of assets, recovery of investments, our authorized rate of return and other regulatory parameters;

•	our current reliance on our tenant for all our revenues and, as a result, our dependence on our tenant’s solvency and financial and operating performance;
•	the effects of existing and future tax and other laws and governmental regulations;
•	our failure to qualify or maintain our status as a real estate investment trust (REIT) or changes in the tax laws applicable to REITs;
•	the amount of available investment to grow our rate base;
•	insufficient cash available to meet distribution requirements;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	cyber breaches, weather conditions or other natural phenomena;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC or other qualified personnel;
•	adverse economic developments in the electric power industry or in business conditions generally; and
•	certain other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

For the above reasons, there can be no assurance that any forward-looking statements included herein will prove to be indicative of our future performance or that actual results will not differ materially from those presented. In no event should the inclusion of forward-looking information in this document be regarded as a representation by any person that the results contained in such forward-looking information will be achieved.

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2017.

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,617	$17,612
Restricted cash	1,682	1,682
Due from affiliates	27,058	32,554
Inventory	7,229	7,276
Prepaids and other current assets	1,447	726
Total current assets	40,033	59,850
Electric Plant, net	1,675,221	1,640,820
Goodwill	138,384	138,384
Other Assets	36,650	37,646
Total Assets	$1,890,288	$1,876,700
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$29,124	$37,372
Short-term borrowings	162,000	137,500
Current portion of long-term debt	7,960	7,849
Dividends and distributions payable	15,169	15,161
Accrued taxes	4,659	4,415
Total current liabilities	218,912	202,297
Long-Term Debt, Less Deferred Financing Costs	707,464	709,488
Regulatory Liability	24,013	21,004
Total liabilities	950,389	932,789
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,775,383 and 43,772,283 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	438	438
Additional paid-in capital	705,900	705,845
Accumulated deficit	(21,238)	(18,243)
Total InfraREIT, Inc. equity	685,100	688,040
Noncontrolling interest	254,799	255,871
Total equity	939,899	943,911
Total Liabilities and Equity	$1,890,288	$1,876,700

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Lease revenue	$39,624	$33,665
Operating costs and expenses
General and administrative expense	5,981	5,545
Depreciation	12,687	11,074
Total operating costs and expenses	18,668	16,619
Income from operations	20,956	17,046
Other (expense) income
Interest expense, net	(9,698)	(8,842)
Other income, net	3	759
Total other expense	(9,695)	(8,083)
Income before income taxes	11,261	8,963
Income tax expense	244	186
Net income	11,017	8,777
Less: Net income attributable to noncontrolling interest	3,068	2,462
Net income attributable to InfraREIT, Inc.	$7,949	$6,315
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.18	$0.14
Diluted	$0.18	$0.14
Cash dividends declared per common share	$0.25	$0.25

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$11,017	$8,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,687	11,074
Amortization of deferred financing costs	1,004	1,003
Allowance for funds used during construction - other funds	—	(759)
Equity based compensation	140	292
Changes in assets and liabilities:
Due from affiliates	5,496	5,638
Inventory	47	(143)
Prepaids and other current assets	(721)	(829)
Accounts payable and accrued liabilities	140	7,487
Net cash provided by operating activities	29,810	32,540
Cash flows from investing activities
Additions to electric plant	(52,223)	(58,495)
Net cash used in investing activities	(52,223)	(58,495)
Cash flows from financing activities
Proceeds from short-term borrowings	34,000	—
Repayments of short-term borrowings	(9,500)	(54,000)
Proceeds from borrowings of long-term debt	—	100,000
Repayments of long-term debt	(1,921)	(1,817)
Deferred financing costs	—	(649)
Dividends and distributions paid	(15,161)	(13,634)
Net cash provided by financing activities	7,418	29,900
Net (decrease) increase in cash and cash equivalents	(14,995)	3,945
Cash and cash equivalents at beginning of period	17,612	9,471
Cash and cash equivalents at end of period	$2,617	$13,416

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

Basis of Presentation

InfraREIT, Inc. is a Maryland corporation, which may be referred to in these financial statements as the “Company,” “we,” “us” and “our.” These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2017.

We held 72.1% of the outstanding partnership units (OP Units) in InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of March 31, 2017 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. Hunt Consolidated, Inc. (HCI) affiliates, current or former employees and members of our board of directors held the other 27.9% of the outstanding OP Units as of March 31, 2017.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for periods beginning after December 15, 2018 with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the new guidance and the extent of the impact this standard may have on our financial position, results of operations and cash flows.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 203): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force). ASU 2016-18 adds to or clarifies current guidance on the classification and presentation of restricted cash in the statement of cash flows. The new guidance requires entities to include in its cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The guidance does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for periods beginning after December 15, 2017 with early adoption permitted. If an entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet adopted the new guidance, but it will affect our Consolidated Statement of Cash Flows for the presentation of restricted cash.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods and services. As part of this guidance, lease transactions have been excluded from the requirements of this standard. As such, this guidance will not apply to us unless certain lease criteria are present; therefore, the new guidance should have a minimal, if any, impact on our financial position, results of operations and cash flows.

2.	Related Party Transactions

Our subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS), leases all our electric transmission and distribution assets (T&D assets) through several lease agreements to Sharyland Utilities, L.P. (Sharyland), a Texas based utility and our sole tenant. Under the leases, we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or distribution projects primarily situated within our distribution service territory, or that physically hang from our existing transmission assets or that are physically located within one of our substations.

We earned lease revenues from Sharyland under these agreements of $39.6 million and $33.7 million during the three months ended March 31, 2017 and 2016, respectively. In connection with our leases with Sharyland, we recorded a deferred rent liability of $16.5 million and $15.6 million as of March 31, 2017 and December 31, 2016, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our T&D assets. For the three months ended March 31, 2017 and 2016, the net amount of payments we made to Sharyland was $52.2 million and $58.2 million, respectively.

As of March 31, 2017 and December 31, 2016, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $4.8 million and $13.7 million, respectively, related to amounts owed to Sharyland. As of March 31, 2017 and December 31, 2016, amounts due from affiliates on the Consolidated Balance Sheets included $27.1 million and $32.6 million, respectively, related to amounts owed by Sharyland associated with our leases.

The management fee paid to Hunt Utility Services, LLC (Hunt Manager) for the three months ended March 31, 2017 and 2016 was $7.0 million and $3.3 million, respectively. As of December 31, 2016, there was $3.5 million accrued associated with management fees on the Consolidated Balance Sheets. There were no prepaid or accrued amounts associated with the management fees on the Consolidated Balance Sheets as of March 31, 2017. Additionally, during each of the three months ended March 31, 2017 and 2016, we paid Hunt Manager less than $0.1 million for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

Our management agreement with Hunt Manager provided for an annual base fee, or management fee, of $13.1 million from April 1, 2015 through March 31, 2016. Effective as of April 1, 2016, the annual base fee was automatically adjusted to $14.0 million annually through March 31, 2017. Effective as of April 1, 2017, the annual base fee was automatically adjusted to $14.2 million annually through March 31, 2018. The base fee for each twelve month period beginning each April 1 thereafter will equal 1.50% of our total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. The term of the management agreement expires December 31, 2019, and will automatically renew for successive five year terms unless a majority of our independent directors decides to terminate the agreement.

3.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	March 31, 2017	December 31, 2016
Electric plant:
Transmission plant	$1,222,769	$1,203,164
Distribution plant	597,707	575,648
General plant	15,958	15,959
Total plant in service	1,836,434	1,794,771
Construction work in progress	107,900	107,189
Total electric plant	1,944,334	1,901,960
Accumulated depreciation	(269,113)	(261,140)
Electric plant, net	$1,675,221	$1,640,820

General plant consists primarily of a warehouse, buildings and associated assets. Construction work in progress (CWIP) relates to various transmission and distribution projects underway. The amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $27.4 million and $27.7 million as of March 31, 2017 and December 31, 2016, respectively.

4.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of March 31, 2017 and December 31, 2016, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

5.	Other Assets

Other assets are as follows:

	March 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(446)	$521	$967	$(397)	$570
Other regulatory assets:
Deferred financing costs	27,761	(17,944)	9,817	27,761	(16,997)	10,764
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets	51,554	(17,944)	33,610	51,554	(16,997)	34,557
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$55,040	$(18,390)	$36,650	$55,040	$(17,394)	$37,646

Deferred financing costs on undrawn revolver consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility, see Note 6, Borrowings Under Credit Facilities.

Other regulatory assets consist of deferred financing costs within our regulated subsidiary, SDTS. The deferred financing costs primarily consist of debt issuance costs incurred in connection with the construction of our T&D assets or the refinancing of related debt. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs are recovered through rates established in our rate cases.

Deferred costs recoverable in future years of $23.8 million as of March 31, 2017 and December 31, 2016 represent operating costs incurred from inception of Sharyland through 2007. Recovery of these costs has been requested in the amended rate case application and rate filing packages filed with the Public Utility Commission of Texas (PUCT) by Sharyland and SDTS on December 30, 2016 (December Rate Case Filing). We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent. See Note 9, Regulatory Matters for additional information on the December Rate Case Filing.

In connection with the acquisition of Cap Rock Holding Corporation, we received a participation in the National Rural Cooperative Corporation (NRUCFC). We account for this investment under the cost method of accounting. We believe that the investment is not impaired at March 31, 2017 and December 31, 2016.

6.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facility

In 2014, InfraREIT LP entered into a $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by certain assets of InfraREIT LP, including accounts and other personal property, and is guaranteed by us and Transmission and Distribution Company, L.L.C. (TDC), with the TDC guarantee secured by the assets of, and InfraREIT LP’s equity interests in, TDC on materially the same basis as TDC’s senior secured notes described below in Note 7, Long-Term Debt.

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

As of March 31, 2017 and December 31, 2016, there were no borrowings or letters of credit outstanding and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of March 31, 2017 and December 31, 2016, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

In 2014, SDTS entered into the third amended and restated credit agreement led by Royal Bank of Canada, as administrative agent, with a maturity date of December 10, 2019. The credit agreement contains a revolving credit facility with a borrowing capacity up to $250.0 million with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility is secured by SDTS’s T&D assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s various senior secured note obligations described below in Note 7, Long-Term Debt.

The interest rate for the revolving credit facility is based, at SDTS’s option, at a rate equal to either (1) a base rate, determined as the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus ½ of 1% and (c) LIBOR plus 1.00% per annum, plus a margin of either 0.75% or 1.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis or (2) the one, two, three or six month LIBOR plus a margin of either 1.75% or 2.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis. SDTS is also required to pay a commitment fee and other customary fees under its revolving credit facility. SDTS is entitled to prepay amounts outstanding under the revolving credit facility with no prepayment penalty.

As of March 31, 2017, SDTS had $162.0 million of borrowings outstanding at a weighted average interest rate of 2.72%, no letters of credit outstanding and $88.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50% with no letters of credit outstanding and $112.5 million of borrowing capacity available under this revolving credit facility. As of March 31, 2017 and December 31, 2016, SDTS was in compliance with all debt covenants under the credit agreement.

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

7.	Long-Term Debt

Long-term debt consisted of the following:

		March 31, 2017		December 31, 2016
(In thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$17,188	8.50%	$17,500	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	100,000	3.86%
Senior secured notes - $53.5 million	December 30, 2029	42,100	7.25%	42,600	7.25%
Senior secured notes - $110.0 million	September 30, 2030	96,257	6.47%	97,366	6.47%
Total SDTS debt		698,357		699,966
Total long-term debt		715,545		717,466
Less unamortized deferred financing costs		(121)		(129)
Total long-term debt, less deferred financing costs		715,424		717,337
Less current portion of long-term debt		(7,960)		(7,849)
Debt classified as long-term debt, less deferred financing costs		$707,464		$709,488

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 6, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million as of March 31, 2017 and December 31, 2016.

SDTS has $60.0 million aggregate principal amount of 5.04% per annum senior secured notes issued to The Prudential Insurance Company of America and affiliates in 2011 (2011 Notes). Interest is payable quarterly while no principal payments are due until maturity.

In 2015, SDTS issued $400.0 million in 10 year senior secured notes, series A (Series A Notes), and in 2016 issued an additional $100.0 million in 10 year senior secured notes, series B (Series B Notes). These senior secured notes were issued through a private placement conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July.

In 2009, SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes). Principal and interest on the 2009 Notes are payable quarterly.

In 2010, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes). Principal and interest on the 2010 Notes are payable quarterly.

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes.

The agreements governing the senior secured notes contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of March 31, 2017 and December 31, 2016, SDTS and TDC were in compliance with all debt covenants under the applicable agreements.

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

We had borrowings totaling $715.5 million and $717.5 million under our senior secured notes with a weighted average interest rate of 4.6% per annum as of March 31, 2017 and December 31, 2016, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2017
Long-term debt	$715,545	$—	$753,084	$—
December 31, 2016
Long-term debt	$717,466	$—	$758,415	$—

9.	Regulatory Matters

Regulatory Liability

Our regulatory liability is established through depreciation rates related to cost of removal and represents amounts that we expect to incur in the future. As of March 31, 2017 and December 31, 2016, we recorded on the Consolidated Balance Sheets as a long-term liability $24.0 million and $21.0 million, respectively, net of actual removal costs incurred.

Rate Case Filing

On April 29, 2016, Sharyland filed a system-wide rate proceeding with the PUCT to update its rates (April Rate Case Filing). Pursuant to a restructuring order issued by the PUCT in 2008 allowing us to utilize a REIT structure (2008 Restructuring Order), the April Rate Case Filing was prepared using the audited books and records of both Sharyland and SDTS and proposed rates to be set on a combined basis. However, as a result of a preliminary order issued by the PUCT in October 2016 (Preliminary Order), Sharyland and SDTS filed the December Rate Case Filing on December 30, 2016 with the PUCT which supersedes the April Rate Case Filing. The December Rate Case Filing requests:

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

Consistent with the Preliminary Order, SDTS and Sharyland proposed to replace their five existing lease agreements with two new leases, one for transmission assets and one for distribution assets. Each of the leases, if approved by the PUCT, will be executed upon the effectiveness of the rate case and will have an initial four year term. Sharyland will continue to have operational control over our T&D assets and will remain primarily responsible for regulatory compliance and reporting requirements related to our T&D assets on behalf of and with the cooperation of SDTS. Further, we will continue to be responsible for funding footprint project capital expenditures that are included in the capital expenditure budgets that Sharyland provides on a rolling three year basis, which will be subject to our approval. Sharyland will remain responsible for funding repair expenditures.

The proposed lease payments will include both base and percentage rent as established by the PUCT. Base rent under the leases is a fixed amount. Percentage rent will be an annual amount equal to a specified percentage (percentage rent rate) of gross revenues collected by Sharyland during the year, subject to certain adjustments as described in the leases, in excess of applicable annual percentage rent breakpoints.

The transmission lease, as proposed, will have one annual percentage rent breakpoint and one percentage rent rate. The distribution lease, as proposed, will have two annual percentage rent breakpoints and two percentage rent rates. Sharyland will owe percentage rent based on the applicable percentage rent rate on the portion of its adjusted gross revenues in excess of the applicable annual percentage rent breakpoint.

As proposed in the December Rate Case Filing, lease payments under the transmission lease will be updated upon effectiveness of the rate case to give effect to interim transmission cost of service (TCOS) filings that have been approved by the PUCT after the 2015 test year. The base rent payments will also be updated through TCOS and distribution cost recovery factor (DCRF) filings with the PUCT. These updates will replace the current rent supplements and validation process in our existing lease structure.

The rent rates that have been proposed in the December Rate Case Filing are based on the premise that SDTS, as the owner of regulated T&D assets, should receive most of the regulated return on its invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and remain financially stable.

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

On March 28, 2017, an abatement of the rate case proceeding was granted and the hearing on the merits that was scheduled for March 29 through April 7, 2017 was canceled, pending ongoing settlement negotiations among us and the other parties to the rate case. However, there can be no guarantee that a settlement will be reached or when the abatement may be lifted and, if necessary, the hearings rescheduled; therefore, the ultimate timing and outcome of the rate case cannot be predicted at this time.

10.	Commitments and Contingencies

SDTS and Sharyland filed an amended rate case application and rate case filing package with the PUCT on December 30, 2016. For further information regarding the rate case, see Note 9, Regulatory Matters.

In addition, from time to time, we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcome of any such legal proceedings, we do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

11.	Equity

We and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $0.25 per share during the three months ended March 31, 2017 and 2016. We paid a total of $15.2 million and $13.6 million in dividends and distributions during the three months ended March 31, 2017 and 2016, respectively.

12.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of our Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. As of March 31, 2017 and December 31, 2016, there were a total of 16.9 million OP Units held by the limited partners of the Operating Partnership.

During the three months ended March 31, 2017 and 2016, an aggregate of 31,633 and 29,722 long-term incentive units (LTIP Units), respectively, were issued by our Operating Partnership to members of our board of directors. For additional information, refer to Note 15, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. We redeemed 3,100 OP Units with the issuance of 3,100 shares of common stock during the three months ended March 31, 2017. During the three months ended March 31, 2016, we did not redeem any OP Units.

13.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of our common stock, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three months ended March 31, 2017 and 2016.

Earnings per share are calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$7,949	$6,315
Weighted average common shares outstanding	43,775	43,570
Basic net income per share	$0.18	$0.14
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$7,949	$6,315
Weighted average common shares outstanding	43,775	43,570
Redemption of Operating Partnership units	—	—
Weighted average dilutive shares outstanding	43,775	43,570
Diluted net income per share	$0.18	$0.14
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$3,068	$2,462
Redemption of Operating Partnership units	16,900	17,057

14.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended March 31,
(In thousands)	2017	2016
Base rent (straight-line)	$39,624	$33,665
Percentage rent	—	—
Total lease revenue	$39,624	$33,665

SDTS has entered into various leases with Sharyland for all our placed in service T&D assets. The master lease agreements, as amended, expire at various dates from December 31, 2017 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints). The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 32% to a low of 23%. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

For information related to our proposed new leases, which, if approved by the PUCT will replace our five existing leases, see Note 9, Regulatory Matters.

15.	Share-Based Compensation

We currently utilize the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) primarily to compensate the non-employee directors for their service on our board of directors. In January 2017, we issued an aggregate of 31,633 LTIP Units to members of our board of directors with a grant date fair value of $18.02 per LTIP Unit and an aggregate fair value of $0.6 million. The 31,633 LTIP Units will vest in January 2018, subject to continued service. In January 2016, we issued an aggregate of 4,735 shares of common stock and 29,722 LTIP Units to members of our board of directors with a grant date fair value of $18.58 per common share or LTIP Unit and an aggregate fair value of $0.6 million. The 29,722 LTIP Units vested January 2017, and the 4,735 shares of common stock fully vested upon issuance.

The compensation expense, which represents the fair value of the stock or LTIP Unit measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2017 and 2016, $0.1 million and $0.3 million, respectively, was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. The unamortized compensation expense related to these grants was $0.4 million as of March 31, 2017.

16.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Supplemental cash flow information
Cash paid during the period for interest	$6,418	$4,064
Non-cash investing and financing activities
Change in accrued additions to electric plant	8,876	3,515
Allowance for funds used during construction - debt	815	982
Redemption of operating partnership units for common stock	55	—
Dividends and distributions payable	15,169	15,157

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 and the unaudited consolidated financial statements and related notes beginning on page 5. This Item 2 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Overview

We are engaged in owning and leasing rate-regulated T&D assets in Texas. We are structured as a REIT and lease our T&D assets to Sharyland Utilities, L.P. (Sharyland), a Texas based regulated electric utility. Our assets are located in the Texas Panhandle near Amarillo (CREZ assets), the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste (S/B/C assets) and South Texas near McAllen (McAllen assets). We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.4 billion as of March 31, 2017.

We are externally managed by Hunt Utility Services, LLC (Hunt Manager), subject to the oversight of our board of directors. In exchange for the management services, we pay a management fee to Hunt Manager. All our officers are employees of Hunt Manager.

For a description of our business model and other significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Recent Events

On December 30, 2016, our regulated subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS) and Sharyland filed an amended rate case application and rate filing packages with the PUCT (December Rate Case Filing). On March 28, 2017, an abatement of the rate case proceeding was granted and the hearing on the merits that was scheduled for March 29 through April 7, 2017 was canceled, pending ongoing settlement negotiations among us and the other parties to the rate case. However, there can be no guarantee that a settlement will be reached or when the abatement may be lifted and, if necessary, the hearings rescheduled; therefore, the ultimate timing and outcome of the rate case cannot be predicted at this time. For further information, see the caption Regulatory Matters below.

InfraREIT, Inc. Results of Operations

	Three Months Ended March 31,
(In thousands)	2017	2016
Lease revenue
Base rent	$39,624	$33,665
Percentage rent	—	—
Total lease revenue	39,624	33,665
Operating costs and expenses
General and administrative expense	5,981	5,545
Depreciation	12,687	11,074
Total operating costs and expenses	18,668	16,619
Income from operations	20,956	17,046
Other (expense) income
Interest expense, net	(9,698)	(8,842)
Other income, net	3	759
Total other expense	(9,695)	(8,083)
Income before income taxes	11,261	8,963
Income tax expense	244	186
Net income	11,017	8,777
Less: Net income attributable to noncontrolling interest	3,068	2,462
Net income attributable to InfraREIT, Inc.	$7,949	$6,315

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Lease revenue — Lease revenue, consisting of only base rent, was $39.6 million and $33.7 million for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $5.9 million, or 17.5%. The increase in base rent was driven by the addition of assets under lease. There was no percentage rent recognized during the three months ended March 31, 2017 and 2016 as Sharyland’s year-to-date adjusted gross revenue did not exceed the annual specified breakpoints under our leases. See Note 14, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $6.0 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $0.5 million, or 9.1%. The increase in general and administrative expense between the two periods was primarily driven by an increase of $0.4 million in professional services related to regulatory matters and $0.2 million in management fees owed to Hunt Manager under our management agreement partially offset by a decrease of $0.2 million in stock-based compensation. We anticipate additional expenses will be incurred related to the rate case and related matters throughout the remainder of 2017.

Depreciation — Depreciation expense was $12.7 million and $11.1 million for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $1.6 million, or 14.4%. The increase in depreciation expense was due to additional assets placed in service during 2017 and 2016.

Interest expense, net — Interest expense, net was $9.7 million and $8.8 million during the three months ended March 31, 2017 and 2016, respectively, representing an increase of $0.9 million, or 10.2%. The increase in interest expense, net was due to higher average debt balances during 2017 as compared to 2016. Interest expense was partially offset by $0.8 million of AFUDC on debt in 2017 as compared to $1.0 million of AFUDC on debt in 2016. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was less than $0.1 million and $0.8 million during the three months ended March 31, 2017 and 2016, respectively. The decrease in other income, net was primarily driven by no AFUDC on other funds being recognized in 2017 compared to $0.8 million AFUDC on other funds recognized in 2016. AFUDC on other funds was not recognized during 2017 as the short-term borrowings were in excess of the CWIP balance; therefore, CWIP was financed completely with debt.

Net income — Net income was $11.0 million and $8.8 million during the three months ended March 31, 2017 and 2016, respectively, representing an increase of $2.2 million, or 25.0%. The increase in net income between the two periods was attributable to a $5.9 million increase in lease revenue partially offset by a $1.6 million increase in depreciation expense, $0.9 million increase in interest expense, net and a $0.8 million decrease in other income, net.

Liquidity and Capital Resources

As of March 31, 2017, we had $2.6 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of March 31, 2017, we also had $1.7 million of restricted cash and $163.0 million of unused capacity under our revolving credit facilities.

We use our cash flows from operations and borrowings under our credit facilities to fund current obligations, projected working capital requirements, maturities of long-term debt, budgeted capital spending and the payment of dividends. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2019 without raising proceeds from additional equity offerings. However, if (1) we acquire T&D assets, (2) debt capital is unavailable on favorable terms, or at all, at a time when we would choose to access debt capital markets, (3) the capital expenditure requirements of our business are different than our expectations, (4) our credit metrics are weaker than our targeted levels, (5) the cash flows from operations do not meet our current estimates or (6) any other unexpected factors, such as capitalization or other requirements imposed by the PUCT, were to impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

Management expects that future operating cash flows, along with access to financial markets, will be sufficient to meet any future operating requirements and forecasted capital investment opportunities. As part of our financing strategy, we will periodically issue long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under our revolving credit facilities or refinance other debt. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms, or at all, at a time when we would like, or need, to access those markets, our ability to fund capital expenditures under our leases or to comply with the REIT distribution rules could be adversely affected.

Capital Expenditures

We fund Footprint Projects related to our T&D assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures, cash for additions to electric plant on the Consolidated Statements of Cash Flows, for the three months ended March 31, 2017 and 2016 were $52.2 million and $58.5 million, respectively. On an accrual basis, capital expenditures for the three months ended March 31, 2017 and 2016 were $42.5 million and $54.0 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures due in part to differences in construction costs incurred during the period versus cash paid during the period.

Under the terms of our leases, Sharyland provides a capital expenditure forecast on a rolling three year basis that sets forth anticipated capital expenditures related to our T&D assets during the fall of each year. Sharyland also provides us a quarterly update to determine if any material changes to the budget have been identified. We expect estimated Footprint Projects capital expenditures for the calendar years 2017 through 2019 in the range of $275 million to $500 million as set forth in the table below. We intend to fund these capital expenditures with a mix of debt and cash flows from operations.

	Years Ending December 31,
(In millions)	2017	2018	2019
Total estimated Footprint Projects capital expenditures	$175-240	$75-150	$25-110

In addition to supporting ongoing load growth in our service territories, in recent years we have also made significant capital investments to expand the capacity of our CREZ assets and reinforce, upgrade and expand our T&D assets in our S/B/C service territory in response to rapid demand growth in our West Texas system. Many of these projects are coming to an end during 2017 and 2018 and, as a result, our capital expenditures forecast for 2019 is primarily driven by expectations regarding new generation sources connecting to our assets in the Texas Panhandle and South Plains; ongoing growth in the oil and gas sector in West Texas; and population growth and economic expansion in South Texas. Although we believe the assumptions and estimates underlying our forecast to be reasonable as of the date of this report, they are inherently uncertain and subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause the amount and timing of our capital expenditures to differ materially from our current expectations. See Forward-Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Dividends and Distributions

As a REIT, we must make current distributions of at least 90% of our annual taxable income, excluding capital gains and other adjustments. We expect to distribute at least 100% of our taxable income.

We paid a total of $15.2 million and $13.6 million in dividends and distributions during the three months ended March 31, 2017 and 2016, respectively.

On February 27, 2017, our board of directors approved a cash distribution by our Operating Partnership to all unit holders of record on March 31, 2017 of $0.25 per unit, or $1.00 per unit on an annualized basis, for a total distribution of $15.2 million ($10.9 million to InfraREIT, Inc.). Also on February 27, 2017, our board of directors declared a cash dividend to stockholders of record of InfraREIT, Inc. on March 31, 2017 of $0.25 per share of common stock, or $1.00 per share on an annualized basis, for a total of $10.9 million. The cash distribution and cash dividend were paid on April 20, 2017.

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

As of March 31, 2017 and December 31, 2016, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of March 31, 2017 and December 31, 2016, our Operating Partnership was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS has a $250.0 million revolving credit facility, with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility matures on December 10, 2019.

As of March 31, 2017, SDTS had $162.0 million of borrowings outstanding at a weighted average interest rate of 2.72%, no letters of credit outstanding and $88.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50% with no letters of credit outstanding and $112.5 million of borrowing capacity available under this revolving credit facility. As of March 31, 2017 and December 31, 2016, SDTS was in compliance with all debt covenants under the credit agreement.

Senior Secured Notes

Our subsidiary, Transmission and Distribution Company, L.L.C. (TDC) issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of March 31, 2017, $17.2 million of principal was outstanding under the TDC Notes.

SDTS has 5.04% per annum senior secured notes issued to The Prudential Insurance Company of America and affiliates (2011 Notes) with a principal balance of $60.0 million which is due in full on June 20, 2018. Interest is payable quarterly with no principal payments until maturity. The carrying amount of the 2011 Notes was $60.0 million as of March 31, 2017.

SDTS has $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025 and $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of March 31, 2017, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of March 31, 2017, $42.1 million of principal was outstanding under the 2009 Notes. Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of March 31, 2017, $96.3 million of principal was outstanding under the 2010 Notes.

As of March 31, 2017 and December 31, 2016, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes.

Cash Flows

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Cash flows from operating activities — Net cash provided by operating activities was $29.8 million and $32.5 million during the three months ended March 31, 2017 and 2016, respectively. The decrease in net cash provided by operating activities related primarily to less cash provided by working capital changes during 2017 compared to 2016 partially offset by higher lease revenue during the three months ended March 31, 2017 compared to the same period of 2016.

Cash flows from investing activities — Net cash used in investing activities was $52.2 million and $58.5 million during the three months ended March 31, 2017 and 2016, respectively. All the net cash used in investing activities represented capital expenditures related to the construction of our T&D assets.

Cash flows from financing activities — Net cash provided by financing activities was $7.4 million and $29.9 million during the three months ended March 31, 2017 and 2016, respectively. The decrease related primarily to a $66.0 million reduction in proceeds from the issuance of short-term and long-term debt during 2017. The repayment of short-term and long-term borrowings was $44.4 million less in 2017 compared to 2016. Additionally, the payment of dividends and distributions were slightly higher in 2017 by $1.5 million compared to 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

Regulatory Matters

Sharyland and SDTS filed the December Rate Case Filing with the PUCT on December 30, 2016. On March 28, 2017, an abatement of the rate case proceeding was granted and the hearing on the merits that was scheduled for March 29 through April 7, 2017 was canceled, pending ongoing settlement negotiations among us and the other parties to the rate case.

In the December Rate Case Filing, Sharyland and SDTS requested the following:

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

In the December Rate Case Filing, Sharyland and SDTS proposed to replace their five existing lease agreements with two new leases, one for transmission assets and one for distribution assets. Each of the new leases, if approved by the PUCT, will be executed upon the effectiveness of the rate case and will have an initial four year term. Sharyland will continue to have operational control over our T&D assets and will remain primarily responsible for regulatory compliance and reporting requirements related to our T&D assets on behalf of and with the cooperation of SDTS. Further, we will continue to be responsible for funding Footprint Projects capital expenditures that are included in the capital expenditure budgets that Sharyland provides on a rolling three year basis, which will be subject to our approval. Sharyland will remain responsible for funding repair expenditures.

The proposed lease payments will include both base and percentage rent as established by the PUCT. Base rent under the leases is a fixed amount. Percentage rent will be an annual amount equal to a specified percentage (percentage rent rate) of gross revenues collected by Sharyland during the year, subject to certain adjustments as described in the leases, in excess of applicable annual percentage rent breakpoints. The transmission lease, as proposed, will have one annual percentage rent breakpoint and one percentage rent rate. The distribution lease, as proposed, will have two annual percentage rent breakpoints and two percentage rent rates. Sharyland will owe percentage rent based on the applicable percentage rent rate on the portion of Sharyland’s adjusted gross revenues in excess of the applicable annual percentage rent breakpoint. The base rent payments will be updated on an ongoing basis through TCOS and DCRF filings with the PUCT. These updates will replace the current rent supplements and validation process in our existing lease structure.

The PUCT’s existing tariff construct does not contemplate the use of a lessor/lessee structure and therefore does not provide a mechanism for updating an asset company’s rates to account for load growth in its tenant’s distribution service territories. Accordingly, we and Sharyland have developed a proposed solution (Transition Payment Agreement) that is intended to allocate the growth in Sharyland’s distribution revenues after the 2015 test year between our subsidiary, TDC, as the unregulated parent company of SDTS, and an unregulated parent company of Sharyland. The Transition Payment Agreement will provide us the opportunity to realize an additional portion of Sharyland’s revenue growth to mitigate the regulatory lag on our assets placed in service between rate cases, similar to the opportunity that integrated utilities enjoy. We expect the payments under the Transition Payment Agreement, which will be executed upon conclusion of the rate case, to be based on a variety of factors, including Sharyland’s distribution revenue growth and the amount of distribution assets placed in service.

We expect an increase in our general and administrative expense throughout the remainder of 2017 related to SDTS’s participation in the rate case and related matters.

There can be no guarantee that a settlement will be reached or when the abatement may be lifted and, if necessary, the hearings rescheduled; therefore, the ultimate timing and outcome of the rate case cannot be predicted at this time.

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

Non-GAAP EPS was $0.30 per share for the three months ended March 31, 2017 compared to $0.31 per share for the three months ended March 31, 2016, representing a decrease of 3.2%. Non-GAAP EPS during the three months ended March 31, 2017 and 2016 was based on 60.7 million and 60.6 million weighted average shares outstanding, respectively. The change in Non-GAAP EPS reflected a $0.7 million, or 3.7%, decrease in Non-GAAP net income from $18.8 million during the three months ended March 31, 2016 to $18.1 million for the three months ended March 31, 2017, resulting from an increase in lease revenues of $5.9 million during the three months ended March 31, 2017 compared to the same period of 2016, offset by a $2.9 million decrease in the adjustments to Non-GAAP net income and Non-GAAP EPS described in the table below due to timing difference associated with our recognition of base rent and percentage rent, as well as by increases in general and administrative expense, depreciation expense and interest of $0.5 million, $1.6 million and $0.9 million, respectively, during the three months ended March 31, 2017 compared to the same period in the prior year. Additionally, other income, net decreased by $0.8 million as a result of the reduction in our AFUDC on other funds.

For the three months ended March 31, 2017 and 2016, CAD was consistent at $19.3 million. Adjusted EBITDA was $40.8 million for the three months ended March 31, 2017 compared to $38.1 million for the three months ended March 31, 2016, representing an increase of $2.7 million, or 7.1%. For the three months ended March 31, 2017, AFFO was $30.8 million compared to $29.1 million in the same period in 2016, representing an increase of $1.7 million, or 5.8%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(In thousands, except per share amounts, unaudited)	Amount	Per Share (3)	Amount	Per Share (4)
Net income attributable to InfraREIT, Inc.	$7,949	$0.18	$6,315	$0.15
Net income attributable to noncontrolling interest	3,068	0.18	2,462	0.14
Net income	11,017	0.18	8,777	0.15
Percentage rent adjustment (1)	6,174	0.10	6,990	0.11
Base rent adjustment (2)	957	0.02	3,035	0.05
Non-GAAP net income	$18,148	$0.30	$18,802	$0.31

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

(3)

The weighted average common shares outstanding during the three months ended March 31, 2017 of 43.8 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the three months ended March 31, 2017 of 16.9 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding during the three months ended March 31, 2017 of 60.7 million was used for the remainder of the per share calculations.

(4)

The weighted average common shares outstanding during the three months ended March 31, 2016 of 43.6 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding during the three months ended March 31, 2016 of 17.0 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding during the three months ended March 31, 2016 of 60.6 million was used for the remainder of the per share calculations.

CAD

The following sets forth a reconciliation of net income to CAD:

	Three Months Ended March 31,
(In thousands, unaudited)	2017	2016
Net income	$11,017	$8,777
Depreciation	12,687	11,074
Percentage rent adjustment (1)	6,174	6,990
Base rent adjustment (2)	957	3,035
Amortization of deferred financing costs	1,004	1,003
Non-cash equity compensation	140	292
Other income, net (3)	(3)	(759)
Capital expenditures to maintain net assets	(12,687)	(11,074)
CAD	$19,289	$19,338

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	Includes AFUDC on other funds of $0.8 million for the three months ended March 31, 2016. There was no AFUDC on other funds recorded during the three months ended March 31, 2017.

EBITDA and Adjusted EBITDA

The following sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands, unaudited)	2017	2016
Net income	$11,017	$8,777
Interest expense, net	9,698	8,842
Income tax expense	244	186
Depreciation	12,687	11,074
EBITDA	33,646	28,879
Percentage rent adjustment (1)	6,174	6,990
Base rent adjustment (2)	957	3,035
Other income, net (3)	(3)	(759)
Adjusted EBITDA	$40,774	$38,145

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

FFO and AFFO

The following sets forth a reconciliation of net income to FFO and AFFO:

	Three Months Ended March 31,
(In thousands, unaudited)	2017	2016
Net income	$11,017	$8,777
Depreciation	12,687	11,074
FFO	23,704	19,851
Percentage rent adjustment (1)	6,174	6,990
Base rent adjustment (2)	957	3,035
Other income, net (3)	(3)	(759)
AFFO	$30,832	$29,117

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

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
•

Sharyland’s non-GAAP net income, which is calculated by adding the amount of depreciation and interest expense that Sharyland incurs as a result of failed sale-leaseback financing accounting to Sharyland’s U.S. GAAP net income and subtracting Sharyland’s non-GAAP rent expense. Sharyland’s non-GAAP rent expense differs from our lease revenue because Sharyland’s non-GAAP rent expense is calculated on a cash basis rather than a U.S. GAAP basis.

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

Sharyland acquired the Cross Valley transmission line (Cross Valley Project) in May 2016. This acquisition was accounted for as a combination of entities under common control whereby the net assets acquired were combined with Sharyland at their carrying value. Income statement information for the period ended March 31, 2016 has been adjusted to reflect the acquisition of the Cross Valley Project. Accordingly, the non-GAAP reconciliations presented below give effect to the Cross Valley Project acquisition.

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$4,607	$3,762
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	8,628	7,472
Add: Failed sale-leaseback interest expense	35,702	32,806
Deduct: Rent expense	46,709	43,249
Sharyland's management reported net income	2,228	791
Adjustments:
Add: Interest expense (income), net	1,491	(559)
Add: Income tax expense	426	357
Add: Depreciation and amortization	2,604	2,196
Add: Rent expense	46,709	43,249
EBITDAR	$53,458	$46,034
Ratio of EBITDAR to rent expense	1.14x	1.06x

	March 31, 2017
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$78,147	$—	$78,147
Property, plant and equipment, net	1,874,691	(1,598,396)	276,295
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	42,421	(23,793)	18,628
Total Assets	$1,996,359	$(1,622,189)	$374,170
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$30,017	$—	$30,017
Current portion of financing obligation	35,907	(35,907)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	27,740	—	27,740
Short-term borrowings from affiliates	6,000	—	6,000
Revolving line of credit	5,000	—	5,000
Current state margin tax payable	2,182	—	2,182
Total current liabilities	110,339	(35,907)	74,432
Long-term financing obligations	1,585,933	(1,585,933)	—
Long-term debt	157,961	—	157,961
Regulatory liabilities	8,183	—	8,183
Other post-employment benefits (OPEB) and other long-term liabilities	6,131	—	6,131
Total liabilities	1,868,547	(1,621,840)	246,707
Commitments and contingencies	—	—	—
Partners' capital	127,812	(349)	127,463
Total Partners' Capital and Liabilities	$1,996,359	$(1,622,189)	$374,170

	December 31, 2016
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$79,563	$—	$79,563
Property, plant and equipment, net	1,847,746	(1,570,237)	277,509
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	41,807	(23,793)	18,014
Total Assets	$1,970,216	$(1,594,030)	$376,186
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$46,174	$—	$46,174
Current portion of financing obligation	39,028	(39,028)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	28,674	—	28,674
Current state margin tax payable	1,756	—	1,756
Total current liabilities	119,125	(39,028)	80,097
Long-term financing obligations	1,555,797	(1,555,797)	—
Long-term debt	158,834	—	158,834
Regulatory liabilities	6,907	—	6,907
OPEB and other long-term liabilities	6,348	—	6,348
Total liabilities	1,847,011	(1,594,825)	252,186
Commitments and contingencies	—	—	—
Partners' capital	123,205	795	124,000
Total Partners' Capital and Liabilities	$1,970,216	$(1,594,030)	$376,186

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt under our revolving credit facilities and are exposed to changes in interest rates on this indebtedness. In recent years, the credit markets have experienced historical lows in interest rates. If interest rates rise, the rates on our floating rate debt and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

As of March 31, 2017, the outstanding balance on the revolving credit facilities was $162.0 million. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.4 million for the three months ended March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

SDTS, our regulated subsidiary, and Sharyland filed the December Rate Case Filing with the PUCT on December 30, 2016. For further information regarding the rate case, see the caption Regulatory Matters in Part I., Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q.

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

There have been no material changes in our risk factors during the three months ended March 31, 2017 from those previously disclosed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should carefully consider the risk factors discussed in our 2016 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

Twelfth Amended and Restated Rent Supplement (McAllen Lease), dated February 22, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed February 28, 2017 and incorporated herein by reference).

10.2	—

Twelfth Amended and Restated Rent Supplement (Stanton/Brady/Celeste Lease), dated February 22, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed February 28, 2017 and incorporated herein by reference).

10.3	—

Tenth Amended and Restated Rent Supplement (CREZ Lease), dated February 22, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed February 28, 2017 and incorporated herein by reference).

10.4	—

Seventh Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated February 22, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed February 28, 2017 and incorporated herein by reference).

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of March 31, 2017

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ Brant Meleski
Date: May 4, 2017	Brant Meleski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lance J. Phillips
Date: May 4, 2017	Lance J. Phillips
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)