Form 10-Q
period 2017-06-30
InfraREIT, Inc.
filed 2017-08-02
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 28, 2017, 43,778,490 shares of common stock were issued and outstanding.

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

transmission or distribution projects primarily situated within our current distribution service territory, or that physically hang from our existing transmission assets, such as the addition of another circuit to our existing transmission lines, or that are physically located within one of our substations; Footprint Projects do not include the addition of a new substation on our existing transmission lines or generation interconnects to our existing transmission lines, unless the addition or interconnection occurred within our current distribution service territory

PUCT	Public Utility Commission of Texas

rate base

calculated as our gross electric plant in service under generally accepted accounting principles in the United States of America, which is the aggregate amount of our total cash expenditures used to construct such assets plus AFUDC, less accumulated depreciation, and adjusted for accumulated deferred income taxes

regulated assets	rate-regulated electric transmission and distribution assets such as power lines, substations, transmission towers, distribution poles, transformers and related property and assets

service territory	a designated area in which a utility is required or has the right to supply electric service to ultimate customers under a regulated utility structure

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, the assumptions and estimates underlying the forward-looking statements included in this document are inherently uncertain and are subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in this document. Accordingly, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document, and you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors, and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the inability to complete our proposed asset exchange transaction or achieve the dismissal of our rate case due to the failure to obtain required approvals or other unsatisfied closing conditions;
•	the incurrence of unexpected liabilities or failure to achieve the expected benefits of the exchange transaction;
•	the amount of available investment to grow our rate base;
•

decisions by regulators or changes in governmental policies or regulations with respect to our organizational structure, lease arrangements, capitalization, acquisitions and dispositions of assets, recovery of investments, our authorized rate of return and other regulatory parameters;

•	our current reliance on our tenant for all our revenues and, as a result, our dependence on our tenant’s solvency and financial and operating performance;
•	the effects of existing and future tax and other laws and governmental regulations;
•	our failure to qualify or maintain our status as a real estate investment trust (REIT) or changes in the tax laws applicable to REITs;
•	insufficient cash available to meet distribution requirements;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	cyber breaches and weather conditions or other natural phenomena;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC or other qualified personnel;
•	adverse economic developments in the electric power industry or in business conditions generally; and
•	certain other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2017 (2016 Form 10-K) and Part II, Item 1A., Risk Factors of this Quarterly Report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,662	$17,612
Restricted cash	1,682	1,682
Due from affiliates	27,327	32,554
Inventory	7,172	7,276
Prepaids and other current assets	1,022	726
Total current assets	46,865	59,850
Electric Plant, net	1,710,420	1,640,820
Goodwill	138,384	138,384
Other Assets	36,433	37,646
Total Assets	$1,932,102	$1,876,700
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$38,367	$37,372
Short-term borrowings	—	137,500
Current portion of long-term debt	67,527	7,849
Dividends and distributions payable	15,169	15,161
Accrued taxes	4,980	4,415
Total current liabilities	126,043	202,297
Long-Term Debt, Less Deferred Financing Costs	845,957	709,488
Regulatory Liability	25,098	21,004
Total liabilities	997,098	932,789
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,778,490 and 43,772,283 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	438	438
Additional paid-in capital	705,955	705,845
Accumulated deficit	(24,874)	(18,243)
Total InfraREIT, Inc. equity	681,519	688,040
Noncontrolling interest	253,485	255,871
Total equity	935,004	943,911
Total Liabilities and Equity	$1,932,102	$1,876,700

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Lease revenue	$40,422	$33,785	$80,046	$67,450
Operating costs and expenses
General and administrative expense	6,866	4,980	12,847	10,525
Depreciation	12,982	11,410	25,669	22,484
Total operating costs and expenses	19,848	16,390	38,516	33,009
Income from operations	20,574	17,395	41,530	34,441
Other (expense) income
Interest expense, net	(10,141)	(9,055)	(19,839)	(17,897)
Other income, net	17	1,137	20	1,896
Total other expense	(10,124)	(7,918)	(19,819)	(16,001)
Income before income taxes	10,450	9,477	21,711	18,440
Income tax expense	321	293	565	479
Net income	10,129	9,184	21,146	17,961
Less: Net income attributable to noncontrolling interest	2,821	2,576	5,889	5,038
Net income attributable to InfraREIT, Inc.	$7,308	$6,608	$15,257	$12,923
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.17	$0.15	$0.35	$0.30
Diluted	$0.17	$0.15	$0.35	$0.30
Cash dividends declared per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$21,146	$17,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,669	22,484
Amortization of deferred financing costs	2,030	2,007
Allowance for funds used during construction - other funds	—	(1,896)
Equity based compensation	285	520
Changes in assets and liabilities:
Due from affiliates	5,227	6,572
Inventory	104	83
Prepaids and other current assets	(296)	(490)
Accounts payable and accrued liabilities	1,986	13,308
Net cash provided by operating activities	56,151	60,549
Cash flows from investing activities
Additions to electric plant	(91,601)	(120,615)
Net cash used in investing activities	(91,601)	(120,615)
Cash flows from financing activities
Proceeds from short-term borrowings	65,500	50,500
Repayments of short-term borrowings	(203,000)	(56,000)
Proceeds from borrowings of long-term debt	200,000	100,000
Repayments of long-term debt	(3,869)	(3,660)
Deferred financing costs	(801)	(649)
Dividends and distributions paid	(30,330)	(28,790)
Net cash provided by financing activities	27,500	61,401
Net (decrease) increase in cash and cash equivalents	(7,950)	1,335
Cash and cash equivalents at beginning of period	17,612	9,471
Cash and cash equivalents at end of period	$9,662	$10,806

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

Basis of Presentation

InfraREIT, Inc. is a Maryland corporation, which may be referred to in these financial statements as the “Company,” “we,” “us” and “our.” These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2017 (2016 Form 10-K).

We held 72.2% of the outstanding partnership units (OP Units) in InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of June 30, 2017 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. Hunt Consolidated, Inc. affiliates, current or former employees and members of our board of directors held the other 27.8% of the outstanding OP Units as of June 30, 2017.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for periods beginning after December 15, 2018 with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We believe the new guidance will have a minimal impact on our financial position, results of operations and cash flows due to the limited changes around lessor transactions.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for periods beginning after December 15, 2017 with early adoption permitted. The new standard should be applied retrospectively to all periods presented, unless deemed impracticable, in which case prospective application is permitted. We believe the new guidance will have an immaterial impact on our cash flows.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides new guidance for entities that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The new guidance is intended to help entities evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance provides a more robust framework to use in determining when a set of assets and activities is considered a business. The guidance also provides more consistency in applying the rules for defining a business, reduces the costs of application and makes the definition of a business more operable. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We are currently evaluating the new guidance and the extent of the impact this standard may have on our financial position, results of operations and cash flows.

2.	Related Party Transactions

Our subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS), leases all our electric transmission and distribution assets (regulated assets) through several lease agreements to Sharyland Utilities, L.P. (Sharyland), a Texas based utility and our sole tenant. Under the leases, we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or distribution projects primarily situated within our distribution service territory, or that physically hang from our existing transmission assets or that are physically located within one of our substations.

We earned lease revenues from Sharyland under these agreements of $40.4 million and $33.8 million during the three months ended June 30, 2017 and 2016, respectively. We earned lease revenues of $80.0 million and $67.5 million from Sharyland during the six months ended June 30, 2017 and 2016, respectively. In connection with our leases with Sharyland, we recorded a deferred rent liability of $23.0 million and $15.6 million as of June 30, 2017 and December 31, 2016, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our regulated assets. For the six months ended June 30, 2017 and 2016, the net amount of payments we made to Sharyland was $93.9 million and $120.1 million, respectively.

As of June 30, 2017 and December 31, 2016, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $9.5 million and $13.7 million, respectively, related to amounts owed to Sharyland. As of June 30, 2017 and December 31, 2016, amounts due from affiliates on the Consolidated Balance Sheets included $27.3 million and $32.6 million, respectively, related to amounts owed by Sharyland associated with our leases.

The management fee paid to Hunt Utility Services, LLC (Hunt Manager) for the six months ended June 30, 2017 and 2016 was $10.5 million and $6.8 million, respectively. As of December 31, 2016, there was $3.5 million accrued associated with management fees on the Consolidated Balance Sheets. There were no prepaid or accrued amounts associated with the management fees on the Consolidated Balance Sheets as of June 30, 2017. Additionally, during the six months ended June 30, 2017 and 2016, we paid Hunt Manager $0.2 million and less than $0.1 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

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

For information related to a new agreement (Side Letter) entered into between SDTS and Sharyland on July 21, 2017 related to certain terms and conditions to address actual or potential conflicts of interest arising between the parties in connection with a proposed transaction with Oncor Electric Delivery Company LLC (Oncor), see Note 17, Subsequent Events.

3.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	June 30, 2017	December 31, 2016
Electric plant:
Transmission plant	$1,236,848	$1,203,164
Distribution plant	614,174	575,648
General plant	15,958	15,959
Total plant in service	1,866,980	1,794,771
Construction work in progress	111,706	107,189
Total electric plant	1,978,686	1,901,960
Accumulated depreciation	(268,266)	(261,140)
Electric plant, net	$1,710,420	$1,640,820

General plant consists primarily of a warehouse, buildings and associated assets. Construction work in progress (CWIP) relates to various transmission and distribution projects underway. The amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $27.2 million and $27.7 million as of June 30, 2017 and December 31, 2016, respectively.

See Note 17, Subsequent Events for information related to our proposed asset exchange transaction with Oncor.

4.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of June 30, 2017 and December 31, 2016, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

5.	Other Assets

Other assets are as follows:

	June 30, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(494)	$473	$967	$(397)	$570
Other regulatory assets:
Deferred financing costs	28,562	(18,914)	9,648	27,761	(16,997)	10,764
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets	52,355	(18,914)	33,441	51,554	(16,997)	34,557
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$55,841	$(19,408)	$36,433	$55,040	$(17,394)	$37,646

Deferred financing costs on undrawn revolver consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility, see Note 6, Borrowings Under Credit Facilities.

Other regulatory assets consist of deferred financing costs within our regulated subsidiary, SDTS. The deferred financing costs primarily consist of debt issuance costs incurred in connection with the construction of our regulated assets or the refinancing of related debt. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs are recovered through rates established in our rate cases.

Deferred costs recoverable in future years of $23.8 million as of June 30, 2017 and December 31, 2016 represent operating costs incurred from inception of Sharyland through 2007. Recovery of these costs has been requested in the pending rate case of Sharyland and SDTS (Rate Case) currently before the Public Utility Commission of Texas (PUCT). We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent. See Note 9, Regulatory Matters for additional information on the Rate Case and Note 17, Subsequent Events for information regarding the proposed dismissal of the Rate Case.

In connection with the acquisition of Cap Rock Holding Corporation, we received a participation in the National Rural Cooperative Corporation (NRUCFC). We account for this investment under the cost method of accounting. We believe that the investment is not impaired at June 30, 2017 and December 31, 2016.

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

Borrowings and other extensions of credit under the revolving credit facility bear interest, at InfraREIT LP’s election, at a rate equal to (1) the one, two, three or six month London Interbank Offered Rate (LIBOR) plus 2.5%, or (2) a base rate (equal to the highest of (a) the Federal Funds Rate plus ½ of 1%, (b) the administrative agent’s prime rate and (c) LIBOR plus 1%) plus 1.5%. Letters of credit are subject to a letter of credit fee equal to the daily amount available to be drawn times 2.5%. InfraREIT LP is also required to pay a commitment fee and other customary fees under the revolving credit facility. InfraREIT LP may prepay amounts outstanding under the revolving credit facility in whole or in part without premium or penalty.

As of June 30, 2017 and December 31, 2016, there were no borrowings or letters of credit outstanding, and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of June 30, 2017 and December 31, 2016, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

In 2014, SDTS entered into the third amended and restated credit agreement led by Royal Bank of Canada, as administrative agent, with a maturity date of December 10, 2019. The credit agreement contains a revolving credit facility with a borrowing capacity up to $250.0 million with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility is secured by certain of SDTS’s regulated assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s various senior secured note obligations described below in Note 7, Long-Term Debt.

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

In June 2017, the outstanding balance on the SDTS revolving credit facility was repaid with the proceeds from the $200.0 million SDTS senior secured term loan credit facility. See Note 7, Long-Term Debt below for additional information.

As of June 30, 2017, SDTS had no borrowings or letters of credit outstanding, and there was $250.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50% with no letters of credit outstanding and $112.5 million of borrowing capacity available under this revolving credit facility. As of June 30, 2017 and December 31, 2016, SDTS was in compliance with all debt covenants under the credit agreement.

The credit agreements require InfraREIT LP and SDTS to comply with customary covenants for facilities of this type, including: debt to capitalization ratios, debt service coverage ratios, limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The debt to capitalization ratio on the SDTS credit facility is calculated on a combined basis with Sharyland. The credit agreements also contain restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland. See Note 17, Subsequent Events for information related to our proposed asset exchange transaction with Oncor.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs under either facility and is continuing, the lenders may accelerate amounts due under such revolving credit facility.

7.	Long-Term Debt

Long-term debt consisted of the following:

		June 30, 2017		December 31, 2016
(In thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$16,875	8.50%	$17,500	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured term loan - $200.0 million	June 5, 2020	200,000	2.33%	—	n/a
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	100,000	3.86%
Senior secured notes - $53.5 million	December 30, 2029	41,592	7.25%	42,600	7.25%
Senior secured notes - $110.0 million	September 30, 2030	95,130	6.47%	97,366	6.47%
Total SDTS debt		896,722		699,966
Total long-term debt		913,597		717,466
Less unamortized deferred financing costs		(113)		(129)
Total long-term debt, less deferred financing costs		913,484		717,337
Less current portion of long-term debt		(67,527)		(7,849)
Debt classified as long-term debt, less deferred financing costs		$845,957		$709,488

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 6, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million as of June 30, 2017 and December 31, 2016.

SDTS has $60.0 million aggregate principal amount of 5.04% per annum senior secured notes issued to The Prudential Insurance Company of America and affiliates in 2011 (2011 Notes). Interest is payable quarterly while no principal payments are due until maturity.

On June 5, 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with Canadian Imperial Bank of Commerce, New York Branch (CIBC) and Mizuho Bank, Ltd., as lenders, and CIBC as administrative agent. The interest rate for the 2017 Term Loan is based, at SDTS’s option, at a rate equal to either (1) a base rate, determined as the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) LIBOR plus 1.00% per annum, plus a margin of 0.25% per annum or (2) LIBOR plus a margin of 1.25% per annum. The LIBOR interest period may be one, two, three or six months, but interest is payable no less frequently than quarterly.

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

SDTS and TDC are entitled to prepay amounts outstanding under their senior secured notes, subject to a prepayment penalty equal to the excess of the discounted value of the remaining scheduled payments with respect to such notes over the amount of the prepaid notes. SDTS is entitled to prepay amounts outstanding under the 2017 Term Loan with no prepayment penalty. The 2017 Term Loan is also subject to required prepayments upon the occurrence of certain events.

The agreements governing the senior secured notes and 2017 Term Loan contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of June 30, 2017 and December 31, 2016, SDTS and TDC were in compliance with all debt covenants under the applicable agreements. See Note 17, Subsequent Events for information related to our proposed asset exchange transaction with Oncor.

SDTS’s Series A Notes, Series B Notes, 2009 Notes, 2010 Notes, 2011 Notes and 2017 Term Loan are secured by certain of SDTS’s transmission and distribution, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 6, Borrowings Under Credit Facilities.

The senior secured notes of TDC and SDTS and 2017 Term Loan are subject to customary events of default. If an event of default occurs with respect to the notes and is continuing, the lenders may accelerate the applicable amounts due.

8.	Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

We had borrowings totaling $713.6 million and $717.5 million under our senior secured notes with a weighted average interest rate of 4.6% per annum as of June 30, 2017 and December 31, 2016, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

As of June 30, 2017, we had $200.0 million of borrowings under our 2017 Term Loan which was entered into at the beginning of June 2017 and accrues interest under a floating interest rate structure. Accordingly, the carrying value of such indebtedness approximated its fair value for the amounts outstanding.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2017
Long-term debt	$913,597	$—	$946,054	$—
December 31, 2016
Long-term debt	$717,466	$—	$758,415	$—

9.	Regulatory Matters

Regulatory Liability

Our regulatory liability is established through depreciation rates related to cost of removal and represents amounts that we expect to incur in the future. As of June 30, 2017 and December 31, 2016, we recorded on the Consolidated Balance Sheets as a long-term liability $25.1 million and $21.0 million, respectively, net of actual removal costs incurred.

Rate Case Filing

On April 29, 2016, Sharyland filed a system-wide rate proceeding with the PUCT to update its rates (April Rate Case Filing). Pursuant to a restructuring order issued by the PUCT in 2008 allowing us to utilize a REIT structure, the April Rate Case Filing was prepared using the audited books and records of both Sharyland and SDTS and proposed rates to be set on a combined basis. However, as a result of a preliminary order issued by the PUCT in October 2016, Sharyland and SDTS filed an amended rate case application and rate filing packages (December Rate Case Filing) on December 30, 2016 with the PUCT, which supersedes the April Rate Case Filing.

On March 28, 2017, an abatement of the Rate Case was granted and the hearing on the merits that was scheduled for March 29 through April 7, 2017 was canceled, pending ongoing settlement negotiations among us and the other parties to the Rate Case. On July 21, 2017, SDTS entered into an agreement with certain parties to the Rate Case (Rate Case Dismissal Agreement), which, if approved by the PUCT and subject to certain conditions, will result in the dismissal of the Rate Case. See Note 17, Subsequent Events for additional information related to the proposed dismissal of the Rate Case.

If the Rate Case is not dismissed, the December Rate Case Filing would still be before the PUCT. For details on our December Rate Case Filing and the proposals contained therein, see Note 10, Regulatory Matters in our 2016 Form 10-K.

10.	Commitments and Contingencies

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

We and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $0.50 per share during each of the six months ended June 30, 2017 and 2016. We paid a total of $30.3 million and $28.8 million in dividends and distributions during the six months ended June 30, 2017 and 2016, respectively.

12.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of our Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. As of June 30, 2017 and December 31, 2016, there were a total of 16.9 million OP Units held by the limited partners of the Operating Partnership.

During the six months ended June 30, 2017 and 2016, an aggregate of 31,633 and 29,722 long-term incentive units (LTIP Units), respectively, were issued by our Operating Partnership to members of our board of directors. For additional information, refer to Note 15, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. We redeemed 6,207 OP Units with the issuance of 6,207 shares of common stock during the six months ended June 30, 2017. During the six months ended June 30, 2016, we did not redeem any OP Units.

13.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of our common stock, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three and six months ended June 30, 2017 and 2016.

Earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$7,308	$6,608	$15,257	$12,923
Weighted average common shares outstanding	43,778	43,576	43,776	43,573
Basic net income per share	$0.17	$0.15	$0.35	$0.30
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$7,308	$6,608	$15,257	$12,923
Weighted average common shares outstanding	43,778	43,576	43,776	43,573
Redemption of Operating Partnership units	—	—	—	—
Weighted average dilutive shares outstanding	43,778	43,576	43,776	43,573
Diluted net income per share	$0.17	$0.15	$0.35	$0.30
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$2,821	$2,576	$5,889	$5,038
Redemption of Operating Partnership units	16,897	17,058	16,899	17,057

14.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Base rent (straight-line)	$40,422	$33,785	$80,046	$67,450
Percentage rent	—	—	—	—
Total lease revenue	$40,422	$33,785	$80,046	$67,450

SDTS has entered into various leases with Sharyland for all our placed in service regulated assets. The master lease agreements, as amended, expire at various dates from December 31, 2017 through December 31, 2022. Each agreement includes annual base rent while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints). The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 32% to a low of 23%. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

For details on our December Rate Case Filing and proposed leases, see Note 10, Regulatory Matters in our 2016 Form 10-K. On July 21, 2017, SDTS entered into the Rate Case Dismissal Agreement, which, if approved by the PUCT and subject to certain conditions, will result in the dismissal of the Rate Case. See Note 17, Subsequent Events for additional information regarding the proposed dismissal of the Rate Case.

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

The compensation expense, which represents the fair value of the stock or LTIP Unit measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For the three months ended June 30, 2017 and 2016, $0.2 million was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. We recognized $0.3 million and $0.5 million of compensation expense during the six months ended June 30, 2017 and 2016, respectively. The unamortized compensation expense related to these grants was $0.3 million as of June 30, 2017.

16.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Supplemental cash flow information
Cash paid during the period for interest	$19,007	$15,745
Non-cash investing and financing activities
Change in accrued additions to electric plant	3,912	1,544
Allowance for funds used during construction - debt	1,557	1,779
Redemption of operating partnership units for common stock	110	—
Dividends and distributions payable	15,169	15,158

17.	Subsequent Events

On July 21, 2017, SDTS and Sharyland entered the Rate Case Dismissal Agreement with certain parties to the Rate Case regarding the proposed dismissal of the Rate Case and signed a definitive agreement (Definitive Agreement) with Oncor to exchange SDTS’s retail distribution assets for a group of Oncor’s transmission assets located in West and Central Texas.

The Rate Case Dismissal Agreement, if approved by the PUCT, will result in the dismissal of the Rate Case if the transaction with Oncor is completed. Once the Rate Case is dismissed, SDTS and Sharyland will continue operating under their existing regulatory structure, and the current regulatory parameters will remain in place until the next rate case, including an allowed return on equity of 9.7%, a capital structure of 55% debt and 45% equity and a cost of debt of 6.73%. Sharyland and SDTS will be required to file a new rate case in the calendar year 2020 with a test year ending December 31, 2019.

Under the Definitive Agreement with Oncor, SDTS will exchange approximately $400 million of net distribution assets for approximately $380 million of transmission assets located in West and Central Texas and approximately $20 million in cash from Oncor, subject to customary adjustments to be made at and following the closing of the transaction. These transactions are structured to qualify, in part, as a simultaneous tax deferred like-kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended). Upon closing, Sharyland will lease these assets from SDTS and operate them under an amended certificate of convenience and necessity. Thereafter, SDTS will continue to own and lease to Sharyland certain substations related to its distribution assets but Sharyland will exit the retail distribution business.

The effectiveness of the Rate Case dismissal and the closing of the exchange transaction are dependent upon each other and will be subject to a number of closing conditions, including approval by the PUCT of: the exchange transaction, the Rate Case dismissal and Oncor’s rate case settlement, in each case on terms consistent with those proposed by the relevant parties. Under the Definitive Agreement, SDTS, Sharyland and Oncor are required to file a joint Sale-Transfer-Merger application (STM) with the PUCT no later than August 4, 2017. Key parties to the Rate Case also support the exchange transaction and are requesting that the PUCT approve the STM. The closing of the exchange transaction is also contingent upon Oncor’s parent company obtaining consent of the U.S. Bankruptcy Court for the District of Delaware and SDTS obtaining certain consents from its lenders, as well as other customary closing conditions. The exchange transaction is expected to close in the fourth quarter of 2017.

In connection with the Definitive Agreement, on July 21, 2017, SDTS and Sharyland entered into the Side Letter in which they agreed to certain terms and conditions to address the actual or potential conflicts of interest arising between SDTS and Sharyland in connection with the transaction with Oncor. Specifically, the Side Letter includes, among other things: (a) certain representations and warranties from Sharyland that correspond to representations and warranties of SDTS under the Definitive Agreement relating to certain matters for which SDTS relies, in whole or in part, upon Sharyland under the leases and as operator of the assets; (b) a mutual covenant of SDTS and Sharyland to not take actions that would cause the other party to breach the Definitive Agreement; and (c) an allocation of expenses incurred in connection with the transactions. The Side Letter also provides that SDTS and Sharyland will amend the leases at closing of the transaction to reflect SDTS’s rights related to funding and ownership of future capital expenditure rights in the service territory previously certificated to Sharyland and will cooperate to resolve other matters arising in connection with the transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 (2016 Form 10-K) and the unaudited consolidated financial statements and related notes beginning on page 5. This Item 2 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Overview

We are engaged in owning and leasing rate-regulated transmission and distribution assets in Texas. We are structured as a REIT and lease our regulated assets to Sharyland Utilities, L.P. (Sharyland), a Texas based regulated electric utility. Our assets are located in the Texas Panhandle near Amarillo (CREZ assets), the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste (S/B/C assets) and South Texas near McAllen (McAllen assets). We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.4 billion as of June 30, 2017.

We are externally managed by Hunt Utility Services, LLC (Hunt Manager), subject to the oversight of our board of directors. In exchange for the management services, we pay a management fee to Hunt Manager. All our officers are employees of Hunt Manager.

For a description of our business model and other significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K.

Recent Events

On July 21, 2017, our regulated subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS) and Sharyland signed a definitive agreement (Definitive Agreement) with Oncor Electric Delivery Company LLC (Oncor) to exchange SDTS’s retail distribution assets for a group of Oncor’s transmission assets located in West and Central Texas. Under the Definitive Agreement with Oncor, SDTS will exchange approximately $400 million of net distribution assets for approximately $380 million of transmission assets located in West and Central Texas and approximately $20 million in cash from Oncor, subject to customary adjustments to be made at and following the closing of the transaction. These transactions are structured to qualify, in part, as a simultaneous tax deferred like-kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended). Upon closing, Sharyland will lease these assets from SDTS and operate them under an amended certificate of convenience and necessity. Thereafter, SDTS will continue to own and lease to Sharyland certain substations related to its distribution assets but Sharyland will exit the retail distribution business.

Concurrently with the execution of the Definitive Agreement, Sharyland and SDTS entered into an agreement (Rate Case Dismissal Agreement) with certain parties to their pending rate case (Rate Case), which, if approved by the PUCT, would result in the dismissal of the Rate Case upon the completion of the exchange transaction with Oncor. For further information related to the Rate Case and the proposed dismissal, see the caption Regulatory Matters below.

The closing of the exchange transaction with Oncor and the effectiveness of the Rate Case dismissal are dependent upon each other and will be subject to a number of closing conditions, including approval by the PUCT of: the exchange transaction, the dismissal of the Rate Case and Oncor’s rate case settlement, in each case on terms consistent with those proposed by the relevant parties. Under the Definitive Agreement, SDTS, Sharyland and Oncor are required to file a joint Sale-Transfer-Merger application (STM) with the PUCT no later than August 4, 2017. Key parties to the Rate Case also support the exchange transaction and are requesting that the PUCT approve the STM. The closing of the transaction is also contingent upon Oncor’s parent company obtaining consent of the U.S. Bankruptcy Court for the District of Delaware and SDTS obtaining certain consents from its lenders, as well as other customary closing conditions. The exchange transaction is expected to close in the fourth quarter of 2017.

In connection with the Definitive Agreement, on July 21, 2017, SDTS and Sharyland entered into a letter agreement (Side Letter) in which they agreed to certain terms and conditions to address the actual or potential conflicts of interest arising between SDTS and Sharyland in connection with the transaction with Oncor. Specifically, the Side Letter includes, among other things: (a) certain representations and warranties from Sharyland that correspond to representations and warranties of SDTS under the Definitive Agreement relating to certain matters for which SDTS relies, in whole or in part, upon Sharyland under the leases and as operator of the assets; (b) a mutual covenant of SDTS and Sharyland to not take actions that would cause the other party to breach the Definitive Agreement; and (c) an allocation of expenses incurred in connection with the transactions. The Side Letter also provides that SDTS and Sharyland will amend the leases at closing of the transaction to reflect SDTS’s rights related to funding and ownership of future capital expenditure rights in the service territory previously certificated to Sharyland and will cooperate to resolve other matters arising in connection with the transactions.

InfraREIT, Inc. Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Lease revenue
Base rent	$40,422	$33,785	$80,046	$67,450
Percentage rent	—	—	—	—
Total lease revenue	40,422	33,785	80,046	67,450
Operating costs and expenses
General and administrative expense	6,866	4,980	12,847	10,525
Depreciation	12,982	11,410	25,669	22,484
Total operating costs and expenses	19,848	16,390	38,516	33,009
Income from operations	20,574	17,395	41,530	34,441
Other (expense) income
Interest expense, net	(10,141)	(9,055)	(19,839)	(17,897)
Other income, net	17	1,137	20	1,896
Total other expense	(10,124)	(7,918)	(19,819)	(16,001)
Income before income taxes	10,450	9,477	21,711	18,440
Income tax expense	321	293	565	479
Net income	10,129	9,184	21,146	17,961
Less: Net income attributable to noncontrolling interest	2,821	2,576	5,889	5,038
Net income attributable to InfraREIT, Inc.	$7,308	$6,608	$15,257	$12,923

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Lease revenue — Lease revenue, consisting of only base rent, was $40.4 million and $33.8 million for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $6.6 million, or 19.5%. The increase in base rent was driven by the addition of assets under lease. There was no percentage rent recognized during the three months ended June 30, 2017 and 2016 as Sharyland’s year-to-date adjusted gross revenue did not exceed the annual specified breakpoints under our leases. See Note 14, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $6.9 million and $5.0 million for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $1.9 million. The increase in general and administrative expense between the two periods was primarily driven by an increase of $1.9 million in professional services related to the Definitive Agreement partially offset by a decrease of $0.1 million in stock-based compensation. We anticipate additional expenses will be incurred related to our Rate Case and Definitive Agreement throughout the remainder of 2017. See Recent Events above and Regulatory Matters below for additional information.

Depreciation — Depreciation expense was $13.0 million and $11.4 million for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $1.6 million, or 14.0%. The increase in depreciation expense was due to additional assets placed in service during 2017 and 2016.

Interest expense, net — Interest expense, net was $10.1 million and $9.1 million during the three months ended June 30, 2017 and 2016, respectively, representing an increase of $1.0 million, or 11.0%. The increase in interest expense, net was due to higher average debt balances during 2017 as compared to 2016. Interest expense was partially offset by $0.7 million of AFUDC on debt in 2017 as compared to $0.8 million of AFUDC on debt in 2016. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was less than $0.1 million and $1.1 million during the three months ended June 30, 2017 and 2016, respectively. The decrease in other income, net was primarily driven by no AFUDC on other funds being recognized in 2017 compared to $1.1 million AFUDC on other funds recognized in 2016. AFUDC on other funds was not recognized during 2017 as the short-term borrowings were in excess of the CWIP balance; therefore, CWIP was financed completely with debt.

Net income — Net income was $10.1 million and $9.2 million during the three months ended June 30, 2017 and 2016, respectively, representing an increase of $0.9 million, or 9.8%. The increase in net income between the two periods was attributable to a $6.6 million increase in lease revenue partially offset by a $1.9 million increase in general and administrative expense, $1.6 million increase in depreciation expense, $1.0 million increase in interest expense, net and a $1.1 million decrease in other income, net.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Lease revenue — Lease revenue, consisting of only base rent, was $80.0 million and $67.5 million for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $12.5 million, or 18.5%. The increase in base rent was driven by the addition of assets under lease. There was no percentage rent recognized during the six months ended June 30, 2017 and 2016 as Sharyland’s year-to-date adjusted gross revenue did not exceed the annual specified breakpoints under our leases. See Note 14, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $12.8 million and $10.5 million for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $2.3 million, or 21.9%. The increase in general and administrative expense between the two periods was primarily driven by an increase of $2.3 million in professional services and $0.3 million in management fees owed to Hunt Manager under our management agreement partially offset by a decrease of $0.2 million in stock-based compensation. The increase in professional services represents $1.9 million of costs related to the Definitive Agreement and $0.4 million for regulatory matters. We anticipate additional expenses will be incurred related to our Rate Case and Definitive Agreement throughout the remainder of 2017. See Recent Events above and Regulatory Matters below for additional information.

Depreciation — Depreciation expense was $25.7 million and $22.5 million for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $3.2 million, or 14.2%. The increase in depreciation expense was due to additional assets placed in service during 2017 and 2016.

Interest expense, net — Interest expense, net was $19.8 million and $17.9 million during the six months ended June 30, 2017 and 2016, respectively, representing an increase of $1.9 million, or 10.6%. The increase in interest expense, net was due to higher average debt balances during 2017 as compared to 2016. Interest expense was partially offset by $1.6 million of AFUDC on debt in 2017 as compared to $1.8 million of AFUDC on debt in 2016. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was less than $0.1 million and $1.9 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in other income, net was primarily driven by no AFUDC on other funds being recognized in 2017 compared to $1.9 million AFUDC on other funds recognized in 2016. AFUDC on other funds was not recognized during 2017 as the short-term borrowings were in excess of the CWIP balance; therefore, CWIP was financed completely with debt.

Net income — Net income was $21.1 million and $18.0 million during the six months ended June 30, 2017 and 2016, respectively, representing an increase of $3.1 million, or 17.2%. The increase in net income between the two periods was attributable to a $12.5 million increase in lease revenue partially offset by a $2.3 million increase in general and administrative expense, $3.2 million increase in depreciation expense, $1.9 million increase in interest expense, net and a $1.9 million decrease in other income, net.

Liquidity and Capital Resources

As of June 30, 2017, we had $9.7 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of June 30, 2017, we also had $1.7 million of restricted cash and $325.0 million of unused capacity under our revolving credit facilities.

We use our cash flows from operations and borrowings under our credit facilities to fund current obligations, projected working capital requirements, maturities of long-term debt, budgeted capital spending and the payment of dividends. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2019 without raising proceeds from additional equity offerings. However, if (1) we acquire additional regulated assets, (2) debt capital is unavailable on favorable terms, or at all, at a time when we would choose to access debt capital markets, (3) the capital expenditure requirements of our business are different than our expectations, (4) our credit metrics are weaker than our targeted levels, (5) the cash flows from operations do not meet our current estimates or (6) any other unexpected factors, such as capitalization or other requirements imposed by the PUCT, were to impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

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

Capital Expenditures

We fund Footprint Projects related to our regulated assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures, cash for additions to electric plant on the Consolidated Statements of Cash Flows, for the six months ended June 30, 2017 and 2016 were $91.6 million and $120.6 million, respectively. On an accrual basis, capital expenditures for the six months ended June 30, 2017 and 2016 were $86.1 million and $117.3 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures due in part to differences in construction costs incurred during the period versus cash paid during the period.

Under the terms of our leases, Sharyland provides a capital expenditure forecast on a rolling three year basis that sets forth anticipated capital expenditures related to our regulated assets during the fall of each year. Sharyland also provides us a quarterly update to determine if any material changes to the budget have been identified.

Assuming the completion of the exchange transaction during the fourth quarter of 2017, we expect estimated distribution Footprint Projects capital expenditures for the calendar year 2017 in the range of $35 million to $60 million, which is consistent with our previous forecasted amounts. Our estimated transmission Footprint Projects capital expenditures for the calendar years 2017 through 2019 are expected to be in the range of $185 million to $315 million as set forth in the table below. This forecast is slightly reduced due to certain substation work shifting to Oncor through the exchange transaction. We intend to fund these capital expenditures with a mix of debt and cash flows from operations.

	Years Ending December 31,
(In millions)	2017	2018	2019
Total estimated Transmission Footprint Projects capital expenditures	$130-160	$45-95	$10-60

In addition to supporting ongoing load growth in our service territories, in recent years we have also made significant capital investments to expand the capacity of our CREZ assets and reinforce, upgrade and expand our regulated assets in our S/B/C service territory in response to rapid demand growth in our West Texas system. Many of these projects are coming to a conclusion during 2017 and 2018 and, as a result, our capital expenditures forecast for 2019 is primarily driven by expectations regarding new assets that either relieve congestion or expand our footprint to connect new generation supply in the Texas Panhandle and West Texas.

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

We paid a total of $15.2 million in dividends and distributions during each of the three months ended June 30, 2017 and 2016. We paid a total of $30.3 million and $28.8 million in dividends and distributions during the six months ended June 30, 2017 and 2016, respectively.

On June 2, 2017, our board of directors approved a cash distribution by our Operating Partnership to all unit holders of record on June 30, 2017 of $0.25 per unit, or $1.00 per unit on an annualized basis, for a total distribution of $15.2 million ($10.9 million to InfraREIT, Inc.). Also on June 2, 2017, our board of directors declared a cash dividend to stockholders of record of InfraREIT, Inc. on June 30, 2017 of $0.25 per share of common stock, or $1.00 per share on an annualized basis, for a total of $10.9 million. The cash distribution and cash dividend were paid on July 20, 2017.

Credit Arrangements

We have two revolving credit facilities, a senior secured term loan and senior secured notes. Our assets are collateral under our various debt arrangements. See Note 6, Borrowings Under Credit Facilities and Note 7, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Operating Partnership Revolving Credit Facility

Our Operating Partnership is party to a $75.0 million revolving credit facility with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019.

As of June 30, 2017 and December 31, 2016, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of June 30, 2017 and December 31, 2016, our Operating Partnership was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS has a $250.0 million revolving credit facility, with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility matures on December 10, 2019.

As of June 30, 2017, SDTS had no borrowings or letters of credit outstanding and there was $250.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50% with no letters of credit outstanding and $112.5 million of borrowing capacity available under this revolving credit facility. As of June 30, 2017 and December 31, 2016, SDTS was in compliance with all debt covenants under the credit agreement.

In June 2017, the outstanding balance on the SDTS revolving credit facility was repaid with the proceeds from the $200.0 million SDTS senior secured term loan credit facility.

Senior Secured Debt

Our subsidiary, Transmission and Distribution Company, L.L.C. (TDC) issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of June 30, 2017, $16.9 million of principal was outstanding under the TDC Notes.

SDTS has 5.04% per annum senior secured notes issued to The Prudential Insurance Company of America and affiliates (2011 Notes) with a principal balance of $60.0 million which is due in full on June 20, 2018. Interest is payable quarterly with no principal payments until maturity. The carrying amount of the 2011 Notes was $60.0 million as of June 30, 2017.

On June 5, 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with a maturity date of June 5, 2020. Interest is payable at least quarterly at the option of SDTS with the full principal amount due at maturity. As of June 30, 2017, the weighted average interest rate was 2.33%. The proceeds from the issuance of the 2017 Term Loan were used to repay the outstanding balance on the SDTS revolving credit facility and for general corporate purposes.

SDTS has $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025 and $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of June 30, 2017, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of June 30, 2017, $41.6 million of principal was outstanding under the 2009 Notes. Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of June 30, 2017, $95.1 million of principal was outstanding under the 2010 Notes.

As of June 30, 2017 and December 31, 2016, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes and term loan credit facility.

Cash Flows

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Cash flows from operating activities — Net cash provided by operating activities was $56.2 million and $60.5 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in net cash provided by operating activities related primarily to less cash provided by working capital changes during 2017 compared to 2016 partially offset by higher lease revenue during the six months ended June 30, 2017 compared to the same period of 2016.

Cash flows from investing activities — Net cash used in investing activities was $91.6 million and $120.6 million during the six months ended June 30, 2017 and 2016, respectively. All the net cash used in investing activities represented capital expenditures related to the construction of our regulated assets.

Cash flows from financing activities — Net cash provided by financing activities was $27.5 million and $61.4 million during the six months ended June 30, 2017 and 2016, respectively. The decrease related primarily to the additional $147.2 million repayment of short-term and long-term borrowings in 2017 compared to 2016.  This was partially offset by a $115.0 million increase in proceeds from the issuance of short-term and long-term debt during 2017 compared to 2016. Additionally, the payment of dividends and distributions were $1.5 million higher in 2017 compared to 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

Regulatory Matters

Sharyland and SDTS filed the December Rate Case Filing with the PUCT on December 30, 2016. On March 28, 2017, an abatement of the Rate Case was granted and the hearing on the merits that was scheduled for March 29 through April 7, 2017 was canceled, pending ongoing settlement negotiations among us and the other parties to the Rate Case.

On July 21, 2017, SDTS and Sharyland reached an agreement with certain parties to the Rate Case regarding its proposed dismissal and signed a Definitive Agreement with Oncor. See Recent Events above for additional information on the Definitive Agreement. Simultaneous with the signing of the Definitive Agreement with Oncor, Sharyland and SDTS entered into an agreement with certain parties to the Rate Case, which, if approved by the PUCT, will result in the dismissal of the Rate Case. Once the Rate Case is dismissed, SDTS and Sharyland will continue operating under their existing regulatory structure, and the current regulatory parameters will remain in place until the next rate case, including an allowed return on equity of 9.7%, a capital structure of 55% debt to 45% equity and a cost of debt of 6.73%. Sharyland and SDTS will be required to file a new rate case in the calendar year 2020 with a test year ending December 31, 2019.

We expect an increase in our general and administrative expense throughout the remainder of 2017 related to SDTS’s participation in the Rate Case and related matters.

There can be no guarantee that the transaction will receive all necessary approvals or that the Rate Case will be dismissed. However, we currently expect the simultaneous closing of the transaction and dismissal of the Rate Case during the fourth quarter of 2017.

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

As a result of an SEC comment letter, we are adjusting our non-GAAP performance measures as of June 30, 2017 to exclude the adjustment for percentage rent, which historically has reflected a quarterly, not annual, adjustment for the difference between the amount of percentage rent payments we expect to receive with respect to the applicable period and the amount of percentage rent we recognize under U.S. GAAP during the period. Accordingly, all non-GAAP performance measures for periods previously presented have been adjusted to remove the effects of the percentage rent adjustment for the respective period.

We derive our non-GAAP measures as follows to show our core operational performance:

•

We define non-GAAP net income as net income adjusted in a manner we believe is appropriate to show our core operational performance, which includes an adjustment for the difference between the amount of base rent payments that we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP and an adjustment for the transaction costs related to the proposed exchange transaction with Oncor.

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

•	We define EBITDA as net income before interest expense, net; income tax expense; depreciation and amortization.
•	Adjusted EBITDA is defined as EBITDA adjusted in a manner we believe is appropriate to show our core operational performance, including:
•	an adjustment for the difference between the amount of base rent payments we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP;
•	an adjustment for the transaction costs related to the proposed exchange transaction with Oncor; and
•	adjusting for other income (expense), net.
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

Our management uses Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO as important supplemental measures of our operating performance. For example, management uses the CAD measurement when recommending dividends to our board of directors. We also present non-GAAP performance measures because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. We have a diverse set of investors, including investors that primarily focus on utilities, yieldcos, master limited partnerships (MLPs) or REITs. Our management believes that each of these different classes of investors focuses on different types of metrics in the evaluation of us. For instance, many utility investors focus on earnings per share (EPS) and we believe our presentation of Non-GAAP EPS enables a better comparison to other utilities. Our management believes it is appropriate to calculate and provide these measures in order to be responsive to these investors. Including reporting on these measures in our public disclosures also ensures that this information is available to all our investors. The presentation of Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

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

Non-GAAP EPS was $0.20 per share for each of the three months ended June 30, 2017 and 2016. Non-GAAP EPS during the three months ended June 30, 2017 and 2016 was based on 60.7 million and 60.6 million weighted average shares outstanding, respectively. Non-GAAP EPS reflected a $0.3 million increase in Non-GAAP net income from $12.1 million during the three months ended June 30, 2016 to $12.4 million for the three months ended June 30, 2017, resulting from an increase in lease revenues of $6.6 million reduced by increases of $1.9 million in general and administrative expense, $1.6 million in depreciation expense and $1.0 million in interest expense, net. Additionally, other income, net decreased by $1.1 million as a result of the reduction in our AFUDC on other funds. The increase in lease revenues was further offset by a $2.7 million decrease in the base rent adjustment due to timing difference associated with our recognition of base rent. Further, during the three months ended June 30, 2017, we added a new adjustment for transaction costs representing the costs related to the proposed exchange transaction with Oncor. This $1.9 million adjustment offset in its entirety the increase in general and administrative expense.

For the three months ended June 30, 2017, CAD increased $1.4 million, or 11.5%, to $13.6 million as compared to $12.2 million for the three months ended June 30, 2016. Adjusted EBITDA was $35.8 million for the three months ended June 30, 2017 compared to $31.8 million for the three months ended June 30, 2016, representing an increase of $4.0 million, or 12.6%. For the three months ended June 30, 2017, AFFO was $25.4 million compared to $22.4 million in the same period in 2016, representing an increase of $3.0 million, or 13.4%.

Non-GAAP EPS was $0.40 per share for each of the six months ended June 30, 2017 and 2016. Non-GAAP EPS during the six months ended June 30, 2017 and 2016 was based on 60.7 million and 60.6 million weighted average shares outstanding, respectively. Non-GAAP EPS reflected a $0.4 million, or 1.7%, increase in Non-GAAP net income from $24.0 million during the six months ended June 30, 2016 to $24.4 million for the six months ended June 30, 2017, resulting from an increase in lease revenues of $12.5 million reduced by increases of $2.3 million in general and administrative expense, $3.2 million in depreciation expense and $1.9 million in interest expense, net. Additionally, other income, net decreased by $1.9 million as a result of the reduction in our AFUDC on other funds. The increase in lease revenues was further offset by a $4.7 million decrease in the base rent adjustment due to timing difference associated with our recognition of base rent. Further, during the six months ended June 30, 2017, we added a new adjustment for transaction costs representing the costs related to the proposed exchange transaction with Oncor. This $1.9 million adjustment offset a majority of the increase in general and administrative expense.

For the six months ended June 30, 2017, CAD increased $2.1 million, or 8.5%, to $26.7 million as compared to $24.6 million for the six months ended June 30, 2016. Adjusted EBITDA was $70.4 million for the six months ended June 30, 2017 compared to $62.9 million for the six months ended June 30, 2016, representing an increase of $7.5 million, or 11.9%. For the six months ended June 30, 2017, AFFO was $50.0 million compared to $44.5 million in the same period in 2016, representing an increase of $5.5 million, or 12.4%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(In thousands, except per share amounts, unaudited)	Amount	Per Share (3)	Amount	Per Share (4)
Net income attributable to InfraREIT, Inc.	$7,308	$0.17	$6,608	$0.15
Net income attributable to noncontrolling interest	2,821	0.17	2,576	0.15
Net income	10,129	0.17	9,184	0.15
Base rent adjustment (1)	342	—	2,963	0.05
Transaction costs (2)	1,937	0.03	—	—
Non-GAAP net income	$12,408	$0.20	$12,147	$0.20

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(In thousands, except per share amounts, unaudited)	Amount	Per Share (3)	Amount	Per Share (4)
Net income attributable to InfraREIT, Inc.	$15,257	$0.35	$12,923	$0.30
Net income attributable to noncontrolling interest	5,889	0.35	5,038	0.30
Net income	21,146	0.35	17,961	0.30
Base rent adjustment (1)	1,299	0.02	5,998	0.10
Transaction costs (2)	1,937	0.03	—	—
Non-GAAP net income	$24,382	$0.40	$23,959	$0.40

(1)

This adjustment relates to the difference between the timing of cash base rent payments made under our leases and when we recognize base rent revenue under U.S. GAAP. We recognize base rent on a straight-line basis over the applicable term of the lease commencing when the related assets are placed in service, which is frequently different than the period in which the cash base rent becomes due.

(2)

This adjustment reflects transaction costs related to the proposed exchange transaction with Oncor. These costs are exclusive of our routine business operations or typical rate case costs and have been excluded to present additional insights on our core operations.

(3)

The weighted average common shares outstanding of 43.8 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding of 16.9 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding of 60.7 million was used for the remainder of the per share calculations.

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

CAD

The following sets forth a reconciliation of net income to CAD:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2017	2016	2017	2016
Net income	$10,129	$9,184	$21,146	$17,961
Depreciation	12,982	11,410	25,669	22,484
Base rent adjustment (1)	342	2,963	1,299	5,998
Amortization of deferred financing costs	1,026	1,004	2,030	2,007
Non-cash equity compensation	145	228	285	520
Transaction costs (2)	1,937	—	1,937	—
Other income, net (3)	(17)	(1,137)	(20)	(1,896)
Capital expenditures to maintain net assets	(12,982)	(11,410)	(25,669)	(22,484)
CAD	$13,562	$12,242	$26,677	$24,590

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)

Includes AFUDC on other funds of $1.1 million and $1.9 million for the three and six months ended June 30, 2016. There was no AFUDC on other funds recorded during the three and six months ended June 30, 2017.

EBITDA and Adjusted EBITDA

The following sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2017	2016	2017	2016
Net income	$10,129	$9,184	$21,146	$17,961
Interest expense, net	10,141	9,055	19,839	17,897
Income tax expense	321	293	565	479
Depreciation	12,982	11,410	25,669	22,484
EBITDA	33,573	29,942	67,219	58,821
Base rent adjustment (1)	342	2,963	1,299	5,998
Transaction costs (2)	1,937	—	1,937	—
Other income, net (3)	(17)	(1,137)	(20)	(1,896)
Adjusted EBITDA	$35,835	$31,768	$70,435	$62,923

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

FFO and AFFO

The following sets forth a reconciliation of net income to FFO and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2017	2016	2017	2016
Net income	$10,129	$9,184	$21,146	$17,961
Depreciation	12,982	11,410	25,669	22,484
FFO	23,111	20,594	46,815	40,445
Base rent adjustment (1)	342	2,963	1,299	5,998
Transaction costs (2)	1,937	—	1,937	—
Other income, net (3)	(17)	(1,137)	(20)	(1,896)
AFFO	$25,373	$22,420	$50,031	$44,547

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

Financial Information Related to Our Tenant

We have legal title to our regulated assets; however, Sharyland maintains operational control of those assets through the leases and through its managing member interest in SDTS and is responsible for construction and maintenance of our regulated assets. These rights and obligations constitute continuing involvement, which results in failed sale-leaseback financing accounting with respect to the lease of our regulated assets in Sharyland’s financial statements. Under failed sale-leaseback financing accounting, Sharyland is treated as the owner of the assets under all lease agreements, including regulated assets currently under construction. Consequently, our regulated assets, including any regulated assets currently under construction, are reflected as assets, and an estimate of Sharyland’s lease obligations to us are reflected as liabilities, on Sharyland’s balance sheet.

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

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback financing accounting treatment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$6,427	$264	$11,034	$4,026
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	8,821	7,721	17,449	15,193
Add: Failed sale-leaseback interest expense	36,788	34,556	72,490	67,362
Deduct: Rent expense	47,328	43,055	94,037	86,304
Sharyland's management reported net income (loss)	4,708	(514)	6,936	277
Adjustments:
Add: Interest expense (income), net	1,602	481	3,093	(78)
Add: Income tax expense	430	360	856	717
Add: Depreciation and amortization	2,275	2,167	4,879	4,363
Add: Rent expense	47,328	43,055	94,037	86,304
EBITDAR	$56,343	$45,549	$109,801	$91,583
Ratio of EBITDAR to rent expense	1.19x	1.06x	1.17x	1.06x

	June 30, 2017
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$98,573	$—	$98,573
Property, plant and equipment, net	1,898,993	(1,623,255)	275,738
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	41,569	(23,793)	17,776
Total Assets	$2,040,235	$(1,647,048)	$393,187
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$50,263	$—	$50,263
Current portion of financing obligation	32,739	(32,739)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	27,360	—	27,360
Short-term borrowings from affiliates	5,000	—	5,000
Revolving line of credit	—	—	—
Current state margin tax payable	1,072	—	1,072
Total current liabilities	119,927	(32,739)	87,188
Long-term financing obligations	1,612,478	(1,612,478)	—
Long-term debt	157,088	—	157,088
Regulatory liabilities	10,372	—	10,372
Other post-employment benefits (OPEB) and other long-term liabilities	6,131	—	6,131
Total liabilities	1,905,996	(1,645,217)	260,779
Commitments and contingencies	—	—	—
Partners' capital	134,239	(1,831)	132,408
Total Partners' Capital and Liabilities	$2,040,235	$(1,647,048)	$393,187

	December 31, 2016
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$79,563	$—	$79,563
Property, plant and equipment, net	1,847,746	(1,570,237)	277,509
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	41,807	(23,793)	18,014
Total Assets	$1,970,216	$(1,594,030)	$376,186
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$46,174	$—	$46,174
Current portion of financing obligation	39,028	(39,028)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	28,674	—	28,674
Current state margin tax payable	1,756	—	1,756
Total current liabilities	119,125	(39,028)	80,097
Long-term financing obligations	1,555,797	(1,555,797)	—
Long-term debt	158,834	—	158,834
Regulatory liabilities	6,907	—	6,907
OPEB and other long-term liabilities	6,348	—	6,348
Total liabilities	1,847,011	(1,594,825)	252,186
Commitments and contingencies	—	—	—
Partners' capital	123,205	795	124,000
Total Partners' Capital and Liabilities	$1,970,216	$(1,594,030)	$376,186

Under the Definitive Agreement, Sharyland will transfer general and regulatory assets used for the retail distribution business net of liabilities at carrying value of approximately $6.5 million to Oncor for approximately $6.5 million in cash, subject to customary adjustments to be made at and following closing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have floating rate debt under our 2017 Term Loan and revolving credit facilities and are exposed to changes in interest rates on these debt instruments. In recent years, the credit markets have experienced historical lows in interest rates. If interest rates rise, the rates on our floating rate debt and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

As of June 30, 2017, there were no outstanding balances on our revolving credit facilities and there was $200.0 million outstanding on our 2017 Term Loan. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.5 million and $1.0 million for the three and six months ended June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

There have been no material changes in our risk factors during the six months ended June 30, 2017 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2016 Form 10-K, other than set forth below. You should carefully consider the risk factors discussed in our 2016 Form 10-K and below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

If we are unable to complete the exchange transaction with Oncor or achieve the dismissal of the Rate Case, our business could be adversely affected.

The effectiveness of the Rate Case dismissal and the closing of our exchange transaction with Oncor (the Exchange Transaction) are dependent upon each other and are subject to a number of closing conditions, including approval by the PUCT of: (1) the Exchange Transaction and the other transactions contemplated by the Definitive Agreement (collectively, Transactions), (2) the Rate Case dismissal and (3) Oncor’s rate case settlement, in each case on terms consistent with those proposed by the relevant parties. The closing of the Transactions is also conditioned on Oncor’s parent company obtaining consent of the U.S. Bankruptcy Court for the District of Delaware and SDTS obtaining certain consents from its lenders, as well as other customary closing conditions. Many of these conditions are beyond our control, and it is possible that one or more of these conditions may not be satisfied or, if applicable, waived. Accordingly, there can be no assurances that we will complete the Exchange Transaction on the terms described in the Definitive Agreement or at all, or that the completion of the Exchange Transaction will not be delayed beyond our current expectations.

If we are unable to complete the Exchange Transaction, we will not realize the expected benefits from that transaction. Further, because the closing of the Exchange Transaction is a condition of the proposed dismissal of the Rate Case, if the Exchange Transaction was not completed for any reason, then, unless the parties to the Rate Case are able to negotiate an alternate settlement, the Rate Case abatement would be lifted and SDTS and Sharyland would have to continue litigating the pending Rate Case, which could result in regulatory requirements or outcomes that materially and adversely affect our business.

Even if we complete the Exchange Transaction, we may incur unexpected liabilities and may not be able to achieve the benefits that we expect.

To date, our assessment of the transmission assets to be acquired in the Exchange Transaction (Acquired Assets) has been based on customary due diligence, but our assessment has may not have identified all existing or potential problems, nor enables us to become familiar enough with the Acquired Assets to fully assess any deficiencies. If we incur costs to remediate any deficiencies in the Acquired Assets that exist or arise, we may not have adequate recourse against Oncor for such deficiencies, and there is no assurance that the PUCT will determine that all of such capital expenditures can be recovered through rates. Further, our ability to make specified claims against Oncor generally expires over time, and we may be left with no recourse for liabilities and other problems associated with the Acquired Assets that we do not discover prior to the expiration date related to such matters under the Definitive Agreement. In addition, while we and Sharyland have agreed in the Side Letter to cooperate in negotiating changes to our leases to give effect to the Transactions, we have not yet negotiated the lease payments for Sharyland’s lease of the Acquired Assets upon closing. Although we generally expect that the terms of the lease agreements, including the manner for establishing rent rates, will be similar to the terms of the existing lease agreements, there can be no assurance that the lease payments with respect to the Acquired Assets will meet our current expectations or be comparable to the lease payments that we would otherwise receive if we retained the retail distribution assets.

The change in the composition of our asset portfolio also may reduce our capital expenditures and, as a result, our ability to grow our rate base and lease revenue.

We cannot materially increase our lease revenue unless the rate base of our assets grows. In recent years, our primary method for increasing our rate base and, as a result, our lease revenues has been funding capital expenditures under our leases. However, as a result of the Exchange Transaction, we will forgo future distribution capital expenditures, and we currently do not expect any near-term capital expenditures related to the Acquired Assets. Additionally, after the closing of the Exchange Transaction, transmission assets will constitute approximately 90% of our rate base, and we expect to focus on a transmission-based strategy. Transmission projects, as compared to distribution projects, are typically larger projects that require longer lead times. As a result, we may experience increased variability in our growth rate.

Certain of the issues raised in the current Rate Case may again be raised in a future rate case, and the outcome or resolution of those issues in the future cannot be predicted.

The Rate Case Dismissal Agreement preserves the right of the parties to the Rate Case to address in a future proceeding all issues not mooted by the Transactions, including the threshold legal and policy issues previously raised by the PUCT as part of the current Rate Case. Therefore, it is possible that in a future proceeding parties may again argue that our leases, including the rent rates that SDTS charges Sharyland for its lease of the regulated assets owned by SDTS, should be directly regulated by the PUCT as tariffs under the Texas Public Utility Regulatory Act, question our ability to recover an income tax allowance, or raise various other issues that were at issue in our pending Rate Case.

Under the terms of the Rate Case Dismissal Agreement, Sharyland and SDTS will be required to file a new rate case in the calendar year 2020, based on a test year ending December 31, 2019, and the PUCT has the authority to require us to file a new rate case earlier. Although we cannot predict what issues will be raised in that rate case or what the outcome of any particular issue will be, it is possible that the consideration and resolution of any of the issues that were previously raised in our current Rate Case could result in regulatory requirements or outcomes that materially and adversely affect our operating results and financial condition, limit our ability to timely recover our capital investments, challenge our ability to continue to operate as a REIT under applicable tax laws or otherwise materially and adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description

2.1	—

Agreement and Plan of Merger, dated as of July 21, 2017, by and among Sharyland Distribution & Transmission Services, L.L.C., Sharyland Utilities, L.P., SU AssetCo, L.L.C., Oncor Electric Delivery Company LLC and Oncor AssetCo LLC (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 21, 2017 and filed July 24, 2017 and incorporated herein by reference).

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

Term Loan Credit Agreement, dated as of June 5, 2017, among Sharyland Distribution & Transmission Services, L.L.C., the several lenders from time to time parties thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2017 and filed June 6, 2017 and incorporated herein by reference).

10.2	—

Letter Agreement, dated as of July 21, 2017, by and between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2017 and filed July 24, 2017 and incorporated herein by reference).

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of June 30, 2017

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number		Description

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ Brant Meleski
Date: August 2, 2017	Brant Meleski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lance J. Phillips
Date: August 2, 2017	Lance J. Phillips
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)