Form 10-Q
period 2017-09-30
InfraREIT, Inc.
filed 2017-11-02
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 30, 2017, 43,796,915 shares of common stock were issued and outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, the assumptions and estimates underlying the forward-looking statements included in this document are inherently uncertain and are subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in this document. Accordingly, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document, and you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors, and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the incurrence of unexpected liabilities or failure to achieve the expected benefits of the asset exchange transaction, or the inability to satisfy the remaining closing conditions;
•	the amount of available investment to grow our rate base;
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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2017 (2016 Form 10-K); and Part II, Item 1A., Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 2, 2017 (June 2017 Form 10-Q).

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,186	$17,612
Restricted cash	1,682	1,682
Due from affiliates	28,518	32,554
Inventory	7,181	7,276
Prepaids and other current assets	753	726
Total current assets	42,320	59,850
Electric Plant, net	1,752,645	1,640,820
Goodwill	138,384	138,384
Other Assets	35,378	37,646
Total Assets	$1,968,727	$1,876,700
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$32,052	$37,372
Short-term borrowings	35,000	137,500
Current portion of long-term debt	67,632	7,849
Dividends and distributions payable	15,169	15,161
Accrued taxes	5,288	4,415
Total current liabilities	155,141	202,297
Long-Term Debt, Less Deferred Financing Costs	843,884	709,488
Regulatory Liability	28,486	21,004
Total liabilities	1,027,511	932,789
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,795,632 and 43,772,283 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	438	438
Additional paid-in capital	706,337	705,845
Accumulated deficit	(20,494)	(18,243)
Total InfraREIT, Inc. equity	686,281	688,040
Noncontrolling interest	254,935	255,871
Total equity	941,216	943,911
Total Liabilities and Equity	$1,968,727	$1,876,700

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Lease revenue	$51,618	$49,419	$131,664	$116,869
Operating costs and expenses
General and administrative expense	6,718	5,336	19,565	15,861
Depreciation	13,328	11,828	38,997	34,312
Total operating costs and expenses	20,046	17,164	58,562	50,173
Income from operations	31,572	32,255	73,102	66,696
Other (expense) income
Interest expense, net	(10,357)	(9,379)	(30,196)	(27,276)
Other income, net	331	1,024	351	2,920
Total other expense	(10,026)	(8,355)	(29,845)	(24,356)
Income before income taxes	21,546	23,900	43,257	42,340
Income tax expense	308	299	873	778
Net income	21,238	23,601	42,384	41,562
Less: Net income attributable to noncontrolling interest	5,908	6,560	11,797	11,598
Net income attributable to InfraREIT, Inc.	$15,330	$17,041	$30,587	$29,964
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.35	$0.39	$0.70	$0.69
Diluted	$0.35	$0.39	$0.70	$0.69
Cash dividends declared per common share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$42,384	$41,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,997	34,312
Amortization of deferred financing costs	3,101	3,010
Allowance for funds used during construction - other funds	(318)	(2,903)
Equity based compensation	428	750
Changes in assets and liabilities:
Due from affiliates	4,036	5,198
Inventory	95	(99)
Prepaids and other current assets	(27)	(209)
Accounts payable and accrued liabilities	334	11,327
Net cash provided by operating activities	89,030	92,948
Cash flows from investing activities
Additions to electric plant	(147,803)	(179,765)
Net cash used in investing activities	(147,803)	(179,765)
Cash flows from financing activities
Proceeds from short-term borrowings	110,500	94,500
Repayments of short-term borrowings	(213,000)	(56,000)
Proceeds from borrowings of long-term debt	200,000	100,000
Repayments of long-term debt	(5,845)	(5,528)
Deferred financing costs	(809)	(649)
Dividends and distributions paid	(45,499)	(43,948)
Net cash provided by financing activities	45,347	88,375
Net (decrease) increase in cash and cash equivalents	(13,426)	1,558
Cash and cash equivalents at beginning of period	17,612	9,471
Cash and cash equivalents at end of period	$4,186	$11,029

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

Basis of Presentation

InfraREIT, Inc. is a Maryland corporation, which may be referred to in these financial statements as the “Company,” “we,” “us” and “our.” These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2017 (2016 Form 10-K).

We held 72.2% of the outstanding partnership units (OP Units) in InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of September 30, 2017 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. Hunt Consolidated, Inc. affiliates, current or former employees and members of our board of directors held the other 27.8% of the outstanding OP Units as of September 30, 2017.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We believe the new guidance will have a minimal impact on our financial position, results of operations and cash flows due to the limited changes around lessor transactions.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted. The new standard should be applied retrospectively to all periods presented, unless deemed impracticable, in which case prospective application is permitted. We believe the new guidance will have an immaterial impact on the presentation of our cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 203): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force). ASU 2016-18 adds to or clarifies current guidance on the classification and presentation of restricted cash in the statement of cash flows. The new guidance requires entities to include in their cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The guidance does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for periods beginning after December 15, 2017, with early adoption permitted. If an entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet adopted the new guidance, but it will affect our Consolidated Statement of Cash Flows for the presentation of restricted cash.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides new guidance for entities that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The new guidance is intended to help entities evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance provides a more robust framework to use in determining when a set of assets and activities is considered a business. The guidance also provides more consistency in applying the rules for defining a business, reduces the costs of application and makes the definition of a business more operable. The new guidance is effective for annual periods beginning after December 15, 2017, with earlier application permitted. We are currently evaluating the new guidance and the extent of the impact this standard may have on our financial position, results of operations and cash flows.

2.	Asset Exchange Transaction

On July 21, 2017, our regulated subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS), and our sole tenant, Sharyland Utilities, L.P. (Sharyland), signed a definitive agreement (Definitive Agreement) with Oncor Electric Delivery Company LLC (Oncor) to exchange SDTS’s retail distribution assets for a group of Oncor’s transmission assets located in West and Central Texas. Under the Definitive Agreement with Oncor, SDTS will exchange approximately $400 million of net distribution assets for approximately $380 million of transmission assets located in West and Central Texas and approximately $20 million in cash from Oncor, subject to customary adjustments to be made at and following the closing of the transaction. These transactions are structured to qualify, in part, as a simultaneous tax deferred like-kind exchange of assets to the extent that the assets are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended).

Upon closing, Sharyland will lease these assets from SDTS and operate them under an amended certificate of convenience and necessity (CCN). Thereafter, SDTS will continue to own and lease to Sharyland certain substations related to its distribution assets, but Sharyland will exit the retail distribution business. In accordance with the Definitive Agreement, SDTS, Sharyland and Oncor filed a joint Sale-Transfer-Merger application (STM) with the Public Utility Commission of Texas (PUCT) on August 4, 2017 under Docket No. 47469 requesting PUCT approval of the asset exchange transaction. See Note 18, Subsequent Events for additional information regarding the approval of the STM.

Concurrently with the execution of the Definitive Agreement, Sharyland and SDTS entered into an agreement (Rate Case Dismissal Agreement) with certain parties to their pending rate case (Rate Case), which would result in the dismissal of the Rate Case upon the completion of the asset exchange transaction with Oncor. On September 29, 2017, the PUCT issued an order dismissing the Rate Case contingent on PUCT approval of the STM and the closing of the asset exchange transaction. For further information related to the Rate Case and the pending dismissal, see Note 10, Regulatory Matters.

The closing of the asset exchange transaction with Oncor and the effectiveness of the Rate Case dismissal are dependent upon each other and subject to a number of closing conditions, including the PUCT approvals discussed above as well as PUCT approval of Oncor’s rate case settlement. The closing of the asset exchange transaction is also contingent upon Oncor’s parent company obtaining consent of the U.S. Bankruptcy Court for the District of Delaware (Bankruptcy Court) and SDTS obtaining certain consents from its lenders, as well as other customary closing conditions.

On August 18, 2017, SDTS received early termination of the Hart-Scott-Rodino Act waiting period applicable to the asset exchange transaction. On September 15, 2017, the Bankruptcy Court approved Oncor’s parent company’s consent for Oncor to enter into the asset exchange transaction. See Note 18, Subsequent Events for additional information regarding the satisfaction of the other key closing conditions, including the PUCT’s approval of the STM and the consent of SDTS’s lenders to the asset exchange transaction.

3.	Related Party Transactions

Our subsidiary, SDTS, leases all our electric transmission and distribution assets (regulated assets) through several lease agreements to Sharyland, a Texas based utility and our sole tenant. Under the leases, we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or distribution projects primarily situated within our distribution service territory, or that physically hang from our existing transmission assets or that are physically located within one of our substations.

We earned lease revenues from Sharyland under these agreements of $51.6 million and $49.4 million during the three months ended September 30, 2017 and 2016, respectively. We earned lease revenues of $131.7 million and $116.9 million from Sharyland during the nine months ended September 30, 2017 and 2016, respectively. In connection with our leases with Sharyland, we recorded a deferred rent liability of $18.8 million and $15.6 million as of September 30, 2017 and December 31, 2016, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our regulated assets. For the nine months ended September 30, 2017 and 2016, the net amount of payments we made to Sharyland was $151.2 million and $179.5 million, respectively.

In connection with the Definitive Agreement, on July 21, 2017, SDTS and Sharyland entered into a letter agreement (Side Letter) in which they agreed to certain terms and conditions to address the actual or potential conflicts of interest arising between SDTS and Sharyland in connection with the transaction with Oncor. Specifically, the Side Letter includes, among other things: (a) certain representations and warranties from Sharyland that correspond to representations and warranties of SDTS under the Definitive Agreement relating to certain matters for which SDTS relies, in whole or in part, upon Sharyland under the leases and as operator of the assets; (b) a mutual covenant of SDTS and Sharyland to not take actions that would cause the other party to breach the Definitive Agreement; and (c) an allocation of expenses incurred in connection with the transactions. The Side Letter also provides that SDTS and Sharyland will amend the leases at closing of the transaction to reflect SDTS’s rights related to funding and ownership of future capital expenditure rights in the service territory previously certificated to Sharyland and cooperate to resolve other matters arising in connection with the transactions. For information related to the pending asset exchange transaction with Oncor, see Note 2, Asset Exchange Transaction.

As of September 30, 2017 and December 31, 2016, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $4.5 million and $13.7 million, respectively, related to amounts owed to Sharyland. As of September 30, 2017 and December 31, 2016, amounts due from affiliates on the Consolidated Balance Sheets included $28.5 million and $32.6 million, respectively, related to amounts owed by Sharyland associated with our leases and the Side Letter.

The management fee paid to Hunt Utility Services, LLC (Hunt Manager) for the nine months ended September 30, 2017 and 2016 was $14.1 million and $10.3 million, respectively. As of December 31, 2016, there was $3.5 million accrued associated with management fees on the Consolidated Balance Sheets. There were no prepaid or accrued amounts associated with the management fees on the Consolidated Balance Sheets as of September 30, 2017. Additionally, during the nine months ended September 30, 2017 and 2016, we paid Hunt Manager $0.2 million and $0.1 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

Our management agreement with Hunt Manager provided for an annual base fee, or management fee, of $13.1 million from April 1, 2015 through March 31, 2016. Effective as of April 1, 2016, the annual base fee was automatically adjusted to $14.0 million annually through March 31, 2017. Effective as of April 1, 2017, the annual base fee was automatically adjusted to $14.2 million annually through March 31, 2018. The base fee for each twelve month period beginning each April 1 thereafter will equal 1.50% of our total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. The term of the management agreement expires December 31, 2019 and will automatically renew for successive five year terms unless a majority of our independent directors decides to terminate the agreement.

4.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	September 30, 2017	December 31, 2016
Electric plant:
Transmission plant	$1,247,626	$1,203,164
Distribution plant	628,636	575,648
General plant	16,007	15,959
Total plant in service	1,892,269	1,794,771
Construction work in progress	125,539	107,189
Total electric plant	2,017,808	1,901,960
Accumulated depreciation	(265,163)	(261,140)
Electric plant, net	$1,752,645	$1,640,820

General plant consists primarily of a warehouse, buildings and associated assets. Construction work in progress (CWIP) relates to various transmission and distribution projects underway. The amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $26.9 million and $27.7 million as of September 30, 2017 and December 31, 2016, respectively.

See Note 2, Asset Exchange Transaction for information related to our pending asset exchange transaction with Oncor.

5.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of September 30, 2017 and December 31, 2016, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

6.	Other Assets

Other assets are as follows:

	September 30, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(542)	$425	$967	$(397)	$570
Other regulatory assets:
Deferred financing costs	28,570	(19,929)	8,641	27,761	(16,997)	10,764
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets	52,363	(19,929)	32,434	51,554	(16,997)	34,557
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$55,849	$(20,471)	$35,378	$55,040	$(17,394)	$37,646

Deferred financing costs on undrawn revolver consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility, see Note 7, Borrowings Under Credit Facilities.

Other regulatory assets consist of deferred financing costs within our regulated subsidiary, SDTS. The deferred financing costs primarily consist of debt issuance costs incurred in connection with the construction of our regulated assets or the refinancing of related debt. See Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs are recovered through rates established in our rate cases.

Deferred costs recoverable in future years of $23.8 million as of September 30, 2017 and December 31, 2016 represent operating costs incurred from inception of Sharyland through 2007. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation, we received a participation in the National Rural Utilities Cooperative Finance Corporation (NRUCFC). We account for this investment under the cost method of accounting. We believe that the investment is not impaired as of September 30, 2017 and December 31, 2016.

7.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facility

In 2014, InfraREIT LP entered into a $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by certain assets of InfraREIT LP, including accounts and other personal property, and is guaranteed by us and Transmission and Distribution Company, L.L.C. (TDC), with the TDC guarantee secured by the assets of, and InfraREIT LP’s equity interests in, TDC on materially the same basis as TDC’s senior secured notes described below in Note 8, Long-Term Debt.

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

As of September 30, 2017 and December 31, 2016, there were no borrowings or letters of credit outstanding, and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of September 30, 2017 and December 31, 2016, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

In 2014, SDTS entered into the third amended and restated credit agreement led by Royal Bank of Canada, as administrative agent, with a maturity date of December 10, 2019. The credit agreement contains a revolving credit facility with a borrowing capacity up to $250.0 million with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility is secured by certain of SDTS’s regulated assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s various senior secured note obligations described below in Note 8, Long-Term Debt.

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

As of September 30, 2017, SDTS had $35.0 million of borrowings outstanding at a weighted average interest rate of 3.79%, no letters of credit outstanding and $215.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50% with no letters of credit outstanding and $112.5 million of borrowing capacity available under this revolving credit facility. As of September 30, 2017 and December 31, 2016, SDTS was in compliance with all debt covenants under the credit agreement.

The credit agreements require InfraREIT LP and SDTS to comply with customary covenants for facilities of this type, including: debt to capitalization ratios, debt service coverage ratios, limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services and certain restrictions on the payment of dividends. The debt to capitalization ratio on the SDTS credit facility is calculated on a combined basis with Sharyland. The credit agreements also contain restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland. See Note 18, Subsequent Events for information related to an amendment to our SDTS revolving credit facility executed in connection with our pending asset exchange transaction with Oncor.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs under either facility and is continuing, the lenders may accelerate amounts due under such revolving credit facility.

8.	Long-Term Debt

Long-term debt consisted of the following:

		September 30, 2017		December 31, 2016
(In thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$16,563	8.50%	$17,500	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured term loan - $200.0 million	June 5, 2020	200,000	2.48%	—	n/a
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	100,000	3.86%
Senior secured notes - $53.5 million	December 30, 2029	41,073	7.25%	42,600	7.25%
Senior secured notes - $110.0 million	September 30, 2030	93,985	6.47%	97,366	6.47%
Total SDTS debt		895,058		699,966
Total long-term debt		911,621		717,466
Less unamortized deferred financing costs		(105)		(129)
Total long-term debt, less deferred financing costs		911,516		717,337
Less current portion of long-term debt		(67,632)		(7,849)
Debt classified as long-term debt, less deferred financing costs		$843,884		$709,488

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 7, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs, which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million as of September 30, 2017 and December 31, 2016.

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

The agreements governing the senior secured notes and 2017 Term Loan contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of September 30, 2017 and December 31, 2016, SDTS and TDC were in compliance with all debt covenants under the applicable agreements. See Note 18, Subsequent Events for information related to amendments to certain of our debt agreements executed in connection with our pending asset exchange transaction with Oncor.

SDTS’s Series A Notes, Series B Notes, 2009 Notes, 2010 Notes, 2011 Notes and 2017 Term Loan are secured by certain of SDTS’s transmission and distribution assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 7, Borrowings Under Credit Facilities.

The senior secured notes of TDC and SDTS and 2017 Term Loan are subject to customary events of default. If an event of default occurs with respect to the notes and is continuing, the lenders may accelerate the applicable amounts due.

9.	Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

We had fixed interest rate borrowings totaling $711.6 million and $717.5 million under our senior secured notes with a weighted average interest rate of 4.6% per annum as of September 30, 2017 and December 31, 2016, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

As of September 30, 2017, we had $200.0 million of borrowings under our 2017 Term Loan that accrues interest under a floating interest rate structure, which is typically repriced every month or three months. Accordingly, the carrying value of such indebtedness approximated its fair value for the amounts outstanding.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2017
Long-term debt	$911,621	$—	$954,748	$—
December 31, 2016
Long-term debt	$717,466	$—	$758,415	$—

10.	Regulatory Matters

Regulatory Liability

Our regulatory liability is established through depreciation rates related to cost of removal and represents amounts that we expect to incur in the future. As of September 30, 2017 and December 31, 2016, we recorded on the Consolidated Balance Sheets as a long-term liability $28.5 million and $21.0 million, respectively, net of actual removal costs incurred.

Rate Case Filing

On April 29, 2016, Sharyland filed a system-wide rate proceeding with the PUCT to update its rates (April Rate Case Filing). Pursuant to a restructuring order issued by the PUCT in 2008 allowing us to utilize a REIT structure, the April Rate Case Filing was prepared using the audited books and records of both Sharyland and SDTS and proposed rates to be set on a combined basis. However, as a result of a preliminary order issued by the PUCT in October 2016, Sharyland and SDTS filed an amended rate case application and rate filing packages (December Rate Case Filing) on December 30, 2016 with the PUCT, which superseded the April Rate Case Filing. On September 29, 2017, the PUCT issued an order dismissing the Rate Case contingent on PUCT approval of the STM and the closing of the asset exchange transaction. See Note 2, Asset Exchange Transaction and Note 18, Subsequent Events for additional information regarding the pending asset exchange transaction and the status of the key closing conditions.

Once the Rate Case dismissal becomes effective, SDTS and Sharyland will continue operating under their existing regulatory structure, and the current regulatory parameters will remain in place until the next rate case, including an allowed return on equity of 9.7%, a capital structure of 55% debt and 45% equity and a cost of debt of 6.73%. Sharyland and SDTS will be required to file a new rate case in the calendar year 2020 with a test year ending December 31, 2019.

11.	Commitments and Contingencies

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

We and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $0.75 per share or unit, as applicable, during each of the nine months ended September 30, 2017 and 2016. We paid a total of $45.5 million and $43.9 million in dividends and distributions during the nine months ended September 30, 2017 and 2016, respectively.

13.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of our Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. As of September 30, 2017 and December 31, 2016, there were a total of 16.9 million OP Units held by the limited partners of the Operating Partnership.

During the nine months ended September 30, 2017 and 2016, an aggregate of 31,633 and 29,722 long-term incentive units (LTIP Units), respectively, were issued by our Operating Partnership to members of our board of directors. For additional information, refer to Note 16, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. We redeemed 23,349 OP Units with the issuance of 23,349 shares of common stock during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we redeemed 183,496 OP Units with the issuance of 183,496 shares of common stock.

14.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of our common stock, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three and nine months ended September 30, 2017 and 2016.

Earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$15,330	$17,041	$30,587	$29,964
Weighted average common shares outstanding	43,784	43,755	43,779	43,634
Basic net income per share	$0.35	$0.39	$0.70	$0.69
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$15,330	$17,041	$30,587	$29,964
Weighted average common shares outstanding	43,784	43,755	43,779	43,634
Redemption of Operating Partnership units	—	—	—	—
Weighted average dilutive shares outstanding	43,784	43,755	43,779	43,634
Diluted net income per share	$0.35	$0.39	$0.70	$0.69
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$5,908	$6,560	$11,797	$11,598
Redemption of Operating Partnership units	16,891	16,884	16,896	16,999

15.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Base rent (straight-line)	$42,336	$38,629	$122,382	$106,079
Percentage rent	9,282	10,790	9,282	10,790
Total lease revenue	$51,618	$49,419	$131,664	$116,869

SDTS has entered into various leases with Sharyland for all our placed in service regulated assets. The master lease agreements, as amended, expire at various dates from December 31, 2017 through December 31, 2022. Each agreement includes annual base rent, while all but one agreement includes additional percentage rent (based on an agreed upon percentage of the gross revenue of Sharyland, as defined in the lease agreements, in excess of annual specified breakpoints). The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 32% to a low of 23%. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

For details on our December Rate Case Filing and the leases proposed in that filing, see Note 10, Regulatory Matters in our 2016 Form 10-K. On July 21, 2017, SDTS entered into the Rate Case Dismissal Agreement, and on September 29, 2017, the PUCT issued an order dismissing the Rate Case contingent on PUCT approval of the STM and the closing of the asset exchange transaction. See Note 10, Regulatory Matters for additional information regarding the pending dismissal of the Rate Case. Upon the closing of the asset exchange transaction, certain of the leases between SDTS and Sharyland will be amended to remove the distribution assets that are being transferred to Oncor. Additionally, we expect to add the transmission assets that are being acquired from Oncor to our existing CREZ lease, which has a remaining term through December 31, 2020. We expect the rent amounts for those assets to be determined in a manner similar to our existing assets; however, we expect rent to consist of only base rent, and not a percentage rent component, with respect to the newly acquired assets.

16.	Share-Based Compensation

We currently utilize the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) primarily to compensate the non-employee directors for their service on our board of directors. In January 2017, we issued an aggregate of 31,633 LTIP Units to members of our board of directors with a grant date fair value of $18.02 per LTIP Unit and an aggregate fair value of $0.6 million. The 31,633 LTIP Units will vest in January 2018, subject to continued service. In January 2016, we issued an aggregate of 4,735 shares of common stock and 29,722 LTIP Units to members of our board of directors with a grant date fair value of $18.58 per common share or LTIP Unit and an aggregate fair value of $0.6 million. The 29,722 LTIP Units vested in January 2017, and the 4,735 shares of common stock fully vested upon issuance. In April 2016, we issued 5,497 shares of common stock to members of our board of directors with a grant date fair value of $16.81 per common share and an aggregate fair value of $0.1 million. In July 2016, we issued 5,248 shares of common stock to members of our board of directors with a grant date fair value of $17.58 per common share and an aggregate fair value of $0.1 million. The April and July 2016 grants of shares of common stock fully vested upon issuance.

The compensation expense, which represents the fair value of the stock or LTIP Unit measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For the three months ended September 30, 2017 and 2016, $0.1 million and $0.2 million, respectively, was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. We recognized $0.4 million and $0.8 million of compensation expense during the nine months ended September 30, 2017 and 2016, respectively. The unamortized compensation expense related to these grants was $0.1 million as of September 30, 2017.

17.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Supplemental cash flow information
Cash paid during the period for interest	$26,004	$21,879
Non-cash investing and financing activities
Change in accrued additions to electric plant	8,901	3,383
Allowance for funds used during construction - debt	2,261	2,517
Redemption of operating partnership units for common stock	492	3,226
Dividends and distributions payable	15,169	15,160

18.	Subsequent Events

On October 13, 2017, the PUCT issued an order approving the STM for the asset exchange transaction and granting SDTS a CCN authorizing SDTS to continue to own and lease its assets to Sharyland and also issued an order approving the settlement of Oncor’s rate case. The PUCT’s approval of the STM and Oncor’s rate case settlement are both conditions to the closing of the asset exchange transaction.

On November 1, 2017, SDTS entered into agreements with respect to certain of the documents governing its outstanding indebtedness pursuant to which SDTS’s lenders consented to the asset exchange transaction and, effective upon closing of the asset exchange transaction, agreed to release all liens and security interests related to the assets being transferred to Oncor and to a modification of the asset sale covenants contained in SDTS’s revolving credit facility, 2017 Term Loan and various senior secured notes, in each case in a manner that provides additional flexibility to SDTS in the event of future asset sales.

Closing of the asset exchange transaction and the effectiveness of the Rate Case dismissal are expected during November 2017.

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

Overview

We are engaged in owning and leasing rate-regulated transmission and distribution assets in Texas. We are structured as a REIT and lease our regulated assets to Sharyland Utilities, L.P. (Sharyland), a Texas based regulated electric utility. Our assets are currently located in the Texas Panhandle near Amarillo (CREZ assets), the Permian Basin in and around Stanton, Central Texas around Brady, Northeast Texas in and around Celeste (S/B/C assets) and South Texas near McAllen (McAllen assets). We have grown rapidly over the last several years, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.5 billion as of September 30, 2017.

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

Recent Events

On July 21, 2017, our regulated subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS) and Sharyland signed a definitive agreement (Definitive Agreement) with Oncor Electric Delivery Company LLC (Oncor) to exchange SDTS’s retail distribution assets for a group of Oncor’s transmission assets located in West and Central Texas. Concurrently with the execution of the Definitive Agreement, Sharyland and SDTS entered into an agreement (Rate Case Dismissal Agreement) with certain parties to their pending rate case (Rate Case), which would result in the dismissal of the Rate Case upon the completion of the asset exchange transaction with Oncor.

Under the Definitive Agreement with Oncor, SDTS will exchange approximately $400 million of net distribution assets for approximately $380 million of transmission assets located in West and Central Texas and approximately $20 million in cash from Oncor, subject to customary adjustments to be made at and following the closing of the transaction. Sharyland will lease the acquired assets from SDTS and operate them under an amended certificate of convenience and necessity (CCN). SDTS will continue to own and lease to Sharyland certain substations related to its distribution assets, but Sharyland will no longer operate in the retail distribution business. These transactions are structured to qualify, in part, as a simultaneous tax deferred like-kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended).

Upon the closing of the asset exchange transaction, certain of the leases between SDTS and Sharyland will be amended to remove the distribution assets that are being transferred to Oncor. Additionally, we expect to add the transmission assets that are being acquired from Oncor to our existing CREZ lease, which has a remaining term through December 31, 2020. We expect the rent amounts for those assets to be determined in a manner similar to our existing assets; however, we expect rent to consist of only base rent, and not a percentage rent component, with respect to the newly acquired assets.

The closing of the asset exchange transaction with Oncor and the effectiveness of the Rate Case dismissal are dependent upon each other and subject to a number of closing conditions. On September 29, 2017, the PUCT issued an order dismissing the Rate Case contingent on PUCT approval of the joint Sale-Transfer-Merger application (STM) filed by SDTS, Sharyland and Oncor and the closing of the asset exchange transaction. On October 13, 2017, the PUCT issued an order approving the STM and granting SDTS a CCN to continue to own and lease its assets to Sharyland. As of November 1, 2017, all of the key closing conditions have been satisfied, and the closing of the asset exchange transaction is expected during November 2017.

For further information related to the Rate Case and the dismissal, see the caption Regulatory Matters below.

InfraREIT, Inc. Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Lease revenue
Base rent	$42,336	$38,629	$122,382	$106,079
Percentage rent	9,282	10,790	9,282	10,790
Total lease revenue	51,618	49,419	131,664	116,869
Operating costs and expenses
General and administrative expense	6,718	5,336	19,565	15,861
Depreciation	13,328	11,828	38,997	34,312
Total operating costs and expenses	20,046	17,164	58,562	50,173
Income from operations	31,572	32,255	73,102	66,696
Other (expense) income
Interest expense, net	(10,357)	(9,379)	(30,196)	(27,276)
Other income, net	331	1,024	351	2,920
Total other expense	(10,026)	(8,355)	(29,845)	(24,356)
Income before income taxes	21,546	23,900	43,257	42,340
Income tax expense	308	299	873	778
Net income	21,238	23,601	42,384	41,562
Less: Net income attributable to noncontrolling interest	5,908	6,560	11,797	11,598
Net income attributable to InfraREIT, Inc.	$15,330	$17,041	$30,587	$29,964

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Lease revenue — Lease revenue was $51.6 million and $49.4 million for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $2.2 million, or 4.4%. Lease revenue growth was less than our rate base growth during the period primarily due to lower lease pricing associated with assumptions embedded in or leases regarding a reduction in SDTS’s allowed cost of debt. Base rent was $42.3 million, or 82.0% of total revenue, and $38.6 million, or 78.1% of total revenue, for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $3.7 million, or 9.6%. The increase in base rent for the three months ended September 30, 2017 versus the three months ended September 30, 2016 was driven by the addition of assets under lease and a higher percentage of our total rent being allocated to fixed rent, partially offset by the lower lease pricing levels embedded in our leases. Percentage rent was $9.3 million, or 18.0% of total revenue, and $10.8 million, or 21.9% of total revenue, for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $1.5 million, or 13.9%, due to higher annual specified breakpoints and lower percentage rent rates leading to a lower allocation of percentage rent, partially offset by higher Sharyland revenues in 2017 as compared to 2016. See Note 15, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

General and administrative expense — General and administrative expense was $6.7 million and $5.3 million for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $1.4 million. The increase in general and administrative expense between the two periods was primarily driven by an increase of $1.4 million in professional services partially offset by a decrease of $0.1 million in stock-based compensation. The increase in professional services represents $2.0 million of costs related to the asset exchange transaction partially offset by a $0.5 million decrease in regulatory expenses. We anticipate additional expenses will be incurred related to our asset exchange transaction throughout the remainder of 2017. See Recent Events above and Regulatory Matters below for additional information.

Depreciation — Depreciation expense was $13.3 million and $11.8 million for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $1.5 million, or 12.7%. The increase in depreciation expense was due to additional assets placed in service during 2016 and 2017.

Interest expense, net — Interest expense, net was $10.4 million and $9.4 million during the three months ended September 30, 2017 and 2016, respectively, representing an increase of $1.0 million, or 10.6%. The increase in interest expense, net was due to higher average debt balances during 2017 as compared to 2016. Interest expense was partially offset by $0.7 million of AFUDC on debt in both 2017 and 2016. See Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $0.3 million and $1.0 million during the three months ended September 30, 2017 and 2016, respectively. The decrease in other income, net was primarily driven by $0.3 million of AFUDC on other funds being recognized in 2017 compared to $1.0 million of AFUDC on other funds recognized in 2016.

Net income — Net income was $21.2 million and $23.6 million during the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $2.4 million, or 10.2%. The decrease in net income between the two periods was attributable to a $2.2 million increase in lease revenue partially offset by a $1.4 million increase in general and administrative expense, $1.5 million increase in depreciation expense, $1.0 million increase in interest expense, net and a $0.7 million decrease in other income, net.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Lease revenue — Lease revenue was $131.7 million and $116.9 million for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $14.8 million, or 12.7%. Base rent was $122.4 million, or 92.9% of total revenue, and $106.1 million, or 90.8% of total revenue, for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $16.3 million, or 15.4%. The increase in base rent was driven by the addition of assets under lease and a larger portion of our total rent being allocated to fixed rent. Percentage rent was $9.3 million, or 7.1% of total revenue, and $10.8 million, or 9.2% of total revenue, for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $1.5 million, or 13.9%, due to higher annual specified breakpoints and lower percentage rent rates leading to a lower allocation of percentage rent, partially offset by higher Sharyland revenues during 2017 as compared 2016. Growth in lease revenue was mitigated by lower lease pricing assumptions embedded in our leases in the third quarter. See Note 15, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate our revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $19.6 million and $15.9 million for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $3.7 million. The increase in general and administrative expense between the two periods was primarily driven by an increase of $3.8 million in professional services and $0.3 million in management fees owed to Hunt Manager under our management agreement partially offset by a decrease of $0.3 million in stock-based compensation. The increase in professional services represents $3.9 million of costs related to the asset exchange transaction and a $0.2 million increase in audit fees partially offset by a $0.5 million decrease in regulatory expenses. We anticipate additional expenses will be incurred related to our asset exchange transaction throughout the remainder of 2017. See Recent Events above and Regulatory Matters below for additional information.

Depreciation — Depreciation expense was $39.0 million and $34.3 million for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $4.7 million, or 13.7%. The increase in depreciation expense was due to additional assets placed in service during 2016 and 2017.

Interest expense, net — Interest expense, net was $30.2 million and $27.3 million during the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $2.9 million, or 10.6%. The increase in interest expense, net was due to higher average debt balances during 2017 as compared to 2016. Interest expense was partially offset by $2.3 million of AFUDC on debt in 2017 as compared to $2.5 million of AFUDC on debt in 2016. See Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $0.4 million and $2.9 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in other income, net was primarily driven by $0.3 million of AFUDC on other funds being recognized in 2017 compared to $2.9 million of AFUDC on other funds recognized in 2016. The reduction in AFUDC on other funds was due to short-term borrowings in excess of the CWIP balance for the majority of the year resulting in CWIP mainly being financed with debt.

Net income — Net income was $42.4 million and $41.6 million during the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $0.8 million, or 1.9%. The increase in net income between the two periods was attributable to a $14.8 million increase in lease revenue partially offset by a $3.7 million increase in general and administrative expense, $4.7 million increase in depreciation expense, $2.9 million increase in interest expense, net and a $2.5 million decrease in other income, net.

Liquidity and Capital Resources

As of September 30, 2017, we had $4.2 million of unrestricted cash and cash equivalents. We use our cash on hand primarily for the payment of capital expenditures, operating expenses, debt service payments and dividend payments. As of September 30, 2017, we also had $1.7 million of restricted cash and $290.0 million of unused capacity under our revolving credit facilities.

We use our cash flows from operations and borrowings under our credit facilities to fund current obligations, working capital requirements, maturities of long-term debt, budgeted capital spending and the payment of dividends. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2019 without raising proceeds from additional equity offerings. However, if (1) we acquire additional regulated assets, (2) debt capital is unavailable on favorable terms, or at all, at a time when we would choose to access debt capital markets, (3) the capital expenditure requirements of our business are different than our expectations, (4) our credit metrics are weaker than our targeted levels, (5) the cash flows from operations do not meet our current estimates or (6) any other unexpected factors, such as capitalization or other requirements imposed by the PUCT, impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

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

Capital Expenditures

We fund Footprint Projects related to our regulated assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures, cash for additions to electric plant on the Consolidated Statements of Cash Flows, for the nine months ended September 30, 2017 and 2016 were $147.8 million and $179.8 million, respectively. On an accrual basis, capital expenditures for the nine months ended September 30, 2017 and 2016 were $136.6 million and $173.9 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures due in part to differences in construction costs incurred during the period versus cash paid during the period.

Under the terms of our leases, Sharyland provides a capital expenditure forecast on a rolling three year basis that sets forth anticipated capital expenditures related to our regulated assets during the fall of each year. Sharyland also provides us a quarterly update to determine if any material changes to the budget have been identified.

Assuming the completion of the asset exchange transaction during November 2017, we expect estimated distribution Footprint Projects capital expenditures for the calendar year 2017 in the range of $40 million to $50 million, which is consistent with our previous forecasted amounts. Our estimated transmission Footprint Projects capital expenditures for the calendar years 2017 through 2019 are expected to be in the range of $180 million to $300 million as set forth in the table below. This forecast is slightly reduced from prior forecasts due to certain projects experiencing lower investment levels than expected and certain projects no longer being required as a result of the asset exchange transaction. We intend to fund these capital expenditures with a mix of debt and cash flows from operations.

	Years Ending December 31,
(In millions)	2017	2018	2019
Total estimated Transmission Footprint Projects capital expenditures	$120-140	$50-100	$10-60

In addition to supporting ongoing load growth in our service territories, in recent years we have also made significant capital investments to expand the capacity of our CREZ assets and reinforce, upgrade and expand our regulated assets in our S/B/C service territory in response to rapid demand growth in our West Texas distribution system. As a result of the asset exchange transaction and with many of these projects coming to a conclusion during 2017 and 2018, our capital expenditures forecast for 2019 is primarily driven by expectations regarding new assets that either relieve congestion or expand our footprint to connect new generation supply in the Texas Panhandle and West Texas.

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

Dividends and Distributions

As a REIT, we must make current distributions of at least 90% of our annual taxable income, excluding capital gains and other adjustments. We generally expect to distribute at least 100% of our taxable income.

We paid a total of $15.2 million in dividends and distributions during each of the three months ended September 30, 2017 and 2016. We paid a total of $45.5 million and $43.9 million in dividends and distributions during the nine months ended September 30, 2017 and 2016, respectively.

On August 31, 2017, our board of directors approved a cash distribution by our Operating Partnership to all unit holders of record on September 29, 2017 of $0.25 per unit, or $1.00 per unit on an annualized basis, for a total distribution of $15.2 million ($10.9 million to InfraREIT, Inc.). Also on August 31, 2017, our board of directors declared a cash dividend to stockholders of record of InfraREIT, Inc. on September 29, 2017 of $0.25 per share of common stock, or $1.00 per share on an annualized basis, for a total of $10.9 million. The cash distribution and cash dividend were paid on October 19, 2017.

Credit Arrangements

We have two revolving credit facilities, a senior secured term loan and senior secured notes. Our assets are collateral under our various debt arrangements. See Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Operating Partnership Revolving Credit Facility

Our Operating Partnership is party to a $75.0 million revolving credit facility with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019.

As of September 30, 2017 and December 31, 2016, there were no outstanding borrowings or letters of credit, and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of September 30, 2017 and December 31, 2016, our Operating Partnership was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS has a $250.0 million revolving credit facility, with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility matures on December 10, 2019.

As of September 30, 2017, SDTS had $35.0 million of borrowings outstanding at a weighted average interest rate of 3.79%, no letters of credit outstanding and $215.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50% with no letters of credit outstanding and $112.5 million of borrowing capacity available under this revolving credit facility. As of September 30, 2017 and December 31, 2016, SDTS was in compliance with all debt covenants under the credit agreement.

Senior Secured Debt

Our subsidiary, Transmission and Distribution Company, L.L.C. (TDC) issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of September 30, 2017, $16.6 million of principal was outstanding under the TDC Notes.

SDTS has 5.04% per annum senior secured notes issued to The Prudential Insurance Company of America and affiliates (2011 Notes) with a principal balance of $60.0 million, which is due in full on June 20, 2018. Interest is payable quarterly with no principal payments until maturity. The carrying amount of the 2011 Notes was $60.0 million as of September 30, 2017.

On June 5, 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with a maturity date of June 5, 2020. Interest is payable at least quarterly at the option of SDTS with the full principal amount due at maturity. As of September 30, 2017, $200.0 million was outstanding at a weighted average interest rate of 2.48% under the 2017 Term Loan. The proceeds from the issuance of the 2017 Term Loan were used to repay the outstanding balance on the SDTS revolving credit facility and for general corporate purposes.

SDTS has $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025 and $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of September 30, 2017, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of September 30, 2017, $41.1 million of principal was outstanding under the 2009 Notes. Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of September 30, 2017, $94.0 million of principal was outstanding under the 2010 Notes.

As of September 30, 2017 and December 31, 2016, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes and term loan credit facility.

Cash Flows

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Cash flows from operating activities — Net cash provided by operating activities was $89.0 million and $92.9 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in net cash provided by operating activities related primarily to less cash provided by working capital changes during 2017 compared to 2016 partially offset by higher lease revenue during the nine months ended September 30, 2017 compared to the same period of 2016.

Cash flows from investing activities — Net cash used in investing activities was $147.8 million and $179.8 million during the nine months ended September 30, 2017 and 2016, respectively. All the net cash used in investing activities represented capital expenditures related to the construction of our regulated assets.

Cash flows from financing activities — Net cash provided by financing activities was $45.3 million and $88.4 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease related primarily to the additional $157.3 million repayment of short-term and long-term borrowings in 2017 compared to 2016. This was partially offset by a $116.0 million increase in proceeds from the issuance of short-term and long-term debt during 2017 compared to 2016. Additionally, the payment of dividends and distributions were $1.6 million higher in 2017 compared to 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

Regulatory Matters

Sharyland and SDTS filed the December Rate Case Filing with the PUCT on December 30, 2016. On March 28, 2017, an abatement of the Rate Case was granted, and the hearing on the merits that was scheduled for March 29 through April 7, 2017 was canceled, pending ongoing settlement negotiations among us and the other parties to the Rate Case.

On July 21, 2017, SDTS and Sharyland reached an agreement with certain parties to the Rate Case regarding its proposed dismissal and signed a Definitive Agreement with Oncor with respect to the asset exchange transaction. On September 29, 2017, the PUCT issued an order dismissing the Rate Case contingent on PUCT approval of the STM and the closing of the asset exchange transaction. On October 13, 2017, the PUCT issued an order approving the STM and granting SDTS a CCN to continue to own and lease its assets to Sharyland. See Recent Events above for additional information regarding the pending asset exchange transaction and the status of the key closing conditions. We currently expect the simultaneous closing of the asset exchange transaction and the effectiveness of the Rate Case dismissal during November 2017.

Once the Rate Case dismissal becomes effective, SDTS and Sharyland will continue operating under their existing regulatory structure, and the current regulatory parameters will remain in place until the next rate case, including an allowed return on equity of 9.7%, a capital structure of 55% debt to 45% equity and a cost of debt of 6.73%. Sharyland and SDTS will be required to file a new rate case in the calendar year 2020 with a test year ending December 31, 2019.

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

As a result of an SEC comment letter, we adjusted our non-GAAP performance measures as of June 30, 2017 to exclude the adjustment for percentage rent, which historically reflected a quarterly, not annual, adjustment for the differences between the amount of percentage rent payments we expected to receive with respect to the applicable period and the amount of percentage rent we recognized under U.S. GAAP during the period. Accordingly, all non-GAAP performance measures for periods previously presented have been adjusted to remove the effects of the percentage rent adjustment for the respective period.

We derive our non-GAAP measures as follows to show our core operational performance:

•

We define non-GAAP net income as net income adjusted in a manner we believe is appropriate to show our core operational performance, which includes an adjustment for the difference between the amount of base rent payments that we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP and an adjustment for the transaction costs related to the pending asset exchange transaction with Oncor.

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

•	We define EBITDA as net income before interest expense, net; income tax expense; depreciation and amortization.
•	Adjusted EBITDA is defined as EBITDA adjusted in a manner we believe is appropriate to show our core operational performance, including:
•	an adjustment for the difference between the amount of base rent payments we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP;
•	an adjustment for the transaction costs related to the pending asset exchange transaction with Oncor; and
•	adjusting for other income (expense), net.
•

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (computed in accordance with U.S. GAAP), excluding gains and losses from sales of property, net and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our consolidated financial statements results in FFO representing net income (loss) before depreciation, impairment of assets and gain (loss) on sale of assets. FFO does not represent cash generated from operations as defined by U.S. GAAP and it is not indicative of cash available to fund all cash needs, including distributions.

•	AFFO is FFO adjusted for the same items that are used to adjust net income for Adjusted EBITDA.

Our management uses Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO as important supplemental measures of our operating performance. For example, management uses the CAD measurement when recommending dividends to our board of directors. We also present non-GAAP performance measures because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. We have a diverse set of investors, including investors that primarily focus on utilities, yieldcos, master limited partnerships (MLPs) or REITs. Our management believes that each of these different classes of investors focuses on different types of metrics in their evaluation of us. For instance, many utility investors focus on earnings per share (EPS) and we believe our presentation of Non-GAAP EPS enables a better comparison to other utilities. Our management believes it is appropriate to calculate and provide these measures in order to be responsive to these investors. Including reporting on these measures in our public disclosures also ensures that this information is available to all our investors. The presentation of Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

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

Non-GAAP EPS was $0.36 per share for the three months ended September 30, 2017 compared to $0.37 per share for the three months ended September 30, 2016, representing a decrease of 2.7%. Non-GAAP EPS during the three months ended September 30, 2017 and 2016 was based on 60.7 million and 60.6 million weighted average shares outstanding, respectively. Non-GAAP EPS reflected a $0.5 million decrease in Non-GAAP net income from $22.2 million during the three months ended September 30, 2016 to $21.7 million for the three months ended September 30, 2017, resulting from an increase in lease revenues of $2.2 million reduced by increases of $1.4 million in general and administrative expense, $1.5 million in depreciation expense and $1.0 million in interest expense, net. Additionally, other income, net decreased by $0.7 million as a result of the reduction in our AFUDC on other funds. The increase in lease revenues was impacted by lower lease pricing levels embedded in our leases and further offset by a $0.1 million decrease in the base rent adjustment due to timing difference associated with our recognition of base rent. Additionally, the $2.0 million adjustment for transaction costs representing the costs related to the pending asset exchange transaction with Oncor more than offset the increase in general and administrative expense.

For the three months ended September 30, 2017, CAD increased $0.2 million, or 0.9%, to $22.6 million as compared to $22.4 million for the three months ended September 30, 2016. Adjusted EBITDA was $45.4 million for the three months ended September 30, 2017 compared to $42.7 million for the three months ended September 30, 2016, representing an increase of $2.7 million, or 6.3%. For the three months ended September 30, 2017, AFFO was $34.7 million compared to $33.0 million in the same period in 2016, representing an increase of $1.7 million, or 5.2%.

Non-GAAP EPS was $0.76 per share for both the nine months ended September 30, 2017 and 2016. Non-GAAP EPS during the nine months ended September 30, 2017 and 2016 was based on 60.7 million and 60.6 million weighted average shares outstanding, respectively. Non-GAAP EPS reflected a $0.1 million, or 0.2%, decrease in Non-GAAP net income from $46.2 million during the nine months ended September 30, 2016 to $46.1 million for the nine months ended September 30, 2017, resulting from an increase in lease revenues of $14.8 million reduced by increases of $3.7 million in general and administrative expense, $4.7 million in depreciation expense and $2.9 million in interest expense, net. Additionally, other income, net decreased by $2.5 million as a result of the reduction in our AFUDC on other funds. The increase in lease revenues was impacted by lower lease pricing levels embedded in our leases in the third quarter and further offset by a $4.8 million decrease in the base rent adjustment due to timing difference associated with our recognition of base rent. Additionally, the $3.9 million adjustment for transaction costs representing the costs related to the pending asset exchange transaction with Oncor offset the increase in general and administrative expense.

For the nine months ended September 30, 2017, CAD increased $2.3 million, or 4.9%, to $49.3 million as compared to $47.0 million for the nine months ended September 30, 2016. Adjusted EBITDA was $115.8 million for the nine months ended September 30, 2017 compared to $105.6 million for the nine months ended September 30, 2016, representing an increase of $10.2 million, or 9.7%. For the nine months ended September 30, 2017, AFFO was $84.8 million compared to $77.6 million in the same period in 2016, representing an increase of $7.2 million, or 9.3%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(In thousands, except per share amounts, unaudited)	Amount	Per Share (3)	Amount	Per Share (4)
Net income attributable to InfraREIT, Inc.	$15,330	$0.35	$17,041	$0.39
Net income attributable to noncontrolling interest	5,908	0.35	6,560	0.39
Net income	21,238	0.35	23,601	0.39
Base rent adjustment (1)	(1,479)	(0.02)	(1,396)	(0.02)
Transaction costs (2)	1,972	0.03	—	—
Non-GAAP net income	$21,731	$0.36	$22,205	$0.37

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(In thousands, except per share amounts, unaudited)	Amount	Per Share (3)	Amount	Per Share (5)
Net income attributable to InfraREIT, Inc.	$30,587	$0.70	$29,964	$0.69
Net income attributable to noncontrolling interest	11,797	0.70	11,598	0.68
Net income	42,384	0.70	41,562	0.69
Base rent adjustment (1)	(180)	—	4,602	0.07
Transaction costs (2)	3,909	0.06	—	—
Non-GAAP net income	$46,113	$0.76	$46,164	$0.76

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

(2)

This adjustment reflects transaction costs related to the pending asset exchange transaction with Oncor. These costs are exclusive of our routine business operations or typical rate case costs and have been excluded to present additional insights on our core operations.

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

(4)

The weighted average common shares outstanding of 43.7 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding of 16.9 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding of 60.6 million was used for the remainder of the per share calculations.

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

CAD

The following sets forth a reconciliation of net income to CAD:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2017	2016	2017	2016
Net income	$21,238	$23,601	$42,384	$41,562
Depreciation	13,328	11,828	38,997	34,312
Base rent adjustment (1)	(1,479)	(1,396)	(180)	4,602
Amortization of deferred financing costs	1,071	1,003	3,101	3,010
Non-cash equity compensation	143	230	428	750
Transaction costs (2)	1,972	—	3,909	—
Other income, net (3)	(331)	(1,024)	(351)	(2,920)
Capital expenditures to maintain net assets	(13,328)	(11,828)	(38,997)	(34,312)
CAD	$22,614	$22,414	$49,291	$47,004

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)

Includes AFUDC on other funds of $0.3 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively.

EBITDA and Adjusted EBITDA

The following sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2017	2016	2017	2016
Net income	$21,238	$23,601	$42,384	$41,562
Interest expense, net	10,357	9,379	30,196	27,276
Income tax expense	308	299	873	778
Depreciation	13,328	11,828	38,997	34,312
EBITDA	45,231	45,107	112,450	103,928
Base rent adjustment (1)	(1,479)	(1,396)	(180)	4,602
Transaction costs (2)	1,972	—	3,909	—
Other income, net (3)	(331)	(1,024)	(351)	(2,920)
Adjusted EBITDA	$45,393	$42,687	$115,828	$105,610

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

FFO and AFFO

The following sets forth a reconciliation of net income to FFO and AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2017	2016	2017	2016
Net income	$21,238	$23,601	$42,384	$41,562
Depreciation	13,328	11,828	38,997	34,312
FFO	34,566	35,429	81,381	75,874
Base rent adjustment (1)	(1,479)	(1,396)	(180)	4,602
Transaction costs (2)	1,972	—	3,909	—
Other income, net (3)	(331)	(1,024)	(351)	(2,920)
AFFO	$34,728	$33,009	$84,759	$77,556

(1)	See footnote (1) to the reconciliation of Non-GAAP EPS above.
(2)	See footnote (2) to the reconciliation of Non-GAAP EPS above.
(3)	See footnote (3) to the reconciliation of CAD above.

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

In addition to Sharyland’s financial information in accordance with U.S. GAAP, we are presenting Sharyland’s non-GAAP financial information below, which removes the effect of the failed sale-leaseback accounting. This non-GAAP financial information is reviewed by our management and board of directors in evaluating Sharyland’s results of operations and financial condition. Although our management considers Sharyland’s U.S. GAAP financial information as well, we believe this non-GAAP financial information provides important supplemental evidence regarding Sharyland’s ability to meet its rent obligations to us, and we believe it is helpful to our investors in understanding our tenant’s financial condition without the additional implications of the failed sale-leaseback accounting.

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

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback financing accounting treatment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$14,607	$5,088	$25,641	$9,114
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	8,981	8,045	26,430	23,238
Add: Failed sale-leaseback interest expense	37,657	36,320	110,147	103,682
Deduct: Rent expense	48,456	44,912	142,493	131,216
Sharyland's management reported net income	12,789	4,541	19,725	4,818
Adjustments:
Add: Interest expense, net	1,574	1,411	4,667	1,333
Add: Income tax expense	459	397	1,315	1,114
Add: Depreciation and amortization	2,113	2,779	6,992	7,142
Add: Rent expense	48,456	44,912	142,493	131,216
EBITDAR	$65,391	$54,040	$175,192	$145,623
Ratio of EBITDAR to rent expense	1.35x	1.20x	1.23x	1.11x

	September 30, 2017
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$102,107	$—	$102,107
Property, plant and equipment, net	1,927,305	(1,652,484)	274,821
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	40,144	(23,793)	16,351
Total Assets	$2,070,656	$(1,676,277)	$394,379
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$43,575	$—	$43,575
Current portion of financing obligation	26,436	(26,436)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	28,548	—	28,548
Current state margin tax payable	1,532	—	1,532
Total current liabilities	103,584	(26,436)	77,148
Long-term financing obligations	1,646,324	(1,646,324)	—
Long-term debt	156,215	—	156,215
Regulatory liabilities	12,056	—	12,056
Other post-employment benefits (OPEB) and other long-term liabilities	3,631	—	3,631
Total liabilities	1,921,810	(1,672,760)	249,050
Commitments and contingencies	—	—	—
Partners' capital	148,846	(3,517)	145,329
Total Partners' Capital and Liabilities	$2,070,656	$(1,676,277)	$394,379

	December 31, 2016
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$79,563	$—	$79,563
Property, plant and equipment, net	1,847,746	(1,570,237)	277,509
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	41,807	(23,793)	18,014
Total Assets	$1,970,216	$(1,594,030)	$376,186
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$46,174	$—	$46,174
Current portion of financing obligation	39,028	(39,028)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	28,674	—	28,674
Current state margin tax payable	1,756	—	1,756
Total current liabilities	119,125	(39,028)	80,097
Long-term financing obligations	1,555,797	(1,555,797)	—
Long-term debt	158,834	—	158,834
Regulatory liabilities	6,907	—	6,907
OPEB and other long-term liabilities	6,348	—	6,348
Total liabilities	1,847,011	(1,594,825)	252,186
Commitments and contingencies	—	—	—
Partners' capital	123,205	795	124,000
Total Partners' Capital and Liabilities	$1,970,216	$(1,594,030)	$376,186

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

As of September 30, 2017, the outstanding balance under our revolving credit facilities and 2017 Term Loan were $35.0 million and $200.0 million, respectively. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

There have been no material changes in our risk factors during the nine months ended September 30, 2017 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2016 Form 10-K and Part II, Item 1A., Risk Factors of our June 2017 Form 10-Q. You should carefully consider the risk factors discussed in our 2016 Form 10-K and June 2017 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

On November 1, 2017, SDTS entered into agreements with respect to certain of the documents governing its outstanding indebtedness (collectively, the “Consent Agreements”). Pursuant to the Consent Agreements, SDTS’s lenders consented to the asset exchange transaction and, effective upon closing of the asset exchange transaction, agreed to release all liens and security interests related to the assets being transferred to Oncor and to a modification of the asset sale covenants contained in SDTS’s revolving credit facility, 2017 Term Loan and various senior secured notes, in each case in a manner that provides additional flexibility to SDTS in the event of future asset sales. Entry into the Consent Agreements is one of the conditions required for completion of the asset exchange transaction.

Item 6.	Exhibits

Exhibit Number		Description

2.1*	—

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

10.2**	—

Second Amendment to Credit Agreement, Direction and Waiver, dated as of November 1, 2017, to the Third Amended and Restated Credit Agreement, dated as of December 10, 2014, by and among Sharyland Distribution & Transmission Services, L.L.C., the several lenders from time to time parties thereto and Royal Bank of Canada, as administrative agent.

10.3**	—

Fifth Amendment to Note Purchase Agreement, Direction and Waiver, dated as of November 1, 2017, to the Amended and Restated Note Purchase Agreement, dated as of July 13, 2010, among Sharyland Distribution and Transmission Services, L.L.C. and the holders of the notes issued thereunder.

10.4**	—

Fifth Amendment to Note Purchase Agreement, Direction and Waiver, dated as of November 1, 2017, to the Amended and Restated Note Purchase Agreement, dated as of September 14, 2010, by and among Sharyland Distribution & Transmission Services, L.L.C. and the holders of the notes issued thereunder.

10.5**	—

First Amendment to Amended and Restated Credit Agreement, Direction and Waiver, dated as of November 1, 2017, to the Amended and Restated Credit Agreement, dated as of December 3, 2015, by and among Sharyland Distribution & Transmission Services, L.L.C. and the holders of the notes issued thereunder.

10.6**	—

Amendment to Note Purchase Agreement, Direction and Waiver, dated as of November 1, 2017, to the Note Purchase Agreement, dated as of December 3, 2015, by and among Sharyland Distribution & Transmission Services, L.L.C. and the holders of the notes issued thereunder.

Exhibit Number		Description

10.7**	—

Amendment to Credit Agreement, Direction and Waiver, dated as of November 1, 2017, to the Credit Agreement, dated as of June 5, 2017, by and among Sharyland Distribution & Transmission Services, L.L.C., the several lenders from time to time parties thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent.

31.1**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	—	Section 1350 Certification of Chief Executive Officer

32.2**	—	Section 1350 Certification of Chief Financial Officer

99.1**	—	Consolidated Financial Statements of Sharyland Utilities, L.P. as of September 30, 2017

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ David A. Campbell
Date: November 2, 2017	David A. Campbell
President, Chief Executive Officer and Director
/s/ Brant Meleski
Date: November 2, 2017	Brant Meleski
Senior Vice President and Chief Financial Officer