Form 10-K
period 2017-12-31
InfraREIT, Inc.
filed 2018-03-05
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36822

InfraREIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	75-2952822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1900 North Akard Street Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(214) 855-6700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant was $638.8 million based on the last sales price on June 30, 2017 on the New York Stock Exchange of $19.15 for the registrant’s Common Stock.

As of February 23, 2018, 43,796,915 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2018 Annual Meeting of Stockholders to be held May 16, 2018 are incorporated in Part III of this Annual Report on Form 10-K.

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

distribution service territory	a designated area in which a utility is required or has the right to supply electric service to ultimate customers under a regulated utility structure

electric utilities	a person or river authority that owns or operates equipment or facilities to produce, generate, transmit, distribute, sell or furnish electricity for compensation

ERCOT	Electric Reliability Council of Texas

ERCOT 4CP

the average of ERCOT coincident peak demand for the months of June, July, August and September, excluding the portion of coincident peak demand attributable to wholesale storage load (during 2017, ERCOT 4CP was approximately 67,273 megawatts)

FERC	Federal Energy Regulatory Commission

Footprint Projects

transmission or, if applicable, distribution projects that (1) are primarily situated within our current or previous distribution service territory, as applicable; (2) physically hang from our existing transmission assets, such as the addition of another circuit to our existing transmission lines, or that are physically located within one of our substations; or (3) connect or are otherwise added to transmission lines or other property that comprise a part of the transmission assets acquired in the Asset Exchange Transaction (as defined below). Footprint Projects do not include the addition of a new substation on our existing transmission lines or generation interconnects to our existing transmission lines, unless the addition or interconnection occurred within our current or prior distribution service territories

PUCT	Public Utility Commission of Texas

rate base

calculated as our gross electric plant in service under U.S. GAAP (as defined below), which is the aggregate amount of our total cash expenditures used to construct such assets plus AFUDC, less accumulated depreciation and adjusted for accumulated deferred income taxes, regulatory liabilities and regulatory assets

revenue requirement	a utility’s revenue requirement is equal to its targeted total costs, including operating and maintenance costs, return on rate base and taxes

ROFO Projects	identified projects developed by Hunt Consolidated, Inc. and its affiliates with respect to which we have a right of first offer

regulated assets	rate-regulated electric transmission and distribution assets, as applicable, such as power lines, substations, transmission towers, distribution poles, transformers and related property and assets

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

FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (InfraREIT, we or Company) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures, infrastructure programs and estimated distributions to our stockholders.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, the assumptions and estimates underlying the forward-looking statements included in this document are inherently uncertain and are subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in this document. Accordingly, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document, and you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors, and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

decisions by regulators or changes in governmental policies or regulations with respect to our organizational structure, lease arrangements, capitalization, acquisitions and dispositions of assets, recovery of investments, authorized rate of return and other regulatory parameters;

•	the impact of the Tax Cuts and Jobs Act on the relative advantages of our business model and the effects of any decision to terminate our real estate investment trust (REIT) status;
•	the implications of our relationships with Hunt Consolidated, Inc. (HCI) and its affiliates on any transaction or alternative arrangement that may be proposed by HCI or a third party;
•	our current reliance on our tenant for all our lease revenues and, as a result, our dependency on our tenant’s solvency and financial and operating performance;
•	the amount of available investment to grow our rate base;
•	our ability to negotiate future rent payments or to renew leases with our tenant;
•	insufficient cash available to meet distribution requirements;
•	cyber breaches and weather conditions or other natural phenomena;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	the effects of existing and future tax and other laws and governmental regulations;
•	our failure to qualify or maintain our status as a REIT or changes in the tax laws applicable to REITs;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC or other qualified personnel;
•	adverse economic developments in the electric power industry or in business conditions generally; and
•	certain other factors discussed elsewhere in this Annual Report on Form 10-K.

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

Company Overview

We are a Maryland corporation engaged in owning and leasing rate-regulated assets in Texas and headquartered in Dallas, Texas. We are structured as a REIT and lease our regulated assets to Sharyland Utilities, L.P. (Sharyland), a Texas-based regulated electric utility, pursuant to leases between Sharyland and our subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS), a Texas-based regulated electric utility. Sharyland delivers electric service to other utilities and collects revenues through PUCT-approved rates.

Our assets are located in the Texas Panhandle; near Wichita Falls, Abilene and Brownwood; in the Permian Basin; and in South Texas. We have grown rapidly since our formation, with our rate base increasing from approximately $60 million as of December 31, 2009 to approximately $1.5 billion as of December 31, 2017.

Our business originated in the late 1990s when members of the Hunt family founded Sharyland, the first investor owned utility created in the United States since the 1960s. In 2007, we obtained a private letter ruling from the Internal Revenue Service (IRS) confirming that our transmission and distribution assets could constitute real estate assets under applicable REIT rules. In 2008, the PUCT approved a restructuring that allowed us to utilize our REIT structure (2008 Restructuring Order). In 2010, InfraREIT, L.L.C. was formed as a REIT, holding all its assets through InfraREIT Partners, LP (Operating Partnership). We completed our initial public offering (IPO) and a series of reorganization transactions in 2015. Hunt Utility Services, LLC (Hunt Manager) manages our day-to-day business, subject to oversight from our board of directors.

In July 2017, SDTS and Sharyland signed a definitive agreement (Definitive Agreement) with Oncor Electric Delivery Company LLC (Oncor) to exchange SDTS’s retail distribution assets and certain transmission assets for a group of Oncor’s transmission assets located in Northwest and Central Texas (Asset Exchange Transaction). The Asset Exchange Transaction closed in November 2017 and, among other things, resulted in SDTS receiving $383 million of transmission assets owned by Oncor and $20 million of net cash in exchange for $403 million of SDTS’s net assets. See Note 2, Asset Exchange Transaction in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

InfraREIT, Inc. was formed as a Delaware corporation in 2001 and converted into a Maryland corporation in 2014. We conduct our business through a traditional umbrella partnership REIT (UPREIT) in which our properties are owned by our Operating Partnership or direct and indirect subsidiaries of our Operating Partnership. All our assets are held by and all our business activities are conducted through the Operating Partnership, either directly or through its subsidiaries. InfraREIT is the sole general partner of our Operating Partnership and owns approximately 72.1% of the limited partnership units (OP Units) as of February 23, 2018. The remaining OP Units are held by the Operating Partnership’s limited partners, including HCI affiliates. Subject to the terms of the partnership agreement, OP Units held by the limited partners may be redeemed for cash or, at our option, exchanged for shares of our common stock on a one-for-one basis.

As previously disclosed, in light of the enactment of the Tax Cuts and Jobs Act (TCJA), we are reviewing our REIT election and the existing lessor-lessee relationship with Sharyland, which includes consideration of whether we should terminate our REIT status (De-REIT transaction). See Company Structure Review below for additional information.

Our Regulated Assets

Our regulated assets consist of approximately 1,373 circuit miles of transmission lines, substations, a 300-megawatt high-voltage DC Tie between Texas and Mexico (Railroad DC Tie) and a transmission operations center. Approximately 67% of our net assets as of December 31, 2017 constitute transmission lines that were constructed as part of the CREZ initiative, which was originated by the Texas Legislature in 2005 and carried out by the PUCT, to meet the state’s goals regarding renewable energy capacity by delivering renewable energy to end use consumers in the most cost-effective manner.

The following map shows the location of our assets as of December 31, 2017:

Expected Capital Expenditures

We expect to fund capital expenditures for Footprint Projects during the calendar years 2018 through 2020 in the range of $70 million to $180 million. For additional information related to our estimated Footprint Projects capital expenditures, see Capital Expenditures under the caption Liquidity and Capital Resources in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Revenue Model

We lease our regulated assets to Sharyland, which makes lease payments to us consisting of base and percentage rent. To support its lease payments to us, Sharyland delivers electric service to other utilities and collects revenues through PUCT-approved rates. Under the terms of our leases, Sharyland is responsible for the maintenance and operation of our assets, payment of all property related expenses associated with our assets, including repairs, maintenance, insurance and taxes (other than income taxes and REIT excise taxes) and construction of Footprint Projects. Sharyland is also primarily responsible for regulatory compliance and reporting requirements related to our assets.

Leases

We currently lease all our assets pursuant to five separate leases. The following table provides a summary description of the regulated assets in each of our leases as of December 31, 2017.

Lease	Location of Assets	Description of Assets	Lease Expiration Date
McAllen Lease	Primarily South Texas	Railroad DC Tie, transmission operations center and 138 kV transmission lines	12/31/2019
Permian Lease (1)	In and around Midland, Texas	138 kV transmission lines and connected substations	12/31/2020
CREZ Lease	Texas Panhandle and near Wichita Falls, Abilene and Brownwood	345 kV transmission lines and designated collection stations	12/31/2020
Stanton Transmission Loop Lease	Near Stanton, Texas	138 kV transmission lines and connected substations	12/31/2021
ERCOT Transmission Lease	Texas Panhandle	Substations	12/31/2022

(1)	Formerly the Stanton/Brady/Celeste Lease (S/B/C Lease)

2017 Rent Revenue

The table below provides a summary of lease revenue and certain other information with respect to our leases (dollar amounts in thousands):

Lease	Lease Expiration Date	Net Effective Rent (1)	Percentage of Total Net Effective Rent (2)	Electric Plant, net (3)	Percentage of Total Electric Plant, net (4)
McAllen Lease (5)	12/31/2019	$13,754	7.2%	$107,579	6.5%
Permian Lease (6)	12/31/2020	86,024	45.2%	402,823	24.3%
CREZ Lease (7)	12/31/2020	80,688	42.4%	1,065,877	64.2%
Stanton Transmission Loop Lease	12/31/2021	4,422	2.3%	30,928	1.9%
ERCOT Transmission Lease	12/31/2022	5,453	2.9%	51,379	3.1%
		$190,341	100.0%	$1,658,586	100.0%

(1)

Consists of lease revenue under the lease for the year ended December 31, 2017, determined on a straight-line basis under U.S. GAAP. See Revenue Recognition under the caption Summary of Significant Accounting Policies and Estimates in Item II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Calculated as lease revenue for the applicable lease for the year ended December 31, 2017 divided by the total lease revenue for all leases.
(3)	Consists of plant in service, net for the applicable lease as of December 31, 2017.
(4)	Calculated as the electric plant, net for the applicable lease divided by the total electric plant, net for all leases as of December 31, 2017.
(5)	Certain assets that were previously included in the McAllen Lease were transferred to Oncor effective as of the November 9, 2017 closing date as part of the Asset Exchange Transaction.

(6)

Net Effective Rent relates to the S/B/C Lease prior to its termination on December 31, 2017. Certain assets that were previously included in the S/B/C Lease were transferred to Oncor effective as of the November 9, 2017 closing date as part of the Asset Exchange Transaction. Electric Plant, net relates to the Permian Lease as of December 31, 2017.

(7)	All of the transmission assets acquired from Oncor in the Asset Exchange Transaction were added to the CREZ Lease effective as of the November 9, 2017 closing date.

Provisions of Our Leases

The following summarizes the material terms of our leases.

Rental Rates

All of our current revenue is comprised of rental payments from Sharyland under leases and lease supplements that were negotiated at various times between 2010 and 2017. Lease supplements are exhibits to our leases that include the economics of the lease obligations that Sharyland owes us. We and Sharyland have negotiated rent payments intended to provide us with approximately 97% of the projected regulated return on rate base investment attributable to our assets that we and Sharyland would receive if we were a fully-integrated utility. See the caption Lease Revenues under Factors Expected to Affect Our Operating Results and Financial Condition included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. We and Sharyland have negotiated these rental rates based on the premise that we, as the owner of regulated assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and earn a profit or suffer a loss on its operation of assets. Our leases require us to negotiate rent payments in a manner consistent with this practice.

Actual revenue and expenses incurred by Sharyland will be different from those expected at the time of negotiation. As a result, we and Sharyland may earn more or less than originally projected. Our leases prohibit adjustments to lease payments for the effect of differences between Sharyland’s actual and projected results.

Our lease revenue primarily consists of base rent, but certain lease supplements contain percentage rent as well. The lease supplements for the Permian Lease, Stanton Transmission Loop Lease and assets in the CREZ Lease that were acquired from Oncor in the Asset Exchange Transaction provide only for base rent. Rent for the McAllen Lease, ERCOT Lease and assets in the CREZ Lease not acquired in the Asset Exchange Transaction is comprised primarily of base rent but also includes percentage rent. Prior to its termination, the S/B/C Lease also included a percentage rent component. Percentage rent under our leases is based on a percentage of Sharyland’s annual gross revenues, as defined in the applicable lease, in excess of annual specified breakpoints, which are at least equal to the base rent under each lease. Because a utility’s rate base decreases over time as our regulated assets depreciate, revenue under our leases will decrease over time unless we add to our existing rate base by making additional capital expenditures to offset the decreases in the rent resulting from depreciation. The weighted average annual depreciation rate of our assets as of December 31, 2017 was 2.50%.

Our leases provide that, as the completion of Footprint Projects increases our rate base, we and Sharyland will negotiate amended and restated lease supplements that will update the scheduled rent payments to include additional rent payments related to this incremental rate base. The negotiation of amended and restated lease supplements relates only to the revenue we expect to be generated from the incremental rate base subject to the negotiation and does not impact the portion of the scheduled lease payments previously negotiated with respect to assets that are already in service. However, various factors, such as a change in regulatory conditions or assumptions, could cause Sharyland’s expected lease payments on incremental rate base to be different than its lease payments to us on our existing rate base. Also, our leases provide that either party can negotiate for economics in the amended and restated lease supplements that differ from our existing leases based on factors that we determine to be appropriate at the time of the negotiation.

Additionally, the amended and restated lease supplement process allows us to address and update a number of other matters under our leases, such as updating the amount of revenue attributable to Sharyland’s capital expenditures and related matters. Because we frequently prepare amended and restated supplements based on our and Sharyland’s expectations regarding various matters, including expected capital expenditures, our leases contain a mechanism, which we refer to as a validation, that we use to amend previously negotiated supplements in order to reflect the difference between the expected capital expenditures and the actual capital expenditures that were placed in service, placed in service dates, TCOS filing and effective dates and related matters. In no event may we use the validation process to account for differences between the expected and actual return on capital expenditures. If we and Sharyland are unable to agree on a rent supplement or a validation, the leases obligate us to submit the dispute to binding arbitration.

Operation of Our Regulated Assets

The leases require that Sharyland operate the regulated assets in a reasonable and prudent manner in accordance with PUCT guidelines and applicable law. Sharyland must obtain and maintain any licenses, permits or other approvals required by applicable law to operate the regulated assets under the leases.

Expenditures

Sharyland is required to provide a capital expenditure budget on a rolling three year basis that sets forth anticipated capital expenditures related to Footprint Projects. Our capitalization policies, consistent with standard utility practices under U.S. GAAP, determine whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund. Footprint Projects expenditures are capitalized and increase our net electric plant, while expenditures relating to repairs of our existing regulated assets are expensed.

Sharyland’s Events of Default

Under our leases, a default will be deemed to occur upon certain events, including, subject in certain instances to applicable cure periods, (1) the failure of Sharyland to pay rent, (2) certain events of bankruptcy or insolvency with respect to Sharyland, (3) Sharyland’s material breach of a representation or warranty in a lease, (4) Sharyland’s material breach of a covenant in a lease or (5) a final judgment for the payment of cash in excess of $1,000,000 rendered against Sharyland that is not bonded, stayed pending appeal or discharged within 60 days.

Remedies Upon a Default

Upon a default under a lease, we may, at our option, exercise the following remedies, subject to any necessary approvals of the PUCT or other applicable governmental authority: (1) terminate the applicable lease agreement upon notice to Sharyland and recover any damages to which we are entitled under applicable law, (2) terminate Sharyland’s right to use our regulated assets and recover any damages to which we are entitled under applicable law or (3) take reasonable action to cure Sharyland’s default at Sharyland’s expense.

Financial Covenants

Sharyland is subject to certain covenants under our leases that prohibit Sharyland from incurring indebtedness in excess of certain thresholds and that otherwise obligate Sharyland to comply with certain covenants under our debt agreements.

Assignment and Subletting

Sharyland may not assign or sublet any of our regulated assets under the leases without our prior written consent and the approval of the PUCT or other applicable governmental authority.

Indemnification

Sharyland is required to defend, indemnify and hold us harmless from and against any and all claims, obligations, liabilities, damages and costs and expenses arising from any act or omission of Sharyland with respect to (1) the operation of the regulated assets, (2) damage to the regulated assets, (3) physical injuries or death (including in connection with the operation of the regulated assets), (4) any breach of any representation or warranty or covenant or (5) any negligence, recklessness or intentional misconduct of Sharyland.

Lease Renewals or Expiration

Our leases provide that, if we and Sharyland desire to renew a lease, we will negotiate lease terms based on our historical negotiations and the return that utilities in Texas are generally earning at the time of negotiation. If either we or Sharyland do not wish to renew a lease, we expect that our negotiations with a new third-party tenant would be based on the rate base of the assets covered by the expired lease and the rate of return expected at the time a new lease is negotiated, among other factors. In any event, because our regulated assets are rate-regulated and necessary for the transmission of electricity, we expect that they will continue to generate tariff revenue.

Regulatory Environment

In the United States, regulated electric assets are subject to regulation by various federal, state and local agencies. State regulatory commissions generally establish utility rates based on a traditional cost-of-service basis, providing for the timely recovery of prudently incurred costs and the opportunity to earn a reasonable rate of return on invested capital, subject to review and approval through periodic regulatory proceedings.

Our regulated assets are located in ERCOT within Texas and, as a result, we are not subject to general regulation as a “public utility” under the Federal Power Act and therefore not subject to FERC jurisdiction. Instead, we are regulated by the PUCT, which has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities that have not ceded original jurisdiction. Rates are established through rate case proceedings, which occur periodically and are typically initiated by the utility or the PUCT, on its own motion or on complaint by an affected stakeholder, to ensure that rates remain just and reasonable. In addition, the Texas Public Utility Regulatory Act (PURA) requires owners and operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system, and the PUCT has adopted rules implementing the state open-access requirements for all utilities that are subject to the PUCT’s jurisdiction over transmission services.

Historical Regulation of Our Structure

We have separated, between Sharyland and us, the functionality that is typically combined under one commonly owned group in an integrated utility. We are generally responsible for financing and funding asset additions while Sharyland is responsible for construction management, operation and maintenance of our regulated assets. Accordingly, our 2008 Restructuring Order required Sharyland and SDTS to be regulated on a combined basis, and Sharyland, as the holder of the certificates of convenience and necessity (CCN) required to operate our regulated assets, has historically made all regulatory filings related to our assets with the PUCT. As part of our rate case in Docket No. 45414 (2016 Rate Case), the PUCT raised certain questions indicating that this regulatory construct might change in the future, including the potential regulation of the leases between Sharyland and SDTS as tariffs. See Our regulated assets and Sharyland’s operations are subject to governmental regulation and oversight that could adversely impact our expected returns and operating results. in Item 1A., Risk Factors. In addition, as part of its order approving the Asset Exchange Transaction, the PUCT granted SDTS a separate CCN to continue to own and lease its assets to Sharyland.

Rate Setting

Rates are determined by an electric utility’s cost of rendering service to the public during a historical test year, adjusted for known and measurable changes, in addition to a reasonable return on invested capital. When we refer to a “rate case” or a “rate proceeding,” we are referring to formal proceedings before the PUCT, and not to TCOS filings, which are described below.

Currently, transmission rates can be updated up to two times per year through TCOS filings. In a TCOS filing, the revenue requirement is updated to reflect changes regarding assets placed in service, the effect of depreciation, updates to the ERCOT 4CP and changes in property taxes, among other matters. A utility is not permitted in these filings to update the revenue requirement to reflect any changes in operations and maintenance charges, which can be updated only through a full rate proceeding with the PUCT. If an application is materially sufficient and there are no intervenors that challenge the update, the transmission rates will generally be updated within 60 days of the date of the TCOS filing. The updates of the rates pursuant to a TCOS filing will be subject to review in the next rate case filing.

Sharyland’s Rates

In January 2014, the PUCT approved a rate case (2013 Rate Case) filed by Sharyland applicable to our regulated assets providing for a capital structure consisting of 55% debt and 45% equity, a cost of debt of 6.73%, a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates. The new rates became effective May 1, 2014. Under the order approving the 2013 Rate Case, Sharyland was required to file its next rate case in 2016. The 2016 Rate Case was dismissed in November 2017 (Rate Case Dismissal), which resulted in the 2013 Rate Case regulatory parameters remaining in place. SDTS and Sharyland are required to file a new rate case in the calendar year 2020 with a test year ending December 31, 2019.

Tax Cuts and Jobs Act

In December 2017, the TCJA was signed into law. The TCJA reduced the corporate federal income tax rate from 35% to 21% effective for taxable years beginning on or after January 1, 2018. Sharyland’s rates have historically incorporated an income tax allowance at a 35% corporate federal income tax rate; however, in light of the TCJA, Sharyland has agreed to reduce its wholesale transmission service rate (WTS rate) to reflect an income tax allowance at the reduced 21% corporate federal income tax rate. For additional information regarding the TCJA, see the caption TCJA Impacts and Company Structure Review under Factors Expected to Affect Our Operating Results and Financial Condition included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Relationship with Sharyland

A REIT is required to generate a substantial portion of its income from REIT-qualified assets and through qualified income streams, which include lease payments from third-party tenants. As a result, we have structured ownership of our regulated assets through a lessor/lessee structure, with Sharyland acting as the tenant under each of our leases. Sharyland has been a regulated utility since 1999 and, as our lessee, has control of and is responsible for operating and maintaining our regulated assets.

Sharyland is the managing member of SDTS and has operational control over our regulated assets pursuant to the leases. However, to the extent that day-to-day operations of SDTS involve matters primarily related to passive ownership of the assets, such as capital sourcing, financing, cash management and investor relations, Sharyland has delegated those responsibilities and authorities to InfraREIT pursuant to a delegation agreement. We also have negative control rights over SDTS, such as the right to approve renewals of the leases or any new leases, sales or dispositions of assets, debt issuances and annual budgets, subject to some exceptions.

Our Relationship with Hunt

We have various agreements with HCI and its subsidiaries (Hunt), Hunt Transmission Services, L.L.C. (Hunt Developer), Hunt Manager and Sharyland. The following chart illustrates our key relationships with each of these entities as of February 23, 2018.

(1)	Parties to the management agreement
(2)	Parties to the development agreement
(3)

Sharyland is the managing member of SDTS; however, Sharyland’s economic interest in SDTS is de minimis, and Sharyland has delegated to us some of its managing member authority and obligations pursuant to a delegation agreement.

Lock-Up Agreement

Hunt owns a substantial portion of our equity, and we have a lock-up agreement with Hunt, pursuant to which Hunt has agreed not to transfer or sell an aggregate of 8,419,987 of the shares of our common stock and OP Units that it currently owns. These transfer restrictions will expire on February 4, 2020. As of February 23, 2018, Hunt is the record holder of 6,334 shares of our common stock and 15,624,544 OP Units. Hunt’s lock-up agreement with us will terminate upon the termination or non-renewal of the management agreement and development agreement, both of which are discussed below. In addition, Hunt has informed us that it currently intends to hold a substantial portion of its equity in us for the foreseeable future. See Hunt’s Schedule 13D below for additional information related to Hunt’s intentions regarding its investment in us.

Management Agreement

We are party to a management agreement with Hunt Manager pursuant to which Hunt Manager manages our day-to-day business, subject to oversight from our board of directors.

Compensation

The following table summarizes the fees and expense reimbursements that we pay to Hunt Manager pursuant to the management agreement:

Compensation	Description
Base Fee

The base fee for each twelve month period beginning on April 1 will equal 1.5% of our total equity (including noncontrolling interest) as of the end of the immediately preceding year. Effective April 1, 2018, the annual base fee will decrease from $14.2 million to $13.5 million through March 31, 2019.

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

Under the terms of the development agreement, Hunt has the obligation to offer ROFO Projects to us prior to the project being energized. Hunt’s offer of a ROFO Project will commence a 75-day negotiation period; however, in certain circumstances, the parties may agree to extend the negotiation period past 75 days. Following this period, if we are unable to reach an agreement on the terms of such purchase, Hunt may, during the following 18 months, transfer the ROFO Project to a third party, but only on terms and conditions generally no more favorable than those offered to us. If the ROFO Project is not transferred to a third party during that time period, Hunt would once again be required to offer the project to us and begin another negotiation period with us before transferring the project to a third party.

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

Project	State	Net Electric Plant
Golden Spread Project	TX	Approximately $90 million
Cross Valley Project	TX	Approximately $167 million

The following are additional development projects Hunt is pursuing. Although not all of the development projects listed below are ROFO Projects under the development agreement, Hunt has informed us that it intends for us to be the primary owner of its regulated development projects, including those not listed as ROFO projects under the development agreement.

Project	State	Status
Generation interconnections	TX	Development
South Plains / Lubbock Power & Light integration	TX	Development
Nogales - DC Tie	AZ	Development
Southline	AZ - NM	Development

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

Hunt’s Schedule 13D

On January 16, 2018, HCI filed an amendment to its Schedule 13D with the U.S. Securities and Exchange Commission (SEC) stating that, in connection with its ongoing evaluation of various alternative arrangements described below, HCI is currently focusing on evaluating and developing a “going private” transaction as a result of which we would no longer be a publicly traded entity. Some of the other alternatives under consideration by HCI, as described in the Schedule 13D, are:

•	a De-REIT transaction in which InfraREIT would elect to no longer be treated as a REIT for federal income tax purposes;
•	a sale by InfraREIT of all or certain of its assets or operations to a third party;
•	a business combination between InfraREIT and a third party;
•	a business combination between InfraREIT or SDTS and Sharyland; or
•	other transactions that would significantly alter the organizational structure, business or ownership of InfraREIT.

HCI has stated that it will continue to develop and evaluate scenarios and consider the various alternatives identified above; however, based on HCI’s evaluation to date, HCI has indicated that it currently does not have a high level of interest in pursuing an alternative that would involve a disposition of HCI’s entire interest in us or our Operating Partnership. Instead, at the present time, HCI is focusing on an alternative that would enable it to maintain a substantial equity stake in us or our Operating Partnership (or any successor business entities) and continue to actively participate in, and exercise a substantial degree of influence over, the business and affairs of these entities.

Any transaction proposed by HCI would be expected to require approvals from our board of directors or the Conflicts Committee and/or from our stockholders. Our Conflicts Committee intends to consider any alternatives that may be proposed by Hunt.

Company Structure Review

The TCJA reduced the corporate federal income tax rate from 35% to 21%. Sharyland’s rates have historically incorporated an income tax allowance at a 35% corporate federal income tax rate, and our lease supplements with Sharyland reflect this assumption. However, due to the enactment of the TCJA and at the request of the PUCT, Sharyland has agreed to reduce its WTS rate to reflect an income tax allowance at the 21% corporate federal income tax rate. This reduction will impact our percentage rent revenues, which are calculated based on a percentage of Sharyland’s gross revenue. The impact of the TCJA will also be incorporated into new lease supplements for future assets placed in service or upon the renewal of our leases, resulting in a reduction, relative to the existing lease terms, in the amount of lease revenue we receive per dollar of rate base. It is also possible that, in the future, Sharyland could request a reduction in rent for existing assets already under lease to reflect the impacts of the TCJA; if such request is made, we are not obligated under the leases to agree to the requested change. Sharyland has indicated that it currently does not intend to make such a request with respect to the 2018 lease payments.

We continue to evaluate these and other potential impacts of the TCJA. In consideration of the significant impact of the change in the corporate federal income tax rate, as well as the other potential impacts of the TCJA, we believe that the TCJA will, over time, decrease the relative economic benefits of owning utility assets in a REIT structure as compared to a traditional C-corporation structure and, accordingly, we are reviewing our REIT election and the existing lessor-lessee relationship with Sharyland. This review includes consideration of a De-REIT transaction which, in addition to revoking our REIT status with the IRS, also may involve one or more of the following:

•	combining Sharyland with SDTS;
•	terminating the leases between SDTS and Sharyland;
•	terminating our Operating Partnership; and/or
•	other negotiations with Hunt, including terminating or renegotiating our management agreement, terminating or renegotiating the development agreement, and engaging in related negotiations.

We have not set a specific timeline for completing this review.

Competition

Improvements in existing technologies to produce, transmit or deliver electricity, including advancements related to self-generation and distributed generation or the creation of new technologies or services, could result in a reduction of demand for Sharyland’s regulated asset services, but these have not been significant factors to date.

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

Customers

We lease all our regulated assets to Sharyland, which supports its lease payments to us by collecting revenues from other utilities through PUCT-approved rates. Prior to the Asset Exchange Transaction, Sharyland also collected revenue through PUCT-approved rates directly from retail electric providers who sell electricity to Texas customers.

Environmental Matters

Our tenant’s day-to-day operations are subject to a wide range of environmental laws and regulations across a large number of jurisdictions, including laws and regulations that impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. We rely on our tenant for the compliance of our regulated assets with such laws and regulations. Under the terms of our leases, our tenant is required to indemnify us if we incur damages as a result of its failure to comply with any such law or regulation.

These laws and regulations also generally require that governmental permits and approvals be obtained both before construction and during operation of regulated assets. As construction manager of our regulated asset projects, we also rely on our tenant for compliance with such permits and approvals, and our tenant is required to indemnify us if they fail to obtain or comply with any permit or approval in accordance with the terms of our leases.

We do not believe that we currently have any material environmental liabilities.

Insurance

Our leases require our tenant to carry liability and casualty insurance on our properties covering certain hazards with specific policy limits set forth in the lease agreements. However, there may not be adequate insurance to cover the associated costs of repair or reconstruction, or insurance may not be available at commercially reasonable rates or, for some events, at all. For instance, Sharyland has not been able to obtain property insurance coverage on commercially reasonable terms for the full value of our regulated assets. As a result, we have amended or waived the requirements under our leases that Sharyland obtain such insurance. In this respect, we and Sharyland are self-insured for a substantial portion of the amount that it would cost to repair or replace our regulated assets. In the event remediating any damage or loss is considered a repair under the applicable lease, our tenant is responsible for the cost of repairing or replacing such damage or loss whether or not covered by insurance. On the other hand, in the event remediating any damage or loss is considered a Footprint Project under the lease, we will be responsible for payment of any insurance deductible, as well as for any such damage or loss not covered by insurance. We believe that our regulated assets are covered by adequate insurance, including those regulated assets for which we and our tenant are self-insured.

Seasonality

Sharyland’s transmission revenue is not subject to seasonality, although the revenue from Sharyland’s wholesale distribution assets is subject to seasonality. However, due to our lease revenue structure, no material portion of our business is affected by seasonality. See Summary of Critical Accounting Policies and Estimates in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JOBS Act

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of our IPO, which will occur in 2020, or such earlier time that we are no longer considered an emerging growth company under the JOBS Act. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large accelerated filer under the rules of the SEC, or if we issue more than $1.0 billion of non-convertible debt over a three year period.

We have elected to “opt out” of certain exemptions that we are permitted to take advantage of as an emerging growth company, including a provision that would exempt us from obligations to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), and a provision that would permit us to take advantage of an extended transition period for complying with new or revised accounting standards. As a result, we have complied with the auditor attestation requirements of the Sarbanes-Oxley Act beginning as of December 31, 2016, and we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies.

To the extent that we utilize certain provisions available to us as an emerging growth company, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Employees

We have no employees. We are externally managed by Hunt Manager. All our officers are employees of Hunt Manager. Pursuant to the terms of our management agreement, Hunt Manager provides for our day-to-day management, subject to oversight by our board of directors. In exchange for these management services, we pay a management fee to Hunt Manager. In the event Hunt Manager is unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

We internally evaluate all our rate-regulated assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

Our Internet address is www.InfraREITInc.com. The information contained on our website or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K. A printed copy of this Annual Report on Form 10-K will be provided without charge upon written request to Investor Relations at InfraREIT, Inc., 1900 North Akard Street, Dallas, Texas, 75201. A direct link to our filings with the SEC is available on our website under the Investor Relations tab. Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol “HIFR.”

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

Our regulated assets and Sharyland’s operations are subject to governmental regulation and oversight that could adversely impact our expected returns and operating results.

Both Sharyland and SDTS, our subsidiary, are regulated by the PUCT, and decisions by the PUCT, including in some circumstances in which we are not involved directly as a party, can directly impact our business. Rate regulation is premised on the timely recovery of prudently incurred costs and the opportunity to earn a reasonable rate of return on invested capital, although, over time, the PUCT may change its position regarding a reasonable rate of return on invested capital through changes to our allowed return on equity and capital structure, the timelines of adding capital invested to our rate base and any other adjustments to our rate base. Additionally, there is no assurance that the PUCT will determine that all of our rate base can be recovered through rates, or that the PUCT will not otherwise make regulatory determinations that adversely affect our regulated assets or Sharyland’s operations. The PUCT could, among other things, determine that certain of our capital expenditures should not be included in rates, or the PUCT could challenge other regulatory judgments, such as those related to affiliate charges, operations and maintenance expenses, tax elections, rate case expenses, regulatory assets and other matters. Also, if the PUCT makes a determination that adversely affects the amount of our rate base, we may need to take accounting charges that impair our assets, which could further adversely affect our results of operations and financial condition. Further, any transfer of our assets or change of control involving us would be subject to the approval of the PUCT.

A number of fundamental legal and policy issues were raised as part of our 2016 Rate Case, including questions regarding whether our leases with Sharyland are tariffs under PURA that are subject to regulation by the PUCT and challenges to the recovery of an income tax allowance by a utility organized in a REIT structure. The Rate Case Dismissal preserved the right of the parties to the 2016 Rate Case to address in a future proceeding all issues not mooted by the Rate Case Dismissal. Therefore, it is possible that in a future proceeding parties may again argue that our leases, including the rent rates that SDTS charges Sharyland for its lease of the regulated assets owned by SDTS, should be directly regulated by the PUCT as tariffs under PURA, question our ability to recover an income tax allowance or raise various other issues that were in dispute in our 2016 Rate Case.

Under the terms of the Rate Case Dismissal, Sharyland and SDTS are required to file a new rate case in the calendar year 2020, based on a test year ending December 31, 2019, and the PUCT has the authority to require us to file a new rate case earlier. Although we cannot predict what issues will be raised in that rate case or what the outcome of any particular issue will be, it is possible that the consideration and resolution of any of the issues that were previously raised in our 2016 Rate Case or other regulatory determinations could result in regulatory requirements or outcomes that adversely affect the amount of rent we receive from Sharyland or Sharyland’s ability to meet its obligations to pay us rent pursuant to the leases, or that otherwise materially and adversely affect our operating results and financial condition, limit our ability to timely recover our capital investments, challenge our ability to continue to operate as a REIT under applicable tax laws or otherwise materially and adversely affect our business.

In addition, our regulated assets and Sharyland’s operations are subject to a variety of other U.S. federal, state and local laws and regulations, including laws and regulations related to regulatory matters; environmental health and safety matters; and human health and safety matters. We generally rely on Sharyland to ensure compliance with these laws and rules, and, in most circumstances, Sharyland is required under our leases to remedy the effect of any non-compliance during the term of the applicable lease. Compliance with the requirements under these various regulatory regimes may cause us or Sharyland to incur significant additional costs, and failure to comply with these requirements could result in the shutdown of the non-complying assets and the imposition of liens, fines and/or civil or criminal liability. Utility operations may also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs and cost allocation by regulatory authorities. We cannot predict what effect any such changes in the regulatory environment will have on us or Sharyland’s operations.

The enactment of the TCJA will, over time, have the effect of decreasing the relative advantages of our business model and, if we determine to terminate our REIT status, the effects of this change in tax status could have adverse implications on our financial results or otherwise have a negative effect on us or our stockholders.

The TCJA includes a reduction in the corporate federal income tax rate from 35% to 21%, effective for taxable years beginning on or after January 1, 2018. In accordance with Accounting Standards Codification Topic 980, Regulated Operations, Section 405, Liabilities, we have recorded a regulatory liability for the amount of excess accumulated deferred federal income tax (ADFIT) associated with the lower corporate federal income tax rate. See the caption Tax Cuts and Jobs Act Regulatory Adjustment under Significant Components of Our Results of Operations included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our lease supplements currently assume Sharyland’s recovery in rates of an income tax allowance of the 35% corporate federal income tax rate; however, at the request of the PUCT, Sharyland has agreed to reduce its WTS rate to reflect an income tax allowance at the reduced corporate federal income tax rate. This reduction will impact our percentage rent revenues, which are calculated based on a percentage of Sharyland’s gross revenue. Additionally, lease payments for future assets placed in service or upon the renewal of our leases will reflect a reduction in Sharyland’s rates and the impact of the regulatory liability, which will result in a reduction, relative to the existing lease terms, in the amount of lease revenue we receive per dollar of rate base. Further, in the future Sharyland could request a reduction in the existing lease payments to reflect these changes. In light of the foregoing as well as the other potential impacts of the TCJA, the TCJA will, over time, have the effect of decreasing the relative economic benefits of owning utility assets in a REIT structure, as compared to a traditional C-corporation structure. See Company Structure Review under Item 1., Business.

Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. The ultimate impact of any decision to terminate our REIT status on us or on our financial position would be subject to a number of variables, both positive and negative, the net effect of which we cannot predict at this time. In addition, if we determine to terminate our REIT status, we would no longer be required to pay any dividends to our stockholders, and the amount of any dividend that we determine to pay may be reduced. Although our board of directors could cause us to terminate our REIT status only if it determined in good faith that it is in our best interest, it is possible that a change that the board of directors determines to be in our best interest may not be in the best interest of any particular stockholder.

Conflicts of interest may arise in the event that we receive a going private offer from Hunt, and our relationships with Hunt and its affiliates could have a negative effect on other transactions that might be in the best interests of our stockholders.

On January 16, 2018, HCI filed an amendment to its Schedule 13D with the SEC confirming that it has been engaged in developing and evaluating various alternative arrangements to the existing business structures in place between us and Hunt, including a De-REIT transaction in which we would elect to no longer be treated as a REIT for federal income tax purposes, a sale by us of all or certain of our assets or operations to a third party, a business combination between us and a third party, a business combination between us or SDTS and Sharyland or other transactions that would significantly alter our organizational structure, business or ownership. HCI also stated in its Schedule 13D that, although Hunt will continue to develop and evaluate scenarios and consider other alternative arrangements, it does not have a high level of interest in pursuing an alternative that would involve a disposition of HCI’s entire interest in us or our Operating Partnership. HCI further stated that Hunt intends to focus on evaluating and developing a “going private” transaction in which we would no longer be a publicly traded entity. See the caption Hunt’s Schedule 13D under Our Relationship with Hunt included in Item 1., Business. Due to Hunt’s ownership and control of Hunt Manager and its relationships with our management team and with three members of our board of directors, conflicts of interest will likely arise in the event that we were to receive a going private offer from Hunt or in the event we were to pursue one of the other alternative arrangements. See the caption Risks Related to Related Party Transactions and Conflicts of Interest below.

We currently rely on Hunt or its affiliates to perform a variety of functions for us, and our relationships with Hunt Manager, Hunt Developer and Sharyland are interrelated and subject to certain contractual limitations. Specifically, there are restrictions on our ability to terminate the leases with Sharyland. Additionally, we are only allowed to terminate the management agreement with Hunt Manager on or before December 31, 2018, to be effective December 31, 2019, and we are required to pay a termination fee equal to three times the most recent annualized base management and incentive payment, in each case except in the event of a termination “for cause.” There are also restrictions on our ability to terminate the development agreement with Hunt Developer. However, the development agreement with Hunt Developer expires automatically upon termination of the management agreement, regardless of whether the management agreement is terminated by us or by Hunt Manager (unless we terminate for cause), meaning that the termination of our relationship with Hunt Manager as our external manager would terminate our right of first offer with respect to ROFO Projects. Accordingly, the terms and limitations governing our arrangements with Hunt and Sharyland, and Hunt’s stated intention to maintain a substantial equity stake in us that enables it to continue to actively participate in, and exercise a substantial degree of influence over, our business and affairs, may inhibit a competing acquisition proposal for us by any third party or lower the price we would receive in a competing transaction.

Because all of our lease revenues are currently generated by lease payments from Sharyland, our business, financial condition, results of operations and cash flows are dependent on Sharyland’s financial and operating performance.

Sharyland’s ability to make lease payments to us under our leases is subject to its ability to generate cash flows or raise additional capital sufficient to support its obligations. Sharyland has incurred both U.S. GAAP and management reported losses in the past. If Sharyland were to operate at a loss in future years, and if it is unable to obtain debt or equity capital to fund its cash needs, its financial condition and liquidity may suffer. Sharyland’s liquidity and operating results will be negatively impacted by the decrease in its revenues that will result from its agreement to reduce its WTS rate to give effect to the TCJA, and may also be negatively impacted if its expenses increase rapidly, including for reasons outside of its control, before it is able to file and complete a full rate proceeding with the PUCT in order to recover the higher operation and maintenance expenses in its rates.

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

We will not be able to materially increase our lease revenue unless the rate base of our regulated assets grows.

There are two ways for us to increase our rate base and, as a result, our lease revenues, namely funding capital expenditures under our leases or acquiring additional regulated assets from Hunt or third parties. In recent years, our primary method for increasing our rate base has been funding Footprint Projects under our leases. There are a number of factors that could impact the amount of available investment in Footprint Projects, including the number of and capital needs associated with requests by electricity generators to connect to our transmission facilities as well as population, economic and load growth in and around the Permian Basin, where growth may be adversely affected by the impact of lower oil and gas prices on economic activity in the region. Further, as a result of the Asset Exchange Transaction, we now are focused on a transmission-based strategy, and we will forgo future retail distribution capital expenditures. Transmission projects, as compared to distribution projects, are typically larger projects that require lengthy regulatory approval processes and longer construction times. As a result, we may experience significant variability in our capital expenditures and our ability to grow our rate base and lease revenue is uncertain. Additionally, although historically the PUCT has generally favored the expansion and updating of the transmission infrastructure within its jurisdiction, if the PUCT were to change its view on transmission needs in Texas, or if those needs do not continue or develop as projected, our strategy of investing in transmission could be impacted.

Under the development agreement, we are prohibited from funding projects that qualify as ROFO Projects, even, in some circumstances, certain projects that connect to our transmission assets. Consequently, our ability to grow our rate base and revenues also depends in part on Hunt’s ability to develop and construct ROFO Projects and our ability to acquire ROFO Projects or other regulated assets on acceptable terms. Accordingly, if Hunt is unable to develop ROFO Projects or we do not identify regulated assets that are attractive to us, or if we are unable to acquire ROFO Projects or other regulated assets on terms that are acceptable to us, we will not experience the rate base and lease revenue growth that we would otherwise expect, which could affect our financial condition, results of operations and our ability to make distributions to our stockholders.

The results of our negotiations of future rent payments under our leases and our ability to renew our leases upon their expiration, or to identify new tenants under our leases, will affect our operating results and financial condition.

We generally do not negotiate lease payments with respect to the capital expenditures that we fund until shortly before the beginning of the year in which we expect the related assets to be placed in service. As a result, we have not yet negotiated lease payments under our existing leases with respect to capital expenditures that we expect to fund and place in service subsequent to 2018. Although our existing leases provide that our historical agreements with Sharyland will serve as the basis for new rent payments, we expect that, as a result of the TCJA, the amount of revenue we receive per dollar of rate base will be lower with respect to future assets placed in service or upon renewal of our leases, as compared to our existing lease terms. Further, even after the impacts of the TCJA are reflected in our lease payments, there is no assurance that future negotiations of new or amended lease supplements will result in a certain level of lease payments or lease revenues.

Furthermore, the leases relating to approximately 90% of our current net assets expire on December 31, 2020, and our other existing leases expire at various times between December 31, 2019 and December 31, 2022. Although we and Sharyland have been able to negotiate several new leases and lease extensions in the last several years, there is no assurance that we and Sharyland will be able to renew or extend our leases on acceptable terms upon their expiration. We also have the right to terminate our leases upon Sharyland’s breach, subject in some circumstances to applicable cure periods. However, terminating the leases, or entering into new leases with a different tenant following expiration of our leases with Sharyland, would require the approval of the PUCT and any other applicable regulatory bodies, which could be complex and costly and which we may not be able to obtain. Because other utilities in the state of Texas are structured as integrated utilities that own the assets they operate, we may not be able to identify a new tenant that is willing to operate assets that they do not own. Further, any new tenant would need to be a qualified and reputable operator of regulated assets with the wherewithal and capability of acting as our tenant and, if leasing a significant portion of our assets, would need to agree to timely provide us with their financial statements for us to include in the periodic reports we file under the Securities Exchange Act of 1934, as amended (Exchange Act). There is no assurance that we would be able to identify a tenant that meets these criteria efficiently or at all, or, if we are able to identify such tenant, that we would receive lease terms from such new tenant that are as favorable as our lease terms with Sharyland.

There may be significant lag time between the time we make capital expenditures and when we begin receiving rent with respect to such expenditures and, because of the lessor/lessee structure, if Sharyland’s revenue increases in the future, our lease revenue will not increase as quickly as it would if we were operating as an integrated utility.

All our lease revenues currently come from lease payments from Sharyland. Under our lease agreements, we and Sharyland negotiate lease payments for our capital expenditures before the applicable assets are placed in service. As a result, if, during the term of a lease, market conditions change in a manner that allows Sharyland to realize a greater rate of return than what was originally anticipated, we would not be able to force a renegotiation of our leases to reflect the higher rate of return.

Further, Sharyland’s obligation to pay rent in connection with capital expenditures that we fund does not begin until the related assets are placed in service and, in most cases, a TCOS filing with respect to the assets has become effective. Under current PUCT rules, Sharyland is permitted to make only two TCOS filings per year. See the caption Rate Setting under Regulatory Environment included in Item 1., Business. Accordingly, the lag time between the time we fund capital expenditures with respect to a project and when we begin receiving lease revenue on the related assets can be lengthy. Although we will earn AFUDC on the amounts we have expended on capital expenditures that have not yet been placed in service, this accrual does not represent cash earnings, nor does it apply to assets that have been placed in service, but have not yet begun generating revenue.

Although the impact of this regulatory lag is partially mitigated by the percentage rent under our leases, which is based on Sharyland’s revenues and therefore enables us to share in some of the benefit of any growth in Sharyland’s revenues, our revenue will not increase as quickly as it would if we were operating as an integrated utility.

We may not be able to make cash distributions to holders of our common stock comparable to our current or targeted annualized distribution rate.

We intend to continue to make regular quarterly cash distributions to holders of our common stock. The dividend amount principally depends upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based on, among other things:

•	lease payments actually received;
•	the level and timing of capital expenditures we make;
•	our other expenses and working capital needs;
•	our debt service requirements and restrictions contained in the agreements governing our indebtedness;
•	our ability to borrow funds and access capital markets; and
•	other business risks affecting our cash levels.

As a result of all these factors, we cannot guarantee that we will be able to generate sufficient cash from operations to pay a specific level of cash distributions to holders of our common stock.

Our structure and the terms of our leases limit our control over SDTS and our regulated assets.

Sharyland is the managing member of SDTS, and we are not able to remove Sharyland as managing member without prior PUCT permission. As the managing member, Sharyland has the exclusive power and authority on behalf of SDTS to manage, control, administer and operate the properties, business and affairs of SDTS in accordance with the limited liability company agreement governing SDTS, subject to a variety of negative control rights in favor of our subsidiary, Transmission and Distribution Company, L.L.C. (TDC), and a delegation agreement with us. TDC currently owns substantially all the economic interests in SDTS. Specifically, although our consent is generally required before SDTS may engage in any material action, Sharyland has the right, subject to certain limitations, to cause SDTS to raise equity capital through the admission of additional members of SDTS without our consent if necessary to fund improvements to our regulated assets that are required by a regulatory authority. As a result of this arrangement, we are limited in our ability to exert control over SDTS and our regulated assets, and Sharyland may exercise its rights in a manner that may dilute our economic interest in our regulated assets.

In addition, under the terms of our leases, Sharyland is responsible for, and fulfills, substantially all of the operational functions that, in an integrated utility, would be controlled and directed by the owner of the regulated assets. These functions include various operational matters such as repairing and maintaining the regulated assets leased from us; planning new projects; forecasting capital expenditures; administering the tariff and interacting with distribution service providers; handling community relations matters; accounting for substantially all of the utility’s operations and maintenance costs; cybersecurity; construction management; primary responsibility for regulatory interactions and compliance; managing environmental matters; obtaining and maintaining necessary licenses and permits; and all other matters related to the operation of the utility. While we have influence over the manner in which Sharyland provides these functions pursuant to the terms of our leases and through Hunt Manager’s and our working relationship with Sharyland, we do not control Sharyland and, as a result, do not have the same level of control as a similarly situated owner of regulated assets in an integrated utility. As a result, even if we believe that our assets are not being operated efficiently or effectively, we may not be able to require Sharyland to change the way it operates them, and our financial condition and results of operations may be adversely affected.

We rely on third parties to manage aspects of our growth, including the construction of our regulated assets, and our inability to find qualified third-party providers or the failure of third parties to provide timely and quality services would have an adverse impact on our ability to grow.

A substantial portion of the growth that we expect in our asset base is comprised of construction projects. We do not have internal operational or construction expertise and, therefore, we rely on third parties to manage the construction of our regulated assets. To date, Sharyland has managed the planning and construction of our projects, but, in some circumstances, Sharyland also relies on third-party contractors to complete these projects. As a result, we are particularly susceptible to risks generally applicable to construction projects, including:

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

Cyber intrusions targeting our information systems could impair our ability to properly manage our data, networks, systems and programs. While we have implemented measures designed to prevent cyberattacks and mitigate their effects should they occur, the systems may be vulnerable to unauthorized access and cyber intrusions. In addition, we rely on Sharyland for the cybersecurity relating to its operations, breaches of which could lead to a loss of operational control or the release of certain confidential or critical operating information. If any such breach or intrusion were to occur, our business, assets and results of operation may be adversely affected.

We expect to raise funds regularly from the capital markets in order to support our growth.

We expect to raise equity and debt capital from public markets in the future to support our growth. As a result, our financial condition and liquidity will be adversely affected if market conditions prevent us from obtaining financing on favorable terms or at all. Adverse business developments or market disruptions could increase the cost of financing or prevent us from accessing the capital markets on the schedule or timeline we expect or at all. The dilution associated with issuing equity at unfavorable prices could adversely affect the amount and growth of our distributions per share, non-GAAP earnings per share, net income attributable to InfraREIT, Inc. per share and other per share metrics. In some scenarios, if debt or equity capital were unavailable on any terms, we may not be able to pay or grow our cash distributions, fund capital expenditures for Footprint Projects under the leases or refinance our existing debt.

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

In addition, we are required to include Sharyland’s financial statements in the periodic reports we file under the Exchange Act. However, we do not prepare Sharyland’s financial statements, and we do not have any oversight over the preparation of those financial statements or over Sharyland’s internal control over financial reporting. If Sharyland is unable to timely provide us with its financial statements, or if Sharyland’s internal controls fail to prevent or detect a misstatement in its financial statements, we may be unable to file our periodic reports within the timeframe required by the Exchange Act, and there can be no assurance regarding the accuracy or completeness of Sharyland’s financial statements included therein, which could result in certain penalties imposed by the SEC and could negatively impact our ability to access the capital markets or to comply with our obligations under our registration rights agreement.

Changes in technology or increased conservation efforts could adversely affect our business.

Improvements in existing technologies to produce electricity, including advancements related to self-generation and distributed generation, or the creation of new technologies or services could reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation plants. Self-generation itself may exacerbate these trends by reducing the pool of customers, subject to certain regulatory limits, from whom distribution service providers recover fixed costs, while potentially increasing costs of system modifications that may be needed to integrate the systemic effects of self-generation. To the extent self-generation facilities become a more cost effective option for certain end users, regulated asset investment opportunities generally may decrease, adversely affecting our growth prospects, and Sharyland’s financial and operating performance may be adversely impacted, which in turn would decrease the amount of percentage rent Sharyland owes us and may lead it to request that we defer or waive its obligations under the leases, including its obligation to make lease payments to us, or to seek to terminate its leases with us. Such trends could also affect the terms to which Sharyland will agree upon any extension or renewal of the lease or that a replacement tenant would be willing to agree to if we chose not to renew the leases. Decreases in the amount of lease revenue received from Sharyland would adversely affect our business, financial condition, results of operations and cash flows.

Also, electricity demand could be reduced by increased conservation efforts, advances in technology or federal and state government incentives or mandates in support of energy efficiency, which could likewise reduce the relative value of our regulated assets. Effective energy conservation by end users could result in reduced energy demand, or significantly slow the growth in demand.

Utilities are subject to adverse publicity and reputational risks, which could lead to increased regulatory oversight, sanctions or other negative impacts.

Utility companies are important to transmitting and distributing electricity that is critical to end use customers and as a result have been the subject of public criticism focused on the reliability of their transmission and distribution services and speed with which they are able to respond to outages caused by storm damage or other events. Adverse publicity of this nature may render legislatures, public service commissions and other regulatory authorities and government officials less likely to view utilities in a favorable light and may cause them to be susceptible to less favorable legislative and regulatory outcomes or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing Sharyland’s operations, such as reliability and service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing would likely increase the compliance costs borne by Sharyland, and could have a material negative impact on our lease rates as well as Sharyland’s business, results of operations, cash flow and financial condition, which in turn could negatively impact its ability to make lease payments to us.

We have a significant amount of indebtedness that is subject to covenants with which we must comply, which may limit our operational flexibility. We rely on Sharyland to comply with some of the covenants under our credit arrangements.

We have a significant amount of indebtedness, which means that a material portion of our lease revenue will be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for working capital and capital expenditures and impacting our flexibility to react to changing business and economic conditions. Additionally, the agreements governing our indebtedness contain various covenants applicable to us and Sharyland, including restrictions on distributions or modifications to certain terms of our leases, as well as covenants that require us to maintain specified financial ratios and satisfy financial condition tests. In addition, our regulated assets are collateral under our secured financings. Furthermore, our debt arrangements require Sharyland to deliver certain financial statements and reports, maintain its licenses and permits, deliver certain required notices, operate and maintain our regulated assets and maintain proper books of records and account in conformity with U.S. GAAP and include events of default triggered by (1) a bankruptcy by Sharyland, (2) any judgment being entered against Sharyland for payment of money in excess of $2 million, (3) a default by Sharyland with respect to any of its indebtedness in excess of $2 million or any other default by Sharyland with respect to any of its indebtedness that could lead to a material adverse effect (as defined in the applicable debt agreements) and (4) in some cases, a default by Sharyland under our leases that could lead to a material adverse effect with respect to us (as defined in the applicable debt agreements). Our debt agreements also limit Sharyland’s ability to incur indebtedness, subject to some exceptions. Sharyland has agreed to comply with these covenants. Our ability to continue to borrow is subject to continued compliance with these and other covenants by Sharyland and us, and failure to comply with these covenants could cause a default under our credit facilities, which could require us to repay the related debt with capital from other sources, all of which would adversely affect our financial condition and results of operations.

Our regulated assets and Sharyland’s operations may be affected by hazards associated with electricity transmission and distribution and other events for which Sharyland’s and/or our property insurance may not provide adequate coverage.

Our regulated assets and Sharyland’s operations are subject to hazards associated with electricity transmission and distribution, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, discharges or releases of toxic or hazardous substances and other environmental risks. These hazards can cause severe damage to or destruction of property and equipment and may result in suspension of operations or the imposition of civil or criminal penalties. We and Sharyland are self-insured for a substantial portion of our regulated assets, and, as a result, there may not be adequate insurance to cover the associated costs of repair or reconstruction. Although it is possible that our capital expenditures to fund these remediation costs could be recoverable in rates, recovery of the related expenditures could be delayed or denied, in which case our rent revenues or Sharyland’s financial condition, cash flows and revenues would be adversely affected.

We may incur unexpected liabilities with respect to regulated assets that we acquire and may not be able to achieve the benefits of any such acquisition that we expect.

We expect to conduct customary due diligence with respect to any regulated assets that we may acquire, but our assessment may not identify all existing or potential problems, nor enable us to become familiar enough with the acquired assets to fully assess any deficiencies. If we incur costs to remediate any deficiencies in the acquired assets that existed at closing or arise in the future, we may not have adequate recourse against the seller for such deficiencies, and there is no assurance that the PUCT will determine that all of such capital expenditures can be recovered through rates. Further, our ability to make specified claims against the seller of any regulated assets that we acquire will generally expire over time, and we may be left with no recourse for liabilities and other problems associated with the acquired assets that we do not discover prior to the expiration date related to such matters under the agreements governing the asset acquisition.

If we are unable to protect our rights to the land under our towers, lines and substations, it could adversely affect our business and operating results.

Our real property interests include fee interests, easements, licenses and rights-of-way. A loss of any or all these interests at a particular site may interfere with Sharyland’s operations and ability to generate lease revenues from our regulated assets. In addition, any such loss could result in a default under our credit facilities, which could distract our management team, damage our relationship with our lenders and result in the acceleration of our indebtedness. We generally rely on Sharyland for title work related to our real property acquisitions. If we and Sharyland are unable to protect our real property rights related to our regulated assets, our results of operation and financial condition may be adversely affected.

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

We have a significant goodwill balance related to the acquisition of Cap Rock Holding Corporation (Cap Rock) and our formation transactions, both of which occurred in 2010. A determination that goodwill is impaired could result in a significant non-cash charge to earnings.

Our goodwill balance at December 31, 2017 is $138.4 million, of which $83.4 million is attributable to our acquisition of Cap Rock and $55.0 million is attributable to InfraREIT, L.L.C.’s formation transactions in 2010. An impairment charge must be recorded under U.S. GAAP to the extent that the implied fair value of goodwill is less than the carrying value of goodwill, as shown on our Consolidated Balance Sheets. We are required to test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may result in an interim impairment test include a decline in our stock price causing market capitalization to fall below book value, an adverse change in business conditions or an adverse regulatory action. If we were to determine that our goodwill is impaired, we would be required to reduce our goodwill balance by the amount of the impairment and record a corresponding non-cash charge to earnings. Depending on the amount of the impairment, an impairment determination could have a material adverse effect on our financial condition and results of operations, but would not have an impact on our cash flow.

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

Our business originated in the Hunt organization, and Hunt Manager, our external manager, is a subsidiary of Hunt. All our officers, including our President and Chief Executive Officer, David A. Campbell, are employees of Hunt Manager. Mr. Campbell also serves as President and Chief Executive Officer of Sharyland, our sole tenant. Hunt controls the compensation of all our officers, including Mr. Campbell, and Hunt Manager’s employees enjoy various employee perquisites and other benefits associated with being a Hunt employee. Hunt Manager has granted or in the future may grant compensation or awards to our officers, including Mr. Campbell, that are based upon the performance of Hunt Manager, Hunt Developer, Sharyland and Hunt generally. As a result, Mr. Campbell and our other officers and other employees of Hunt Manager may benefit from the financial performance of these entities, including the consideration paid by us under the management agreement and from any economic benefit that Hunt or Sharyland receives from the performance of Sharyland or from the sale of ROFO Projects to us pursuant to the development agreement; however, our executive officers have waived any benefit they may receive under certain Hunt incentive plans from any sale of the Golden Spread Project and Cross Valley Project to InfraREIT, to the extent that they participate in such plans, other than benefits under plans where the effect of those transactions will be immaterial to such individuals. Consequently, Mr. Campbell, our other officers and other employees of Hunt Manager, each of whom reports, either directly or indirectly, to Mr. Campbell, may consider the interests of these Hunt affiliates in any negotiations, including in any negotiations with Sharyland regarding our leases or in other transactions that we undertake with Sharyland, and may be incentivized to focus on ROFO Projects and divert attention from Footprint Projects. Additionally, the duties owed to us by our officers, including Mr. Campbell, and Mr. Campbell’s duties to us as a director, may conflict with duties to, and pecuniary interests in, Hunt Manager, Hunt Developer, Sharyland and Hunt generally.

W. Kirk Baker, who is a member of our board of directors and served as Chairman until February 2018, was the President and Chief Executive Officer of Hunt Manager until August 2014, was a senior officer in the HCI organization until July 2012, and received compensation and other benefits from Hunt and its affiliates during these time periods. Additionally, Mr. Baker currently is the Managing Partner of Captra Capital, an investment and strategic advisory firm in which Hunt previously was an investor and client. Hunt and Mr. Baker have informed us that Mr. Baker and Captra Capital have received fees, various perquisites and incentive compensation from Hunt and may benefit from any payments that we make to Hunt Manager under the management agreement or from any other economic benefit that Hunt receives pursuant to our arrangements with them. As a result, Mr. Baker may consider the interests of Hunt Manager, Hunt Developer, Sharyland and Hunt generally in any negotiation between us and one of those entities.

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

Although we intend to operate and manage our business for the benefit of our stockholders, there is a risk that actual or perceived conflicts of interest could affect the manner in which we treat Hunt as a limited partner in the Operating Partnership or how we manage our relationships with Hunt Manager, Hunt Developer and Sharyland under the management agreement, the development agreement and our leases and that the negotiations and agreements between us, our subsidiaries or our Operating Partnership, on the one hand, and these entities and their affiliates, on the other hand, may not solely reflect the interests of our stockholders. If we were to terminate any of our leases with Sharyland, we would lose the benefit of the relationship that we have cultivated with Sharyland and could damage our relationship with Hunt. Further, if we were to terminate the management agreement with Hunt Manager, the development agreement also would automatically expire. These complications and costs could adversely affect our results of operations, financial condition and relationship with regulators and ratepayers.

There are limited contractual or legal restrictions on Hunt’s ability to compete with us, and we are prohibited from competing with Hunt in certain circumstances.

Our leases prohibit Sharyland from funding Footprint Projects unless we fail to do so, and our development agreement with Hunt Developer prohibits Hunt and its affiliates from owning or funding Footprint Projects. The development agreement also provides us with a right of first offer to acquire ROFO Projects. However, Hunt Developer has the exclusive right to fund the development and construction of ROFO Projects, and Hunt also is free to pursue the development and construction of other regulated asset projects. As a result, we are prohibited from funding projects that qualify as ROFO Projects, including in some circumstances projects that connect to our transmission assets, and Hunt may compete directly with us for the acquisition of other regulated assets and businesses, including within Texas. Additionally, as permitted by the Maryland General Corporation Law (MGCL), our charter contains provisions that permit our directors and officers, and their affiliates (including individuals serving in such capacities who are also directors, officers and/or employees of Hunt and its affiliates), to compete with us, own any investments or engage in any business activities, including investments and business activities that are similar to our current or proposed investments or business activities, without any obligation to present any such business opportunity to us unless the opportunity is expressly offered to such person in his or her capacity as our director or officer.

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

We are externally advised and managed by Hunt Manager, and all members of our senior management are employees of Hunt Manager. Pursuant to our management agreement, Hunt Manager is obligated to supply us with all our senior management team. Subject to the direction of our board of directors, Hunt Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of Hunt Manager. The executive officers and key personnel of Hunt Manager have extensive knowledge of our business and industry. If any executive officer or key person leaves Hunt Manager or otherwise becomes unavailable to manage our business, our performance could be adversely impacted. If our management agreement with Hunt Manager were to terminate, we would have to replace our entire management team. It could be very difficult and time and resource intensive to identify and retain a new management team that has all the characteristics that we depend upon with our current management team. Accordingly, a termination of our management agreement with Hunt Manager could have a material adverse effect on our business. Furthermore, our management agreement with Hunt Manager does not specify a fixed amount of time that our officers and other employees of Hunt Manager who work on our behalf are to spend managing our business. Accordingly, the InfraREIT officers and directors and personnel of Hunt Manager may dedicate a large share of their time and efforts to the pursuit of and management of other businesses, which may adversely affect their ability to devote their time to our business.

The initial term of our management agreement with Hunt Manager expires on December 31, 2019, and termination of the management agreement would eliminate our rights to Hunt Developer’s development projects and could harm our relationship with Sharyland. Additionally, Hunt Manager’s interests and incentives relating to our business may differ from our long-term best interest.

The initial term of the management agreement will expire on December 31, 2019. The management agreement will automatically extend for additional five year terms, unless we decide to terminate it pursuant to its terms. We will also have the right to terminate the management agreement at any time for cause, and Hunt Manager may terminate the agreement at any time upon 365 days’ prior notice to us, provided that Hunt Manager may not exercise this right in a manner that results in the management agreement terminating before December 31, 2019. Any termination of the management agreement would end Hunt Manager’s obligation to provide us with the executive officers and key personnel upon whom we rely for the operation of our business and, unless we terminate for cause, would also terminate our rights to ROFO Projects under the development agreement. In addition, we are required to pay Hunt a termination fee equal to three times the most recent annualized base management and incentive payment if we terminate the agreement for any reason other than cause. Further, any termination of our relationships with Hunt Manager and Hunt Developer may negatively impact our relationship with Sharyland, including Sharyland’s willingness to renew our leases or to negotiate lease supplements on terms that are favorable to us. Termination of or failure to renew our leases could result in a default under the agreements governing our indebtedness. Additionally, because the base fee payable to Hunt Manager under the management agreement is calculated by reference to our total equity and the incentive payment payable to Hunt Manager is calculated as a percentage of the per OP Unit distributions to the Operating Partnership’s unitholders in excess of a threshold amount ($0.27 per quarter), Hunt Manager may be motivated to grow total equity or make Operating Partnership distributions in a manner that is not in our long-term best interest or in the best interests of our other stockholders.

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

We are one of only a few REITs engaged in owning and leasing regulated assets or similar assets. There is little or no guidance in the tax law regarding the qualification of regulated assets as real estate assets and the rent therefrom as qualifying rental income under the REIT asset and income tests. We hold a private letter ruling from the IRS that provides that regulated asset systems qualify as real estate assets and the rent therefrom generally constitutes qualifying rental income. We can rely upon that ruling for those assets that fit within the scope of the ruling only to the extent that (1) we have the legal and contractual rights described therein and are considered to be the same taxpayer as, or are treated for tax purposes as the successor to, the taxpayer that obtained the ruling, (2) we did not misstate or omit in the ruling request a relevant fact and (3) we continue to operate in the future in accordance with the relevant facts described in such request. No assurance can be given that we will always be able to operate in the future in accordance with the relevant facts described in such request. Further, to the extent our private letter ruling was determined to be inconsistent with subsequently adopted rules and regulations regarding the qualification of certain of our regulated assets as real estate assets, we would no longer be able to treat such regulated assets as real estate assets and/or rent therefrom as qualifying income for purposes of applying the REIT asset or income tests. In this regard, in August 2016, the U.S. Department of Treasury issued final regulations that clarify the definition of “real property” for purposes of the REIT asset and income tests. Although we do not believe that the new regulations are inconsistent with our private letter ruling, there can be no assurance that the IRS will agree with this position. If we were not able to treat our regulated assets as real estate assets and/or the rent therefrom as qualifying rental income for purposes of applying the REIT asset or income tests, we might fail to qualify as a REIT.

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

•	we also could be liable for increased state and local taxes;
•	we would be liable for interest and possible penalties for failure to make any required estimated tax payments in a year in which the failure occurred;
•	we no longer would be required to distribute substantially all our taxable income to our stockholders; and
•	we could not re-elect to be taxed as a REIT for four taxable years following the year in which we failed to qualify as a REIT.

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

The current maximum U.S. federal income tax rate for certain qualified dividends paid by corporations to U.S. stockholders that are individuals, trusts and estates is 20%, or 23.8% including investment taxes on investment income applicable to certain stockholders under the Patient Protection and Affordable Care Act (PPACA). Dividends payable by REITs are generally not qualified dividends eligible for these reduced rates. The TCJA includes other provisions that generally have the effect of reducing the maximum income tax rate applicable to REIT dividends (other than capital gain dividends) paid to individual REIT shareholders from 39.6% to 29.6%, or 33.4% including PPACA investment taxes. However, these provisions are set to expire after 2025 and, thus, if these provisions are not extended by subsequent legislation, dividends payable by REITs after 2025 would be subject to a 39.6%, or 43.4% including PPACA investment taxes, maximum U.S. federal income tax rate. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock. States may also choose to tax investment and dividend income at higher rates than ordinary income, and to the extent more states do so, then such taxes may further reduce the attractiveness of REITs from an investment standpoint. Any future changes in the federal, state or local income tax laws regarding the taxation of dividends payable to stockholders could also impact the attractiveness of REITs from an investment standpoint.

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

Recent changes to the U.S. tax laws or future changes affecting REITs could have a negative effect on us.

The TCJA is a complex revision to the U.S. federal income tax laws and will require subsequent rulemaking and interpretation in a number of areas. As a result, the effect of the changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. There may be substantial delay before administrative guidance is issued or other drafting errors or other unintended consequences of the TCJA are addressed in subsequent legislation, the effect of which cannot be predicted and may have unanticipated or unfavorable effects on us or our stockholders.

Further, the rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Future changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, new income tax regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the income tax consequences of such qualification.

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

The TCJA may impact our ability to utilize our interest expense deductions to fully offset our taxable income in future periods.

The recently enacted TCJA includes provisions which, beginning in 2018, generally will limit our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year. Interest expense subject to this limitation may be carried forward by us for use in later years, subject to these limitations. This interest deductibility limitation is not applicable, however, to interest paid or accrued on indebtedness properly allocable to a rate-regulated electricity transmission or distribution business (the public utility exception).

It is unclear whether the public utility exception applies to interest on indebtedness of SDTS’s direct parent, TDC, because TDC is a holding company. If the interest deductibility limitation does apply to us and our unregulated subsidiaries, it would have the effect of increasing our taxable income without a corresponding increase in our cash flow. Based on current projections, we do not anticipate that the application of the interest deductibility limitation would have a material adverse impact on us. There can be no assurance, however, that our actual results will match projections and, thus, it is possible that the interest deductibility limitation, if applicable, could result in our (1) inability to distribute all of our taxable income and, thus, avoid corporate level taxation or (2) having to borrow funds or sell assets in order satisfy REIT distribution requirements and/or pay corporate level taxes.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price of our stock include:

•

market expectations regarding our evaluation of our REIT status or Hunt’s consideration of various alternative arrangements, including its focus on evaluating a potential going private transaction, as discussed under the caption Hunt’s Schedule 13D under Our Relationship with Hunt included in Item 1., Business;

•	the value and timing of our quarterly distributions;
•	changes in our lease payments or the rates Sharyland can charge its customers;
•	our operating performance and deviations from estimates of funds from operations, adjusted funds from operations, capital needs or earnings;
•	the termination of or failure to renew a lease with Sharyland;
•	changes in the laws applicable to REITs and legislative or regulatory developments that affect us or our industry;
•	future offerings of debt or equity, including preferred equity securities that are senior to our common stock; and
•	other factors described in these Risk Factors or elsewhere in this Annual Report on Form 10-K.

Future sales of shares of our common stock (or securities redeemable for shares of our common stock), or the perception that such sales might occur, may cause you to incur significant dilution and may depress the price of our shares.

We expect to raise equity and debt capital from public markets in the future to support our growth and the distributions we are required to make to our stockholders. Future issuances of shares of our common stock and the perception that these issuances may occur may cause you to suffer significant dilution in your ownership of our common stock and could decrease the market price per share of our common stock. Further, any sales by us or our stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline.

Subject to the terms of our Operating Partnership’s partnership agreement, OP Units in our Operating Partnership held by limited partners may be redeemed for cash or, at our election, shares of our common stock. If we choose to satisfy this redemption right through issuance of shares of our common stock, it could result in the issuance of a large number of new shares of our common stock. In addition, pursuant to a registration rights agreement among certain of our pre-IPO investors, including Hunt, we have filed a shelf registration statement that registers for resale under the Securities Act of 1933, as amended (Securities Act), the shares of our common stock that constitute “registrable securities” under the registration rights agreement, including certain shares that may be issued upon the redemption of outstanding OP Units. We also have the obligation to register additional shares of common stock beneficially owned by Hunt in the future. Registration of the resale of these shares of our common stock facilitates their sale into the public market. If any or all of these holders cause a large number of their shares to be sold in the public market, or if investors believe that these sales could occur, such sales and beliefs could reduce the trading price of our common stock and could impede our ability to raise future capital.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law and our charter and bylaws could inhibit changes in control, preventing our stockholders from realizing a potential premium over the market price of our stock in a proposed acquisition.

Certain provisions of the MGCL may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price of such shares, including:

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

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. In addition, through provisions in our charter and bylaws unrelated to Subtitle 8, we already (1) have a board of directors that is classified in three classes serving staggered three year terms, (2) require a two-thirds vote for the removal of any director from the board of directors, which removal must be for cause, (3) vest in the board of directors the exclusive power to fix the number of directorships, subject to limitations set forth in our charter and bylaws and (4) require that, for stockholders to call a special meeting, the request must be made by stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting, unless the meeting is called by the chairman of our board of directors, our lead director, if any, our chief executive officer, our president or our board of directors. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

In addition, the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests.

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

Our directors and officers have duties to us under Maryland law. At the same time, we have fiduciary duties, as general partner, to our Operating Partnership and to its limited partners under Delaware law. Our duties as the general partner of the Operating Partnership may come into conflict with the duties of our directors and officers to us. Although our Operating Partnership’s partnership agreement generally limits our liability for our acts or omissions in our capacity as the general partner of the Operating Partnership, provided we acted in good faith, Delaware law is not settled on these types of modifications to fiduciary duties, and we have not obtained an opinion of counsel as to the validity or enforceability of such provisions.

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

See Our Regulated Assets in Item 1., Business for a description of our properties.

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

Our common stock is listed on the NYSE under the symbol “HIFR.” The following table sets forth the range of daily high and low prices per share of common stock and dividends declared per share of common stock for the periods indicated:

	High	Low	Dividends
Year Ended December 31, 2017
First quarter	$18.08	$16.00	$0.250
Second quarter	20.08	17.74	0.250
Third quarter	23.12	18.88	0.250
Fourth quarter	23.22	18.04	0.250
Year Ended December 31, 2016
First quarter	$21.69	$13.61	$0.250
Second quarter	17.54	15.95	0.250
Third quarter	19.51	17.06	0.250
Fourth quarter	18.33	14.59	0.250

As of February 23, 2018, there were 128 holders of record of our common stock. The closing price of our common stock on February 23, 2018 was $19.64.

As a REIT, we must make current distributions of at least 90% of our annual taxable income, excluding capital gains and other adjustments; and as such, we expect to distribute at least 100% of our taxable income. For a description of restrictions on our subsidiaries’ ability to make distributions to us, which impacts our ability to pay dividends to our stockholders, see Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1. However, we do not expect these limitations to adversely affect our ability to make dividend payments to our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Prior to the consummation of our IPO, the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) and the InfraREIT, Inc. Non-Qualified Employee Stock Purchase Plan (ESPP) were adopted by our pre-IPO board of directors and approved by a wholly owned subsidiary of HCI, which was our sole stockholder at the time. We currently intend to utilize the 2015 Equity Incentive Plan to compensate our non-executive directors for their service on our board of directors. As of December 31, 2017, no shares have been purchased or offered for purchase under the ESPP. For more information about the 2015 Equity Incentive Plan and the ESPP, see Note 16, Share-Based Compensation in the Notes to the Consolidated Financial Statements beginning on page F-1.

The following table sets forth certain information regarding the 2015 Equity Incentive Plan and ESPP as of December 31, 2017:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders:
2015 Equity Incentive Plan	89,355	(1) (2)	N/A	(1)	265,353	(2)
ESPP	—		N/A		250,000
Total equity compensation plans approved by stockholders	89,355				515,353
Equity compensation plans not approved by stockholders	—		N/A		—
Total	89,355		N/A		515,353

(1)

Represents long-term incentive units (LTIP Units), all of which vested by the end of January 2018, that are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock. Because there is no exercise price associated with the LTIP Units, there is no weighted average exercise price presented.

(2)	On January 3, 2018, we granted an aggregate of 28,952 LTIP Units to members of our board of directors, other than David A. Campbell and Hunter L. Hunt, which are scheduled to vest January 2019.

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning January 30, 2015, the date our stock began trading on the NYSE, and ending on December 31, 2017. The graph also shows the cumulative total returns of the Russell 2000 Index, in which we are included, and the Edison Electric Institute (EEI) Index.

The comparison below assumed $100 was invested on January 30, 2015 in our common stock and in each index shown and assumes that all dividends are reinvested. Our stock performance shown in the following graph is not indicative of future stock price performance.

COMPARISON OF CUMULATIVE RETURN FROM JANUARY 30, 2015 THROUGH DECEMBER 31, 2017

AMONG INFRAREIT, INC., THE RUSSELL 2000 INDEX AND THE EEI INDEX

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate this information by reference therein, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

The EEI Index is a non-traded index that measures total shareholder return for the 43 U.S. shareholder owned electric utilities and is comprised of the following as of December 31, 2017:

Company Name	Ticker Symbol	Company Name	Ticker Symbol
ALLETE, Inc.	ALE	MDU Resources Group Inc.	MDU
Alliant Energy Corporation	LNT	MGE Energy, Inc.	MGEE
Ameren Corporation	AEE	NextEra Energy, Inc.	NEE
American Electric Power Company, Inc.	AEP	NiSource Inc.	NI
Avangrid, Inc.	AGR	NorthWestern Corporation	NWE
Avista Corporation	AVA	OGE Energy Corp.	OGE
Black Hills Corporation	BKH	Otter Tail Corporation	OTTR
CenterPoint Energy, Inc.	CNP	PG&E Corporation	PCG
CMS Energy Corporation	CMS	Pinnacle West Capital Corporation	PNW
Consolidated Edison, Inc.	ED	PNM Resources, Inc.	PNM
Dominion Resources, Inc.	D	Portland General Electric Company	POR
DTE Energy Company	DTE	PPL Corporation	PPL
Duke Energy Corporation	DUK	Public Service Enterprise Group Incorporated	PEG
Edison International	EIX	SCANA Corporation	SCG
El Paso Electric Company	EE	Sempra Energy	SRE
Entergy Corporation	ETR	The Southern Company	SO
Eversource Energy	ES	Unitil Corporation	UTL
Exelon Corporation	EXC	Vectren Corporation	VVC
FirstEnergy Corp.	FE	WEC Energy Group, Inc.	WEC
Great Plains Energy Incorporated	GXP	Westar Energy, Inc.	WR
Hawaiian Electric Industries, Inc.	HE	Xcel Energy Inc.	XEL
IDACORP, Inc.	IDA

Item 6.	Selected Financial Data

Because InfraREIT, Inc.’s historical financial operating results primarily reflect costs related to a private letter ruling from the IRS in 2006 and accounting services in 2014, we present the historical financial information of InfraREIT, L.L.C. for the years ended December 31, 2013 and 2014 and its 2015 results through February 4, 2015 when InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger), along with the operations of InfraREIT, Inc. thereafter. Unless otherwise indicated or the context requires, all information presented gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in our Operating Partnership, which was effected on January 29, 2015.

The following tables show our selected financial information. These tables should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K beginning on page F-1.

Operating Information

	Years Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Revenue
Base rent	$165,264	$145,030	$125,669	$106,746	$57,979
Percentage rent	25,077	27,069	25,534	27,669	15,214
Total lease revenue	190,341	172,099	151,203	134,415	73,193
Tax Cuts and Jobs Act regulatory adjustment	(55,779)	—	—	—	—
Net revenue	134,562	172,099	151,203	134,415	73,193
Operating costs and expenses
General and administrative expense	25,388	21,852	64,606	18,625	13,691
Depreciation	51,207	46,704	40,211	35,080	20,024
Gain on asset exchange transaction	(257)	—	—	—	—
Total operating costs and expenses	76,338	68,556	104,817	53,705	33,715
Income from operations	58,224	103,543	46,386	80,710	39,478
Other (expense) income
Interest expense, net	(40,671)	(36,920)	(28,554)	(32,741)	(17,384)
Other income (expense), net	718	3,781	3,048	(17,236)	20,932
Total other (expense) income	(39,953)	(33,139)	(25,506)	(49,977)	3,548
Income before income taxes	18,271	70,404	20,880	30,733	43,026
Income tax expense	1,218	1,103	949	953	616
Net income	17,053	69,301	19,931	29,780	42,410
Less: Net income attributable to noncontrolling interest	4,751	19,347	6,664	6,882	10,288
Net income attributable to InfraREIT, Inc.	$12,302	$49,954	$13,267	$22,898	$32,122
Net income attributable to InfraREIT, Inc. common shareholders per share:
Basic	$0.28	$1.14	$0.31	$0.65	$1.07
Diluted	$0.28	$1.14	$0.31	$0.65	$1.07

Other Information

	Years Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Cash dividends declared per common share (1)	$1.000	$1.000	$1.075	$0.310	$—
Cash flows provided by operating activities	117,582	123,134	105,794	82,500	21,321
Cash flows used in investing activities	(166,500)	(231,312)	(369,281)	(210,791)	(390,283)
Cash flows provided by financing activities	34,173	116,319	257,346	136,157	360,266
Non-GAAP EPS (2) (3)	1.26	1.21	1.21	1.24	1.07
CAD (2) (3)	80,433	74,547	72,570	59,936	23,715
EBITDA (2) (3)	110,149	154,028	89,645	98,554	80,434
Adjusted EBITDA (2) (3)	168,786	154,282	138,365	124,207	58,151
FFO (2) (3)	68,260	116,005	60,142	64,860	62,434
AFFO (2) (3)	126,897	116,259	108,862	90,513	40,151

(1)	Calculated based on dividends declared in period regardless of period paid.
(2)	Unaudited.

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

Balance Sheet

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Electric plant, net	$1,772,229	$1,640,820	$1,434,531	$1,227,146	$1,104,377
Cash and cash equivalents	2,867	17,612	9,471	15,612	7,746
Total assets	1,993,868	1,876,700	1,663,510	1,503,467	1,326,149
Short-term borrowings and current portion of long-term debt	109,305	145,349	61,423	237,280	79,777
Long-term debt	841,215	709,488	617,305	610,329	627,699
Other liabilities	142,490	77,952	50,514	70,404	54,480
Total liabilities	1,093,010	932,789	729,242	918,013	761,956
Total InfraREIT, Inc. equity	657,067	688,040	678,123	440,387	427,709
Noncontrolling interest	243,791	255,871	256,145	145,067	136,484
Total equity	900,858	943,911	934,268	585,454	564,193
Total equity and liabilities	1,993,868	1,876,700	1,663,510	1,503,467	1,326,149

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk. Before our IPO, which closed on February 4, 2015, substantially all our business and assets were owned, directly or indirectly, by InfraREIT, L.L.C. On February 4, 2015, immediately following the consummation of our IPO, the Merger occurred with InfraREIT, Inc. as the surviving company. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the IRS and accounting services. As a result, this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents the operating results of InfraREIT, L.L.C. for 2015 through the effectiveness of the Merger along with the operations of InfraREIT, Inc. thereafter. Unless otherwise indicated or the context requires, all information presented gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the OP Units, which was effected on January 29, 2015.

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1. This Item 7 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Annual Report on Form 10-K.

Overview

We are engaged in owning and leasing rate-regulated assets in Texas. We are structured as a REIT and lease all our regulated assets to Sharyland, a Texas-based regulated electric utility. Currently, our assets are located in the Texas Panhandle; near Wichita Falls, Abilene and Brownwood; in the Permian Basin; and in South Texas. We have grown rapidly since our formation, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.5 billion as of December 31, 2017. For additional information on our assets, see the captions Company Overview and Our Regulated Assets in Part I, Item 1., Business.

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

Recent Events

Asset Exchange Transaction

In July 2017, SDTS and Sharyland signed a Definitive Agreement with Oncor to enter into the Asset Exchange Transaction. The Asset Exchange Transaction closed in November 2017 and, among other things, resulted in SDTS receiving $383 million of transmission assets owned by Oncor and $20 million of net cash in exchange for $403 million of SDTS’s net assets. These transactions were structured to qualify, in part, as a simultaneous tax deferred like-kind exchange of assets to the extent that the assets exchanged are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended). See Note 2, Asset Exchange Transaction in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

As part of the PUCT order approving the Asset Exchange Transaction, the PUCT granted SDTS a CCN to continue to own and lease its assets to Sharyland. At closing, the acquired transmission assets were added to the existing CREZ Lease, pursuant to which Sharyland leases and operates them under an amended CCN. The distribution assets that were transferred to Oncor were previously leased by Sharyland under the S/B/C Lease and McAllen Lease, but were transferred from the applicable lease upon the closing of the Asset Exchange Transaction. SDTS continues to own and lease to Sharyland certain substations related to its wholesale distribution assets, but Sharyland no longer operates in the retail distribution business.

Rate Case Dismissal

With the closing of the Asset Exchange Transaction on November 9, 2017, the Rate Case Dismissal became effective. For further information related to the Rate Case and the dismissal, see the caption Regulatory Matters below.

Our Business Model

We lease all our regulated assets to our tenant, Sharyland, which makes lease payments to us consisting of base and percentage rent. To support its lease payments to us, Sharyland provides transmission and wholesale distribution service and collects revenue from other utilities through PUCT-approved rates. Prior to the closing of the Asset Exchange Transaction, Sharyland also delivered electric service directly to end use customers. Under the terms of our leases, Sharyland is responsible for the operation of our assets, payment of all property related expenses associated with our assets, including repairs, maintenance, insurance and taxes (other than income and REIT excise taxes) and construction of Footprint Projects. Sharyland is also primarily responsible for regulatory compliance and reporting requirements related to our assets. As a utility operating within a REIT structure, there are two ways for us to increase our rate base and, as a result, our lease revenues, namely funding capital expenditures for Footprint Projects under our leases or acquiring additional regulated assets from Hunt or third parties.

Significant Components of Our Results of Operations

Lease Revenue

All our lease revenue consists of rental payments from Sharyland under our leases. Sharyland makes scheduled lease payments to us that primarily consist of base rent, which is a fixed amount, but certain lease supplements contain percentage rent as well, which is a percentage of Sharyland’s gross revenue, as defined in the leases, earned through its PUCT-approved rates. We recognize base rent under these leases on a straight-line basis over the applicable term. We recognize percentage rent under these leases once the gross revenue earned by Sharyland on the leased assets exceeds the annual specified breakpoints established in our leases. Because these annual specified breakpoints must be met before we can recognize any percentage rent revenue, we anticipate our revenue will grow over the year with little to no percentage rent recognized during the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

Tax Cuts and Jobs Act Regulatory Adjustment

As an owner of regulated utility assets, we have established an ADFIT balance for regulatory purposes primarily associated with the difference between U.S. GAAP and federal income tax depreciation on our assets. This ADFIT was calculated based on a 35% corporate federal income tax rate, but was not recorded on our balance sheet or income statement due to our expectation that we will not pay corporate federal income taxes as a result of our REIT structure. With the enactment of the TCJA, the corporate federal income tax rate was reduced to 21% effective for tax years beginning on or after January 1, 2018. Regulatory accounting rules require utilities to revalue their ADFIT balances based on a change in corporate federal income tax rates, to remove the difference from ADFIT and to create a regulatory liability for the reduction in ADFIT. Therefore, we reduced our ADFIT by $55.8 million and created a regulatory liability for regulatory purposes. Additionally, we recorded the $55.8 million regulatory liability on our balance sheet with a corresponding reduction to our 2017 revenue as deferred tax liabilities have not been previously recorded on our balance sheet.

Operating Expenses

General and Administrative

Our general and administrative expenses include management fees to Hunt Manager and professional services costs we incur such as: director compensation, stock exchange listing fees, transfer agent costs, legal and audit costs related to filings with the SEC, transaction costs related to our Asset Exchange Transaction in 2017 and, in 2015, a non-cash reorganization advisory fee related to our IPO.

Depreciation

Depreciation expense consists primarily of depreciation of electric plant using the straight-line method of accounting based on rates established in the most recent approved rate case related to our assets. We begin to recognize depreciation on our assets when they are placed in service, which reduces our rate base in those assets.

Other Items of Income or Expense

AFUDC is a non-cash accounting accrual that increases our CWIP balance. AFUDC rates are determined based on electric plant instructions found in the FERC regulations. Once our regulated assets are placed in service, we stop accruing AFUDC on those assets.

Interest Expense, net

Interest expense, net is comprised of interest expense associated with our outstanding borrowings, increased or decreased by realized gains or losses on our cash flow hedging instruments, increased by amortization of deferred financing costs and decreased by the portion of AFUDC that relates to our cost of borrowed funds (AFUDC on debt).

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

Factors Expected To Affect Our Operating Results and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our lease revenues and the amount of additional capital expenditures we make to fund Footprint Projects.

TCJA Impacts and Company Structure Review

Sharyland’s rates have historically incorporated an income tax allowance at a 35% corporate federal income tax rate, and our lease supplements with Sharyland reflect this assumption. However, due to the enactment of the TCJA and at the request of the PUCT, Sharyland has agreed to reduce its WTS rate to reflect an income tax allowance at the 21% corporate federal income tax rate. As a result, we expect our percentage rent revenues, which are calculated based on a percentage of Sharyland’s gross revenue, to be lower as Sharyland begins to implement the lower WTS rate.

Further, when we and Sharyland enter into new lease supplements for future assets placed in service or upon the renewal of our leases, the lease payments for those assets will reflect a reduction in Sharyland’s rates and the other impacts of the TCJA, resulting in a reduction, relative to the existing lease terms, in the amount of lease revenue we receive per dollar of rate base. It is possible that, in the future, Sharyland could request a reduction in rent for existing assets already under leases to reflect the impacts of the TCJA on its rates and financials results; if such a request is made, we are not obligated under the leases to agree to the requested change. Sharyland has indicated that it currently does not intend to make such a request with respect to the 2018 lease payments.

Although the revenue requirement of all utilities will eventually be impacted by the lower corporate federal income tax rate in the TCJA, utilities organized in a traditional C-corporation structure generally will experience a corresponding offset in income tax expense. However, for so long as we qualify as a REIT, we will not pay corporate federal income taxes, and as such, once the lower tax rate is incorporated into our leases, we will begin to receive lower lease revenue without an offsetting reduction in our expenses. Accordingly, the reduction in the corporate federal income tax rate from 35% to 21% in the TCJA will, over time, have the effect of decreasing the relative economic benefits of owning utility assets in a REIT structure, as compared to a traditional C-corporation structure, and we are considering whether to pursue a De-REIT transaction. The ultimate impact of any decision to terminate our REIT status on us or our financial position would be subject to a number of variables, both positive and negative, the net effect of which we cannot predict at this time. In addition, if we determine to terminate our REIT status, we would no longer be required to pay dividends to our stockholders of at least 90% of our taxable income, and the amount of any dividend that we determine to pay may be reduced.

For additional information regarding the impacts of the TCJA, see the captions Dividends and Distributions, Regulatory Matters and Income Taxes below. For a further discussion of these and other factors that could impact our operating results and financial condition, see Part I, Item 1A., Risk Factors.

Lease Revenues

All our lease revenue is derived from rental payments from Sharyland. We lease all our assets to Sharyland pursuant to five separate leases. Rental payments under the leases primarily consist of base rent, but certain lease supplements contain percentage rent as well. Percentage rent is based on a percentage of Sharyland’s gross revenue, as defined in the leases, in excess of annual specified breakpoints. Due to the percentage rent component in our leases, our revenue will vary based on Sharyland’s revenue, which is earned through the PUCT-approved rates that it charges. However, because percentage rent only constitutes a portion of the revenue under our leases, our revenue will not vary as significantly as it would if we were an integrated utility.

A percentage rent component was included in lease supplements related to 98% versus 50% of our net assets as of December 31, 2016 and 2017, respectively. Further, transmission assets comprised approximately 70% and 90% of our rate base as of December 31, 2016 and 2017, respectively. In general, transmission revenues are subject to a lower level of variability than distribution revenues due to consumer demand variability associated with the distribution business. Accordingly, with respect to the change in the composition of our asset base and lease supplements, we do not expect as much variability in our lease revenues as we have experienced in the past.

The rental payments under our leases are based on the premise that we, as the owner of the regulated assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and remain financially stable. Because our existing rate base will decrease over time as our regulated assets depreciate, revenue under our leases will decrease over time unless we add to our existing rate base by making additional capital expenditures to offset the decreases in rent resulting from depreciation.

Capital Expenditures

Sharyland is required to provide a capital expenditure budget on a rolling three-year basis that sets forth anticipated capital expenditures related to Footprint Projects. Our capitalization policies, consistent with standard utility practice under U.S. GAAP, determine whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund. Footprint Projects expenditures are capitalized and increase our net electric plant while expenditures relating to repairs of our existing regulated assets are expensed.

InfraREIT, Inc. Results of Operations

	Years Ended December 31,
(In thousands)	2017	2016	2015
Revenue
Base rent	$165,264	$145,030	$125,669
Percentage rent	25,077	27,069	25,534
Total lease revenue	190,341	172,099	151,203
Tax Cuts and Jobs Act regulatory adjustment	(55,779)	—	—
Net revenues	134,562	172,099	151,203
Operating costs and expenses
General and administrative expense	25,388	21,852	64,606
Depreciation	51,207	46,704	40,211
Gain on asset exchange transaction	(257)	—	—
Total operating costs and expenses	76,338	68,556	104,817
Income from operations	58,224	103,543	46,386
Other (expense) income
Interest expense, net	(40,671)	(36,920)	(28,554)
Other income, net	718	3,781	3,048
Total other expense	(39,953)	(33,139)	(25,506)
Income before income taxes	18,271	70,404	20,880
Income tax expense	1,218	1,103	949
Net income	17,053	69,301	19,931
Less: Net income attributable to noncontrolling interest	4,751	19,347	6,664
Net income attributable to InfraREIT, Inc.	$12,302	$49,954	$13,267

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Lease revenue — Lease revenue was $190.3 million and $172.1 million for the years ended December 31, 2017 and 2016, respectively, representing an increase of $18.2 million, or 10.6%. Base rent was $165.2 million, or 86.8% of total revenue, and $145.0 million, or 84.3% of total revenue, for the years ended December 31, 2017 and 2016, respectively, representing an increase of $20.2 million, or 13.9%. The increase in base rent was driven by the addition of assets under lease and a larger portion of our total rent being allocated to fixed rent. Percentage rent was $25.1 million, or 13.2% of total revenue, and $27.1 million, or 15.7% of total revenue, for the years ended December 31, 2017 and 2016, respectively, representing a decrease of $2.0 million, or 7.4%. The decrease in percentage rent was due to higher annual specified breakpoints and lower percentage rent rates leading to a lower allocation of percentage rent, partially offset by higher Sharyland revenues in 2017 as compared to 2016. Growth in lease revenue was mitigated by lower lease pricing assumptions embedded in our leases in the second half of 2017. See Note 15, Leases in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Tax Cuts and Jobs Act regulatory adjustment — The Tax Cuts and Jobs Act regulatory adjustment was a non-cash reduction to revenue of $55.8 million for the year ended December 31, 2017. As an owner of regulated utility assets, we have historically established an ADFIT balance for regulatory purposes; however, the ADFIT balance was previously not recorded on our consolidated balance sheet or income statement due to our REIT structure. With the reduction in the corporate federal income tax rate resulting from the TCJA, we were required to revalue our ADFIT balance to remove the difference between the 35% and 21% corporate federal income tax rates and reclassify the resulting reduction in ADFIT from a deferred tax liability to a regulatory liability, which we refer to as the Tax Cuts and Jobs Act regulatory adjustment. This resulted in a reduction to revenue since deferred tax liabilities have not been previously recorded on our consolidated balance sheets. This Tax Cuts and Jobs Act regulatory adjustment did not exist during 2016. See Note 10, Regulatory Matters in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

General and administrative expense — General and administrative expense was $25.4 million and $21.9 million for the years ended December 31, 2017 and 2016, respectively, representing an increase of $3.5 million, or 16.0%. The increase in general and administrative expense between the two periods was primarily driven by an increase of $0.3 million in management fees owed to Hunt Manager under our management agreement and $3.7 million in professional services partially offset by a decrease of $0.4 million in stock-based compensation. The increase in professional services represents $4.7 million of costs related to the Asset Exchange Transaction partially offset by a $0.4 million decrease in annual software license and maintenance fees and a $0.6 million decrease in regulatory expenses. See Recent Events above and Regulatory Matters below for additional information. We expect a decrease in our general and administrative expense throughout 2018 due to a decrease in the management fee owed to Hunt Manager for the period from April 1, 2018 through March 31, 2019, primarily related to the impact of the Tax Cuts and Jobs Act regulatory adjustment on our 2017 net income without a corresponding reduction in dividends paid during 2017.

Depreciation — Depreciation expense was $51.2 million and $46.7 million for the years ended December 31, 2017 and 2016, respectively, representing an increase of $4.5 million, or 9.6%. The increase in depreciation expense was due to additional assets placed in service during 2016 and 2017.

Gain on asset exchange transaction — The $0.3 million gain on asset exchange transaction represents the gain associated with inventory that was sold to Oncor as part of the Asset Exchange Transaction in November 2017.

Interest expense, net — Interest expense, net was $40.7 million and $36.9 million during the years ended December 31, 2017 and 2016, respectively, representing an increase of $3.8 million, or 10.3%. The increase in interest expense, net was due to higher average debt balances during 2017 as compared to 2016. Interest expense was partially offset by $3.0 million of AFUDC on debt in 2017 as compared to $3.1 million of AFUDC on debt in 2016. See Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Other income, net — Other income, net was $0.7 million and $3.8 million during the years ended December 31, 2017 and 2016, respectively, representing a decrease of $3.1 million. The decrease in other income, net was primarily driven by the reduction in AFUDC on other funds due to short-term borrowing in excess of the CWIP balance for the majority of the year resulting in CWIP mainly being financed with debt during 2017.

Net income — Net income was $17.1 million and $69.3 million during the years ended December 31, 2017 and 2016, respectively, representing a decrease of $52.2 million. The decrease in net income between the two years was mainly attributable to the non-cash $55.8 million Tax Cuts and Jobs Act regulatory adjustment. The remaining $3.6 million increase is a result of an $18.2 million increase in lease revenue and a $0.3 million gain on the Asset Exchange Transaction, partially offset by a $3.5 million increase in general and administrative expense, $4.5 million increase in depreciation expense, $3.8 million increase in interest expense, net and $3.1 million decrease in other income, net.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Lease revenue — Lease revenue was $172.1 million for the year ended December 31, 2016 compared to $151.2 million for the year ended December 31, 2015, representing an increase of $20.9 million, or 13.8%. Base rent was $145.0 million, or 84.3% of total revenue, and $125.7 million, or 83.1% of the total revenue, for the years ended December 31, 2016 and 2015, respectively, representing an increase of $19.3 million, or 15.4%. The increase in base rent was driven by the addition of assets under lease. Percentage rent was $27.1 million, or 15.7% of total revenue, and $25.5 million, or 16.9% of total revenue, during the years ended December 31, 2016 and 2015, respectively, representing an increase of $1.6 million, or 6.3%, due to an increase in Sharyland’s gross revenues during 2016 compared to 2015. See Note 15, Leases in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

General and administrative expense — General and administrative expenses were $21.9 million and $64.6 million for the years ended December 31, 2016 and 2015, respectively, representing a decrease of $42.7 million. During the first quarter of 2015, we incurred a $44.9 million expense in connection with the issuance by InfraREIT, Inc. of common stock to Hunt-InfraREIT as a non-cash reorganization advisory fee. We did not have a similar expense in 2016. The elimination of this $44.9 million expense was partially offset by an increase of $1.5 million in management fees owed to Hunt Manager under our management agreement, $0.6 million in professional services and $0.3 million of stock compensation expense.

Depreciation — Depreciation expense was $46.7 million and $40.2 million for the years ended December 31, 2016 and 2015, respectively, representing an increase of $6.5 million, or 16.2%. The increase in depreciation expense was due to additional assets being placed in service during 2016 and 2015.

Interest expense, net — Interest expense, net was $36.9 million and $28.6 million during the years ended December 31, 2016 and 2015, respectively, representing an increase of $8.3 million. The increase in interest expense, net was due to the refinancing of our variable rate debt in December 2015 with fixed rate debt bearing interest at a higher interest rate, plus higher average debt balances during 2016. The increase in interest expense was partially offset by an additional $1.4 million of AFUDC on debt resulting from higher CWIP balances and applicable rates during 2016 compared to 2015. See Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Other income, net — Other expense, net was $3.8 million and $3.0 million during the years ended December 31, 2016 and 2015, respectively, representing an increase of $0.8 million. The increase in other income, net was primarily driven by an increase of $0.7 million in AFUDC on other funds resulting from higher CWIP balances and applicable rates during 2016 compared to 2015.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $2.9 million of unrestricted cash and cash equivalents. As of December 31, 2017, we also had $1.7 million of restricted cash and $284.0 million of unused capacity under our revolving credit facilities.

We use our cash on hand, cash flows from operations and borrowings under our credit facilities to fund current obligations, working capital requirements, operating expenses, maturities of long-term debt, budgeted capital spending and dividend payments. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2020 without raising proceeds from additional equity offerings. However, if (1) we acquire additional regulated assets, (2) debt capital is unavailable on favorable terms, or at all, at a time when we would choose to access debt capital markets, (3) the capital expenditure requirements of our business are different than our expectations, (4) our credit metrics are weaker than our targeted levels, (5) the cash flows from operations do not meet our current estimates or (6) any other unexpected factors, such as changes imposed by the PUCT, were to impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

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

Capital Expenditures

We fund Footprint Projects related to our regulated assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures, cash for additions to electric plant on the Consolidated Statements of Cash Flows, for the years ended December 31, 2017, 2016 and 2015 were $184.4 million, $231.3 million and $239.2 million, respectively.

On an accrual basis, capital expenditures for the years ended December 31, 2017, 2016 and 2015 were $170.1 million, $224.1 million and $230.4 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures due in part to differences in construction costs incurred during the period versus cash paid during the period.

Under the terms of our leases, Sharyland provides a capital expenditure forecast on a rolling three year basis that sets forth anticipated capital expenditures related to our regulated assets. We expect estimated Footprint Projects capital expenditures for the calendar years 2018 through 2020 in the range of $70 million to $180 million as set forth in the table below. We intend to fund these capital expenditures with a mix of debt and cash flows from operations.

	Years Ending December 31,
(In millions)	2018	2019	2020
Total estimated Footprint Projects capital expenditures	$50-80	$10-50	$10-50

In recent years, we made significant capital investments in our former Stanton/Brady/Celeste, Texas distribution service territory to reinforce and upgrade our existing assets and to support load growth. Additionally, we expanded the capacity of our Panhandle assets to transmit additional electricity from wind farms. As a result of the Asset Exchange Transaction and with many of these projects coming to a conclusion during 2017 and 2018, our capital expenditures forecast for 2019 and 2020 is primarily driven by expectations regarding maintenance capital expenditure requirements and new assets that either relieve congestion or expand our footprint to connect new generation supply in the Texas Panhandle and West Texas.

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

Dividends and Distributions

As a REIT, we must make current distributions of at least 90% of our annual taxable income, excluding capital gains and other adjustments; and as such, we expect to distribute at least 100% of our taxable income. Our 2017 quarterly dividend rate was $0.25 per share, or $1.00 per share on an annualized basis.

We paid a total of $60.7 million, $59.1 million and $61.6 million in dividends or distributions during the years ended December 31, 2017, 2016 and 2015, respectively. Of the $61.6 million of dividends and distributions paid in 2015, $25.8 million was paid prior to our IPO.

On February 27, 2018, our board of directors declared a dividend of $0.25 per share of common stock, or $1.00 per share on an annualized basis, payable on April 19, 2018 to holders of record as of March 29, 2018. Our board of directors also authorized our Operating Partnership to make a distribution of $0.25 per OP Unit to the partners in our Operating Partnership, which includes affiliates of Hunt.

The TCJA includes provisions that reduce the tax rates applicable to individuals and that treat dividends paid to REIT shareholders as income eligible for the new 20% deduction for business income earned from passthrough entities. These changes will have the effect of reducing the maximum income tax rate applicable to REIT dividends paid to individual REIT shareholders from 39.6% to 29.6%. These provisions are set to expire after 2025.

Credit Arrangements

We have two revolving credit facilities, a senior secured term loan and senior secured notes. Our assets are collateral under our various debt arrangements. See Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Operating Partnership Revolving Credit Facility

Our Operating Partnership is party to a $75.0 million revolving credit facility with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019.

As of December 31, 2017 and 2016, there were no outstanding borrowings or letters of credit, and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of December 31, 2017 and 2016, the Operating Partnership was in compliance with all covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS has a $250.0 million revolving credit facility, with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility matures on December 10, 2019.

As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12%, no letters of credit outstanding and $209.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50% with no letters of credit outstanding and $112.5 million of borrowing capacity available under this revolving credit facility. As of December 31, 2017 and 2016, SDTS was in compliance with all covenants under the credit agreement.

Senior Secured Debt

TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of December 31, 2017, $16.3 million of principal was outstanding under the TDC Notes.

SDTS has 5.04% per annum senior secured notes issued to The Prudential Insurance Company of America and affiliates (2011 Notes) with a principal balance of $60.0 million, which is due in full on June 20, 2018. Interest is payable quarterly with no principal payments until maturity. The carrying amount of the 2011 Notes was $60.0 million at December 31, 2017. We plan to use borrowings under the SDTS revolving credit facility to repay the principal balance on the 2011 Notes at maturity.

In June 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with a maturity date of June 5, 2020. Interest is payable at least quarterly at the option of SDTS with the full principal amount due at maturity. As of December 31, 2017, $200.0 million was outstanding at a weighted average interest rate of 2.71% under the 2017 Term Loan. The proceeds from the issuance of the 2017 Term Loan were used to repay the outstanding balance on the SDTS revolving credit facility and for general corporate purposes.

SDTS has $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025 and $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of December 31, 2017, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of December 31, 2017, $40.5 million of principal was outstanding under the 2009 Notes. Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of December 31, 2017, $92.8 million of principal was outstanding under the 2010 Notes.

As of December 31, 2017 and 2016, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes and 2017 Term Loan.

For a complete description of our credit arrangements, refer to the credit documents which are incorporated by reference as filed exhibits to this Annual Report on Form 10-K.

Cash Flows

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Cash flows from operating activities — Net cash provided by operating activities was $117.6 million and $123.1 million during the years ended December 31, 2017 and 2016, respectively. The decrease in net cash provided by operating activities related primarily to less cash provided by working capital changes during 2017 compared to 2016, partially offset by higher lease revenue during 2017 compared to 2016.

Cash flows from investing activities — Net cash used in investing activities was $166.5 million and $231.3 million during the years ended December 31, 2017 and 2016, respectively. During 2017 and 2016, $184.4 million and $231.3 million represented capital expenditures related to the construction of our regulated assets, respectively. Additionally, during 2017, $17.9 million was received related to the Asset Exchange Transaction.

Cash flows from financing activities — Net cash provided by financing activities was $34.2 million and $116.3 million during the years ended December 31, 2017 and 2016, respectively. The decrease related primarily to the additional $179.4 million repayment of short-term and long-term borrowings in 2017 compared to 2016. This was partially offset by a $99.0 million increase in proceeds from the issuance of short-term and long-term debt during 2017 compared to 2016. Additionally, the payment of dividends and distributions was $1.6 million higher in 2017 compared to 2016.

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

Cash flows from investing activities — Net cash used in investing activities was $231.3 million and $369.3 million during the years ended December 31, 2016 and 2015, respectively. During 2016, we used $231.3 million for capital expenditures related to the construction of our regulated assets compared to $239.2 million during 2015. During 2015, we used $172.4 million of our IPO proceeds as cash consideration in the Merger, which was partially offset by our receipt of cash proceeds of $41.2 million from the sale of the Cross Valley Project and Golden Spread Project to Hunt or one of its affiliates and our sale of marketable securities for $1.1 million. We did not have similar transactions during 2016.

Cash flows from financing activities — Net cash provided by financing activities was $116.3 million and $257.3 million during the years ended December 31, 2016 and 2015, respectively. The decrease related to not receiving any cash proceeds from the issuance of equity and a $247.5 million reduction in proceeds from the issuance of short-term and long-term debt during 2016. Additionally, repayment of short-term and long-term borrowings of $63.4 million was substantially less than the $657.9 million of repayments during 2015. The payment of dividends and distributions was $2.5 million lower in 2016 than 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017 and 2016.

Regulatory Matters

Rate Cases

In January 2014, the PUCT approved the 2013 Rate Case, which provided for a capital structure consisting of 55% debt and 45% equity, a cost of debt of 6.73%, a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates. The new rates became effective May 1, 2014. Under the order approving the 2013 Rate Case, Sharyland was required to file its next rate case in 2016. The 2016 Rate Case was dismissed in November 2017, which resulted in the 2013 Rate Case regulatory parameters remaining in place. As part of the PUCT order approving the Asset Exchange Transaction, the PUCT also granted SDTS a CCN to continue to own and lease its assets to Sharyland. SDTS and Sharyland are required to file a new rate case in the calendar year 2020 with a test year ending December 31, 2019.

TCJA Impacts

Sharyland’s rates have historically incorporated an income tax allowance at the 35% corporate federal income tax rate, and our lease supplements with Sharyland reflect this assumption. However, due to the enactment of the TCJA and at the request of the PUCT, Sharyland has agreed to reduce its WTS rate to reflect an income tax allowance at the reduced 21% corporate federal income tax rate.

Contingent Consideration and Deemed Capital Contributions

In connection with the organization of InfraREIT, L.L.C. in 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT. The Operating Partnership agreed to issue up to $82.5 million to Hunt-InfraREIT, pro-rata, as the capital expenditures were funded for the CREZ project up to $737.0 million. In addition, the Operating Partnership also agreed to issue Hunt-InfraREIT deemed capital credits equal to 5% of the capital expenditures on certain development projects. As of December 31, 2014, the Operating Partnership issued Hunt-InfraREIT an aggregate 6.8 million of Class A OP Units in respect of these obligations. On January 1, 2015, the Operating Partnership issued an additional 70,848 Class A OP Units to Hunt-InfraREIT, and, upon completion of our IPO, the Operating Partnership issued Hunt-InfraREIT an accelerated deemed capital credit equal to 983,418 Class A OP Units, which settled the related obligations to Hunt-InfraREIT. Following this issuance, the Operating Partnership no longer had the obligation to issue deemed capital credits or related equity to Hunt-InfraREIT.

There was no expense recorded during the years ended December 31, 2017, 2016 and 2015 related to our contingent consideration.

Contractual Obligations

The table below summarizes our contractual obligations and other commitments as of December 31, 2017.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt - principal	$909,617	$68,305	$230,605	$17,837	$592,870
Long-term debt - interest	239,599	36,257	65,001	52,424	85,917
Management fee (1)	27,188	13,675	13,513	—	—
Total	$1,176,404	$118,237	$309,119	$70,261	$678,787

(1)

The management fee for the less than one year period is based on the current fee of $14.2 million and the annual amount of $13.5 million for April 1, 2018 through March 31, 2019. The remaining time periods are estimated based on the annual base fee of $13.5 million for April 1, 2018 to March 31, 2019. However, the management fee presented does not include any incentive payments, termination fees or renewal period payments that may be owed to Hunt Manager.

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

Regulatory

As the owner of rate-regulated electric assets, regulatory principles applicable to the utility industry also apply to us. The financial statements reflect regulatory assets and liabilities under cost-based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.

We capitalize AFUDC during the construction period of our regulated assets, and our lease agreements with Sharyland rely on FERC definitions and policies regarding capitalization of expenses to define the term Footprint Projects, which are the amounts we are obligated to fund pursuant to our leases. The amounts we fund for these Footprint Projects include allocations of Sharyland employees’ time, including overhead allocations consistent with FERC policies and U.S. GAAP.

Electric Plant, net

Electric plant is stated at the original cost of acquisition or construction, which includes the cost of contracted services, direct labor, materials, acquisition adjustments and overhead items. In accordance with the FERC uniform system of accounts guidance, we capitalize AFUDC, which represents the approximate cost of debt and equity to finance plant under construction. AFUDC on debt is classified on our Consolidated Statements of Operations as a reduction of our interest expense, while AFUDC on other funds is classified as other income. AFUDC rates are determined based on electric plant instructions found in the FERC regulations.

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

Whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund, depends on its characterization based on our capitalization policies following standard utility practices under U.S. GAAP. We fund expenditures relating to Footprint Projects, which are capitalized and increase our net electric plant. Sharyland funds expenditures relating to repairs of our existing regulated assets and expenses such costs.

Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less the amount of liabilities assumed. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances arise. As of December 31, 2017 and 2016, we had $138.4 million in goodwill recorded on our Consolidated Balance Sheets, of which $83.4 million related to the acquisition of Cap Rock and $55.0 million related to InfraREIT, L.L.C.’s formation transactions, each of which occurred in 2010. These amounts are not reflected as goodwill for federal income tax purposes.

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

Income Taxes

InfraREIT, L.L.C. elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with the taxable year ended December 31, 2010, and InfraREIT, Inc. elected to be taxed as a REIT commencing with the taxable year ended December 31, 2015. To maintain our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we generally will receive a deduction for dividends paid to our stockholders for U.S. federal income tax purposes, which will reduce our taxable income. We are still liable for state and local income tax, franchise tax, federal income tax and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

The TCJA was signed into law in December 2017 reducing the federal income tax rate from 35% to 21% effective for taxable years beginning on or after January 1, 2018. For additional information regarding the TCJA and its effect on Sharyland’s revenue requirement and on us, see TCJA Impacts and Company Structure Review and Regulatory Matters above.

Revenue Recognition

Our lease revenue consists of annual base rent and percentage rent based upon a percentage of the revenue Sharyland generates on our leased regulated assets in excess of annual specified breakpoints. Applicable guidance provides that we recognize lease revenue over the term of lease agreements with Sharyland. Applying this principle, we recognize the base rent amounts that were in effect at the time the original leases were executed over the term of the applicable lease on a straight-line basis. Our current leases provide that, as the completion of Footprint Projects or acquisition of regulated assets increase our rate base, we and Sharyland will negotiate amended and restated lease supplements that will update the scheduled rent payments to include additional rent payments related to this incremental rate base. We recognize the increases to base rent related to these incremental capital expenditures or acquisitions on a straight-line basis over the lease term. We recognize percentage rent under the leases at such time as the revenue earned by Sharyland on the leased assets exceeds the annual specified breakpoint for the applicable lease.

Deferred Financing Costs and Other Regulatory Assets

Amortization of deferred financing costs associated with TDC’s debt issuance is computed using the straight-line method over the life of the loan, which approximates the effective interest method. Amortization of deferred financing costs associated with the debt of SDTS is computed using the straight-line method over the life of the loan in accordance with the applicable regulatory guidance.

Deferred costs recoverable in future years of $23.8 million at December 31, 2017 and 2016 represent operating costs incurred from inception of Sharyland through December 31, 2007. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

Derivative Instruments

We may use derivatives from time to time to hedge against changes in cash flows related to interest rate risk (cash flow hedging instrument). We record all derivatives on our Consolidated Balance Sheets at fair value. We determine the fair value of the cash flow hedging instrument based on the difference between the cash flow hedging instrument’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the cash flow hedging instrument is recorded on our Consolidated Balance Sheets at its fair value.

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

We derive our non-GAAP measures as follows to show our core operational performance:

•	We define our non-GAAP net income as net income adjusted in a manner we believe is appropriate to show our core operational performance, which includes:
•	an adjustment for the difference between the amount of base rent payments that we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP;
•

adding back the Tax Cuts and Jobs Act regulatory adjustment related to the establishment of the regulatory liability related to the excess ADFIT as a result of the enactment of the TCJA reducing the corporate federal income tax rate from 35% to 21%;

•	adding back the transaction costs related to the Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	removing the effect of the gain associated with the inventory that was sold in the Asset Exchange Transaction;
•	adding back the non-cash reorganization structuring fee related to our reorganization transactions;
•	adding back the reorganization expense related to our IPO and related reorganization transactions; and
•	adding back the expense related to the contingent consideration issued as deemed capital credits.
•	We define Non-GAAP EPS as non-GAAP net income divided by the weighted average shares outstanding calculated in the manner described in the footnotes in the Non-GAAP EPS reconciliation tables below.
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
•

adding back the Tax Cuts and Jobs Act regulatory adjustment related to the establishment of the regulatory liability related to the excess ADFIT as a result of the enactment of the TCJA reducing the corporate federal income tax rate from 35% to 21%;

•	adding back the transaction costs related to the Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;

•	removing the effect of the gain associated with the inventory that was sold in the Asset Exchange Transaction;
•	adding back the non-cash reorganization structuring fee related to our reorganization transactions;
•	adding back the reorganization expense related to our IPO and related reorganization transactions; and
•	adjusting for other income (expense), net.
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

Our management uses Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO as important supplemental measures of our operating performance. For example, management uses the CAD measurement when recommending dividends to our board of directors. We also present non-GAAP performance measures because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. We have a diverse set of investors, including investors that primarily focus on utilities, yieldcos, master limited partnerships (MLPs) or REITs. Our management believes that each of these different classes of investors focuses on different types of metrics in their evaluation of us. For instance, many utility investors focus on earnings per share (EPS), and we believe our presentation of Non-GAAP EPS enables a better comparison to other utilities. Our management believes it is appropriate to calculate and provide these measures in order to be responsive to these investors. Including reporting on these measures in our public disclosures also ensures that this information is available to all our investors. The presentation of Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

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

Below we provide the tabular calculations of Non-GAAP EPS, CAD, EBITDA, Adjusted EBITDA, FFO and AFFO for the years ended December 31, 2017, 2016 and 2015. To provide more analysis around these metrics, the following narratives are provided comparing the year ended December 31, 2017 to the year ended December 31, 2016 and the year ended December 31, 2016 to the year ended December 31, 2015.

Non-GAAP EPS was $1.26 per share and $1.21 per share for the years ended December 31, 2017 and 2016, respectively. Non-GAAP EPS during the years ended December 31, 2017 and 2016 was based on 60.7 million and 60.6 million weighted average shares outstanding, respectively. Non-GAAP EPS reflected a $3.1 million, or 4.2%, increase in Non-GAAP net income from $73.3 million for 2016 to $76.4 million for 2017, resulting from an increase in lease revenues of $18.2 million reduced by increases of $3.5 million in general and administrative expense, $4.5 million in depreciation expense and $3.8 million in interest expense, net. Additionally, other income, net decreased by $3.1 million as a result of the reduction in our AFUDC on other funds. The increase in lease revenues was impacted by lower lease pricing levels embedded in our leases in the second half of 2017 and further offset by a $4.9 million decrease in the base rent adjustment due to timing difference associated with our recognition of base rent. Additionally, the $4.7 million adjustment for transaction costs representing the costs related to the Asset Exchange Transaction offset the increase in general and administrative expense.

For the year ended December 31, 2017, CAD increased $5.9 million, or 7.9%, to $80.4 million as compared to $74.5 million for the year ended December 31, 2016. Adjusted EBITDA was $168.8 million for the year ended December 31, 2017 compared to $154.3 million for the year ended December 31, 2016, representing an increase of $14.5 million, or 9.4%. For the year ended December 31, 2017, AFFO was $126.9 million compared to $116.3 million in 2016, representing an increase of $10.6 million, or 9.1%.

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

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS per share:

	Year Ended December 31, 2017
(In thousands, except per share amounts)	Amount	Per Share (1)
Net income attributable to InfraREIT, Inc.	$12,302	$0.28
Net income attributable to noncontrolling interest	4,751	0.28
Net income	17,053	0.28
Base rent adjustment	(843)	(0.02)
Non-cash reorganization structuring fee	—	—
Reorganization expenses	—	—
Tax Cuts and Jobs Act regulatory adjustment	55,779	0.92
Transaction costs	4,676	0.08
Gain on asset exchange transaction	(257)	—
Non-GAAP net income	$76,408	$1.26

	Year Ended December 31, 2016
(In thousands, except per share amounts)	Amount	Per Share (2)
Net income attributable to InfraREIT, Inc.	$49,954	$1.14
Net income attributable to noncontrolling interest	19,347	1.14
Net income	69,301	1.14
Base rent adjustment	4,035	0.07
Non-cash reorganization structuring fee	—	—
Reorganization expenses	—	—
Tax Cuts and Jobs Act regulatory adjustment	—	—
Transaction costs	—	—
Gain on asset exchange transaction	—	—
Non-GAAP net income	$73,336	$1.21

	Year Ended December 31, 2015
(In thousands, except share amounts)	Amount	Per Share (3)
Net income attributable to InfraREIT, Inc.	$13,267	$0.31
Net income attributable to noncontrolling interest	6,664	0.41
Net income	19,931	0.34
Base rent adjustment	6,538	0.11
Non-cash reorganization structuring fee	44,897	0.76
Reorganization expenses	333	—
Tax Cuts and Jobs Act regulatory adjustment	—	—
Transaction costs	—	—
Gain on asset exchange transaction	—	—
Non-GAAP net income	$71,699	$1.21

(1)

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

(2)

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

(3)

The weighted average shares outstanding of 43.0 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding of 16.2 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average shares and redeemable partnership units outstanding of 59.2 million was used for the remainder of the per share calculations.

CAD

The following sets forth a reconciliation of net income to CAD:

	Years Ended December 31,
(In thousands, except share amounts)	2017	2016	2015
Net income	$17,053	$69,301	$19,931
Depreciation	51,207	46,704	40,211
Base rent adjustment	(843)	4,035	6,538
Non-cash equity compensation	570	978	678
Amortization of deferred financing costs	4,173	4,014	3,241
Other income, net (1)	(718)	(3,781)	(3,048)
Capital expenditures to maintain net assets	(51,207)	(46,704)	(40,211)
Non-cash reorganization structuring fee	—	—	44,897
Reorganization expenses	—	—	333
Tax Cuts and Jobs Act regulatory adjustment	55,779	—	—
Transaction costs	4,676	—	—
Gain on asset exchange transaction	(257)	—	—
CAD	$80,433	$74,547	$72,570

(1)	Includes AFUDC on other funds of $0.7 million, $3.7 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

EBITDA and Adjusted EBITDA

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net income	$17,053	$69,301	$19,931
Interest expense, net	40,671	36,920	28,554
Income tax expense	1,218	1,103	949
Depreciation	51,207	46,704	40,211
EBITDA	110,149	154,028	89,645
Base rent adjustment	(843)	4,035	6,538
Other income, net (1)	(718)	(3,781)	(3,048)
Non-cash reorganization structuring fee	—	—	44,897
Reorganization expenses	—	—	333
Tax Cuts and Jobs Act regulatory adjustment	55,779	—	—
Transaction costs	4,676	—	—
Gain on asset exchange transaction	(257)	—	—
Adjusted EBITDA	$168,786	$154,282	$138,365

(1)	See footnote (1) to the reconciliation of CAD above.

FFO and Adjusted FFO

The following table sets forth a reconciliation of net income to FFO and AFFO:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net income	$17,053	$69,301	$19,931
Depreciation	51,207	46,704	40,211
FFO	68,260	116,005	60,142
Base rent adjustment	(843)	4,035	6,538
Other income, net (1)	(718)	(3,781)	(3,048)
Non-cash reorganization structuring fee	—	—	44,897
Reorganization expenses	—	—	333
Tax Cuts and Jobs Act regulatory adjustment	55,779	—	—
Transaction costs	4,676	—	—
Gain on asset exchange transaction	(257)	—	—
AFFO	$126,897	$116,259	$108,862

(1)	See footnote (1) to the reconciliation of CAD above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2017, the outstanding balances under our revolving credit facilities and 2017 Term Loan were $41.0 million and $200.0 million, respectively. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $2.4 million for the year ended December 31, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Ernst & Young LLP has audited our internal control over financial reporting as of December 31, 2017 and their report is included below.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of InfraREIT, Inc.

Opinion on Internal Controls Over Financial Reporting

We have audited InfraREIT, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, InfraREIT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 5, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Dallas, Texas

March 5, 2018

Item 9B.	Other Information

Amended and Restated Lease Supplements

On February 28, 2018, we amended and restated our existing lease supplements with Sharyland (other than the lease supplement with respect to our Stanton Transmission Loop Lease) to effect a rent validation to reflect the difference between the capital expenditures we expected and the capital expenditures that were actually placed in service during 2017. For a description of the validation process and the lease supplements generally, see the caption Rental Rates under Provisions of Our Leases included under Leases in Part I, Item 1., Business.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Form 10-K is omitted for this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2018 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2018 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) is set forth in Item 5 of this Annual Report on Form 10-K and is incorporated by reference. The information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2018 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2018 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2018 and is incorporated herein by reference.

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

2.2**	—

Agreement and Plan of Merger, dated as of July 21, 2017, by and among Sharyland Distribution & Transmission Services, L.L.C., Sharyland Utilities, L.P., SU AssetCo, L.L.C., Oncor Electric Delivery Company LLC and Oncor AssetCo LLC (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 21, 2017 and incorporated herein by reference).

2.3	—

Amendment to Merger Agreement, dated as of November 9, 2017, among Sharyland Distribution & Transmission Services, L.L.C., SDTS AssetCo, L.L.C., Sharyland Utilities, L.P., SU AssetCo, L.L.C., Oncor Electric Delivery Company LLC and Oncor AssetCo LLC (filed as exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 9, 2017 and filed November 16, 2017 and incorporated herein by reference).

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

Delegation Agreement, dated as of January 29, 2015, between the Registrant and Sharyland Utilities, L.P. (filed as exhibit 10.12 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.4	—

Development Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP, Hunt-InfraREIT, L.L.C. and Hunt Transmission Services, L.L.C. (filed as exhibit 10.7 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.5	—

First Amendment to Development Agreement, dated November 9, 2017, among Hunt Transmission Services, L.L.C., Sharyland Utilities, L.P., InfraREIT Partners, LP and InfraREIT, Inc. (filed as exhibit 10.9 to the Company’s Current Report on Form 8-K dated November 9, 2017 and filed November 16, 2017 and incorporated herein by reference).

10.6	—

Management Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP and Hunt Utility Services, L.L.C. (filed as exhibit 10.8 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

Exhibit Number		Description
10.7	—

Letter Agreement, dated as of July 21, 2017, by and between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2017 and filed July 24, 2017 and incorporated herein by reference).

10.8	—

Third Amended and Restated Master System Lease Agreement (McAllen Lease), dated December 1, 2014, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.9	—

First Amendment to Third Amended and Restated Master System Lease Agreement (McAllen Lease), dated November 9, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 9, 2017 and filed November 16, 2017 and incorporated herein by reference).

10.10*	—	Fifteenth Amended and Restated Rent Supplement (McAllen Lease), dated February 28, 2018, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.11	—

Third Amended and Restated Lease Agreement (Stanton Transmission Loop Lease), dated December 1, 2014, between SDTS FERC, L.L.C. (predecessor in interest to Sharyland Distribution & Transmission Services, L.L.C.) and SU FERC, L.L.C. (predecessor in interest to Sharyland Utilities, L.P.) (filed as exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.12	—

First Amendment to Third Amended and Restated Lease Agreement (Stanton Transmission Loop Lease), dated November 9, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 9, 2017 and filed November 16, 2017 and incorporated herein by reference).

10.13	—

Fourth Amended and Restated Rent Supplement (Stanton Transmission Loop Lease), dated January 1, 2015, between SDTS FERC, L.L.C. (predecessor in interest to Sharyland Distribution & Transmission Services, L.L.C.) and SU FERC, L.L.C. (predecessor in interest to Sharyland Utilities, L.P.) (filed as exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.14	—

Lease Agreement (ERCOT Transmission Lease), dated December 1, 2014, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.15	—

First Amendment to Lease Agreement (ERCOT Transmission Lease) and Seventh Amended and Restated Rent Supplement, dated November 9, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.8 to the Company’s Current Report on Form 8-K dated November 9, 2017 and filed November 16, 2017 and incorporated herein by reference).

10.16*	—	Ninth Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated February 28, 2018, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.17	—

Fourth Amended and Restated CREZ Lease Agreement, dated November 9, 2017, among Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2017 and filed November 16, 2017 and incorporated herein by reference).

10.18*	—	Thirteenth Amended and Restated Rent Supplement (CREZ Lease), dated February 28, 2018, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.19	—

Permian Lease Agreement, dated December 31, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2017 and filed January 5, 2018 and incorporated herein by reference).

10.20*	—	First Amended and Restated Rent Supplement (Permian Lease), dated February 28, 2018, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.21	—

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

Exhibit Number		Description
10.22	—

First Amendment, Direction and Consent, dated September 25, 2015, to the SDTS Credit Agreement (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 6, 2015 and incorporated herein by reference).

10.23	—

Second Amendment to Credit Agreement, Direction and Waiver, dated November 1, 2017, to the SDTS Credit Agreement (filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.24	—

Term Loan Credit Agreement, dated as of June 5, 2017 (Term Loan Agreement), among Sharyland Distribution & Transmission Services, L.L.C., the several lenders from time to time parties thereto and Canadian Imperial Bank of Commerce, New York Branch, as administrative agent (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2017 and filed June 6, 2017 and incorporated herein by reference).

10.25	—

Amendment to Credit Agreement, Direction and Waiver, dated November 1, 2017, to the Term Loan Agreement (filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.26	—

Amended and Restated Credit Agreement, dated as of December 3, 2015 (2015 Credit Agreement), among Sharyland Projects, L.L.C. (predecessor in interest to Sharyland Distribution & Transmission Services, L.L.C.) and The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey and Prudential Annuities Life Assurance Corporation (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 3, 2015 and filed December 4, 2015 and incorporated herein by reference).

10.27	—

First Amendment to Amended and Restated Credit Agreement, Direction and Waiver, dated November 1, 2017, to the 2015 Credit Agreement (filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.28	—

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

Fifth Amendment to Note Purchase Agreement, Direction and Waiver, dated November 1, 2017, to the 2010 SDTS NPA (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.35	—

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

10.36	—

First Amendment, dated June 9, 2011, to the TDC NPA (filed as exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.37	—

Second Amendment, dated December 10, 2014, to the TDC NPA (filed as exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

Exhibit Number		Description
10.38	—

Third Amendment, dated February 19, 2016, to the TDC NPA (filed as exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.39	—

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

10.40	—

First Amendment, dated June 9, 2011, to the 2009 SDTS NPA (filed as exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.41	—

Second Amendment, dated October 15, 2013, to the 2009 SDTS NPA (filed as exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.42	—

Third Amendment, Direction and Waiver, dated December 10, 2014, to the 2009 SDTS NPA (filed as exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.43	—

Fourth Amendment, dated as of September 28, 2015, to the 2009 SDTS NPA (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 6, 2015 and incorporated herein by reference).

10.44	—

Fifth Amendment to Note Purchase Agreement, Direction and Waiver, dated November 1, 2017, to the 2009 SDTS NPA (filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.45	—

Note Purchase Agreement, dated as of December 3, 2015, among Sharyland Distribution & Transmission Services, L.L.C. and the purchasers listed in Schedule B thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2015 and filed on December 4, 2015 and incorporated herein by reference).

10.46	—

Amendment to Note Purchase Agreement, Direction and Waiver, dated November 1, 2017, to the 2009 SDTS NPA (filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.47	—

InfraREIT, Inc. Second Amended and Restated Registration Rights and Lock-Up Agreement (Registration Rights Agreement), dated as of March 1, 2016, among the Registrant and each of the persons listed on Schedule A thereto (filed as exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.48*	—	First Amendment to Registration Rights Agreement, dated as of February 28, 2018, among the Registrant, Hunt Transmission Services, L.L.C. and Electricity Participant Partnership, LLC.

10.49	—

Lock-Up Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP, Hunt-InfraREIT, L.L.C. and Hunt Consolidated, Inc. (filed as exhibit 10.10 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.50	—

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

10.51	—

Intellectual Property Assignment Agreement, dated December 1, 2014, between the Registrant and Hunt Utility Services, LLC (formerly known as InfraREIT Capital Partners, LLC) (filed as exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.52+	—

Form of Director and Officer Indemnification Agreement (filed as exhibit 10.39 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.53	—

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

Exhibit Number		Description
10.54+	—

InfraREIT, Inc. 2015 Equity Incentive Plan (filed as exhibit 10.47 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.55+	—

Form of Restricted Stock Unit Agreement (filed as exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.56+	—

Form of InfraREIT Partners, LP LTIP Unit Award Agreement (filed as exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.57+	—

InfraREIT, Inc. 2015 Non-Qualified Employee Stock Purchase Plan (filed as exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 18, 2015 and incorporated herein by reference).

21.1*	—	List of Subsidiaries of the Registrant

23.1*	—	Consent of Ernst & Young LLP

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1***	—	Consolidated Financial Statements of Sharyland Utilities, L.P.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	As required by Item 15(a)(3), this exhibit is identified as a management contract or compensatory plan or arrangement.
**	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
***	In accordance with Section 2340 of the SEC Financial Reporting Manual, consolidated financial statements of Sharyland Utilities, L.P. will be filed by amendment to this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfraREIT, Inc.
(Registrant)

/s/ David A. Campbell
David A. Campbell
Date: March 5, 2018	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and as of the date indicated.

Signature	Capacity	Date

/s/ David A. Campbell	President, Chief Executive Officer	March 5, 2018
David A. Campbell	and Director (Principal Executive Officer)

/s/ Brant Meleski	Senior Vice President and Chief Financial Officer	March 5, 2018
Brant Meleski	(Principal Accounting and Financial Officer)

/s/ Harold R. Logan, Jr.	Chairman of the Board of Directors	March 5, 2018
Harold R. Logan, Jr.

/s/ W. Kirk Baker	Director	March 5, 2018
W. Kirk Baker

/s/ John Gates	Director	March 5, 2018
John Gates

/s/ Storrow M. Gordon	Director	March 5, 2018
Storrow M. Gordon

/s/ Trudy A. Harper	Director	March 5, 2018
Trudy A. Harper

/s/ Hunter L. Hunt	Director	March 5, 2018
Hunter L. Hunt

/s/ Harvey Rosenblum	Director	March 5, 2018
Harvey Rosenblum

/s/ Ellen C. Wolf	Director	March 5, 2018
Ellen C. Wolf

InfraREIT, Inc.

All other schedules for which provision is made in the applicable accounting regulation of the U. S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of InfraREIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InfraREIT, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchanges Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Dallas, Texas

March 5, 2018

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$2,867	$17,612
Restricted cash	1,683	1,682
Due from affiliates	35,172	32,554
Inventory	6,759	7,276
Prepaids and other current assets	2,460	726
Total current assets	48,941	59,850
Electric Plant, net	1,772,229	1,640,820
Goodwill	138,384	138,384
Other Assets	34,314	37,646
Total Assets	$1,993,868	$1,876,700
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$21,230	$37,372
Short-term borrowings	41,000	137,500
Current portion of long-term debt	68,305	7,849
Dividends and distributions payable	15,169	15,161
Accrued taxes	5,633	4,415
Total current liabilities	151,337	202,297
Long-Term Debt, Less Deferred Financing Costs	841,215	709,488
Regulatory Liabilities	100,458	21,004
Total liabilities	1,093,010	932,789
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,796,915 and 43,772,283 issued and outstanding as of December 31, 2017 and 2016, respectively	438	438
Additional paid-in capital	706,357	705,845
Accumulated deficit	(49,728)	(18,243)
Total InfraREIT, Inc. equity	657,067	688,040
Noncontrolling interest	243,791	255,871
Total equity	900,858	943,911
Total Liabilities and Equity	$1,993,868	$1,876,700

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Lease revenue	$190,341	$172,099	$151,203
Tax Cuts and Jobs Act regulatory adjustment	(55,779)	—	—
Net revenues	134,562	172,099	151,203
Operating costs and expenses
General and administrative expense	25,388	21,852	64,606
Depreciation	51,207	46,704	40,211
Gain on asset exchange transaction	(257)	—	—
Total operating costs and expenses	76,338	68,556	104,817
Income from operations	58,224	103,543	46,386
Other (expense) income
Interest expense, net	(40,671)	(36,920)	(28,554)
Other income, net	718	3,781	3,048
Total other expense	(39,953)	(33,139)	(25,506)
Income before income taxes	18,271	70,404	20,880
Income tax expense	1,218	1,103	949
Net income	17,053	69,301	19,931
Less: Net income attributable to noncontrolling interest	4,751	19,347	6,664
Net income attributable to InfraREIT, Inc.	$12,302	$49,954	$13,267
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.28	$1.14	$0.31
Diluted	$0.28	$1.14	$0.31
Cash dividends declared per common share	$1.000	$1.000	$1.075

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except share data)

	Number of Common Shares Outstanding	Members' Capital	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total InfraREIT, Inc. Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	—	$440,387	$—	$—	$—	$440,387	$145,067	$585,454
Dividends and distributions	—	(8,964)	—	—	(35,508)	(44,472)	(16,627)	(61,099)
Repurchase of common shares	(6,242,999)	(66,517)	—	—	—	(66,517)	—	(66,517)
Initial public offering, net of offering costs	23,000,000	—	230	490,203	—	490,433	—	490,433
Merger of InfraREIT, L.L.C. and InfraREIT, Inc. and related reorganization transactions	26,808,494	(367,191)	206	212,010	—	(154,975)	53,090	(101,885)
Net income	—	2,285	—	—	10,982	13,267	6,664	19,931
Equity based compensation	—	—	—	—	—	—	678	678
Non-cash noncontrolling interest equity issuance	—	—	—	—	—	—	67,273	67,273
Balance December 31, 2015	43,565,495	—	436	702,213	(24,526)	678,123	256,145	934,268
Dividends and distributions	—	—	—	—	(43,671)	(43,671)	(16,965)	(60,636)
Redemption of operating partnership units for common stock	186,496	—	2	3,275	—	3,277	(3,277)	—
Net income	—	—	—	—	49,954	49,954	19,347	69,301
Equity based compensation	20,292	—	—	357	—	357	621	978
Balance at December 31, 2016	43,772,283	—	438	705,845	(18,243)	688,040	255,871	943,911
Dividends and distributions	—	—	—	—	(43,787)	(43,787)	(16,889)	(60,676)
Redemption of operating partnership units for common stock	24,632	—	—	512	—	512	(512)	—
Net income	—	—	—	—	12,302	12,302	4,751	17,053
Equity based compensation	—	—	—	—	—	—	570	570
Balance at December 31, 2017	43,796,915	$—	$438	$706,357	$(49,728)	$657,067	$243,791	$900,858

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$17,053	$69,301	$19,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,207	46,704	40,211
Amortization of deferred financing costs	4,173	4,014	3,241
Allowance for funds used during construction - other funds	(681)	(3,728)	(3,048)
Tax Cuts and Jobs Act regulatory adjustment	55,779	—	—
Gain on asset exchange transaction	(257)	—	—
Reorganization structuring fee	—	—	44,897
Realized gain on sale of marketable securities	—	—	(66)
Equity based compensation	570	978	678
Changes in assets and liabilities:
Due from affiliates	(2,618)	(1,382)	(3,350)
Inventory	479	(545)	662
Prepaids and other current assets	(102)	(166)	(6)
Accounts payable and accrued liabilities	(8,021)	7,958	2,644
Net cash provided by operating activities	117,582	123,134	105,794
Cash flows from investing activities
Additions to electric plant	(184,435)	(231,312)	(239,157)
Proceeds from asset exchange transaction	17,935	—	—
Proceeds from sale of assets	—	—	41,211
Sale of marketable securities	—	—	1,065
Cash paid to InfraREIT, L.L.C. investors in the merger, net of cash assumed	—	—	(172,400)
Net cash used in investing activities	(166,500)	(231,312)	(369,281)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	—	—	493,722
Proceeds from short-term borrowings	138,500	139,500	87,000
Repayments of short-term borrowings	(235,000)	(56,000)	(253,000)
Proceeds from borrowings of long-term debt	200,000	100,000	400,000
Repayments of long-term debt	(7,849)	(7,423)	(404,867)
Net change in restricted cash	(1)	—	—
Deferred financing costs	(809)	(649)	(3,914)
Dividends and distributions paid	(60,668)	(59,109)	(61,595)
Net cash provided by financing activities	34,173	116,319	257,346
Net (decrease) increase in cash and cash equivalents	(14,745)	8,141	(6,141)
Cash and cash equivalents at beginning of year	17,612	9,471	15,612
Cash and cash equivalents at end of year	$2,867	$17,612	$9,471

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

The Merger was accounted for as a reverse acquisition, which means for accounting purposes the Company treated the assets and liabilities of InfraREIT, Inc. as assumed and incorporated with the assets and liabilities of InfraREIT, L.L.C. InfraREIT, Inc.’s operating results before the Merger primarily reflected costs related to obtaining a private letter ruling from the Internal Revenue Service and accounting services. The main assets and liabilities assumed were marketable securities of $1.1 million and a note payable of $1.0 million. The marketable securities were sold during February 2015 for $1.1 million resulting in a realized gain of $0.1 million which was recorded in other income (expense), net in the Consolidated Statements of Operations. Additionally, the note payable and associated interest were paid in full in February 2015. As a result, these financial statements present the 2015 operating results of InfraREIT, L.L.C. through the effectiveness of the Merger along with the operations of InfraREIT, Inc. thereafter.

The Company has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes. The Company is externally managed and advised by Hunt Utility Services, LLC (Hunt Manager), a Delaware limited liability company. Hunt Manager is responsible for managing the Company’s day-to-day affairs, subject to the oversight of the Company’s board of directors. All of the Company’s officers, including the Company’s President and Chief Executive Officer, David A. Campbell, are employees of Hunt Manager. Mr. Campbell also serves as President and Chief Executive Officer of Sharyland Utilities, L.P. (Sharyland), a Texas-based utility and the Company’s sole tenant.

The Company holds 72.2% of the outstanding partnership units (OP Units) in the Operating Partnership as of December 31, 2017. The Company includes the accounts of the Operating Partnership and its subsidiaries in the consolidated financial statements. Hunt Consolidated, Inc. (HCI) affiliates, current or former employees and members of the Company’s board of directors hold the other 27.8% of the outstanding OP Units as of December 31, 2017.

Sharyland Distribution & Transmission Services, L.L.C. (SDTS) is the owner of rate-regulated assets located in the Texas. On November 9, 2017, SDTS exchanged its retail distribution assets and certain transmission assets for a group of transmission assets owned by Oncor Electric Delivery Company LLC (Oncor), as more fully described below in Note 2, Asset Exchange Transaction. Following the transaction, SDTS’s assets are located in the Texas Panhandle; near Wichita Falls, Abilene and Brownwood; in the Permian Basin; and in South Texas.

SDTS leases all its regulated assets under several lease agreements to Sharyland, which operates and maintains the regulated assets. SDTS and Sharyland are each subject to regulation as an electric utility by the Public Utility Commission of Texas (PUCT). SDTS is authorized to own and lease its assets to Sharyland under a certificate of convenience and necessity (CCN) granted by the PUCT.

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

•

On March 9, 2015, the Operating Partnership issued 2,329,283 Common OP Units to Hunt-InfraREIT, and InfraREIT, Inc. canceled an equal number of shares of Class A common stock and Class C common stock. Each remaining share of Class A common stock and Class C common stock then converted to common stock on a one-for-one basis. This issuance settled InfraREIT, L.L.C.’s pre-IPO investors’ carried interest obligation agreed to with Hunt-InfraREIT under the investment documents entered into by the parties in 2010.

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

Principles of Consolidation and Presentation

The consolidated financial statements include the Company’s accounts and the accounts of all other entities in which the Company has a controlling financial interest with noncontrolling interest of consolidated subsidiaries reported separately. All significant intercompany balances and transactions have been eliminated. SDTS maintains accounting records in accordance with the uniform system of accounts, as prescribed by the Federal Energy Regulatory Commission (FERC). In accordance with the applicable consolidation guidance, the Company’s consolidated financial statements reflect the effects of the different rate making principles mandated by the FERC and the PUCT which regulate its subsidiaries’ operations.

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

Regulation

As the owner of rate-regulated assets, regulatory principles applicable to the utility industry also apply to SDTS. The financial statements reflect regulatory assets and liabilities under cost based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 6, Other Assets.

SDTS capitalizes allowance for funds used during construction (AFUDC) during the construction of its regulated assets, and SDTS’s lease agreements with Sharyland rely on FERC definitions and accepted standards regarding capitalization of expense to define key terms in the lease such as footprint projects, which are the expenditures SDTS is obligated to fund pursuant to the leases. The amounts funded for these footprint projects include allocations of Sharyland employees’ time and overhead allocations consistent with FERC policies and U.S. GAAP. The leases define “footprint projects” to be transmission or, if applicable, distribution projects that (1) are primarily situated within the Company’s current or previous distribution service territory, as applicable; (2) physically hang from the Company’s existing transmission assets, such as the addition of another circuit to the Company’s existing transmission lines or that are physically located within one of its substations or (3) connect or are otherwise added to transmission lines or other properties that comprise a part of the transmission assets acquired from Oncor.

Sharyland cannot be removed as lessee without prior approval from the PUCT. SDTS transacts with Sharyland through several lease arrangements covering all the regulated assets. These lease agreements include provisions for additions and retirements of the regulated assets in the form of new construction or other capitalized projects.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (FDIC) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses and believes the risk is not significant.

Restricted Cash

Restricted cash represents the principal and interest payable for two consecutive periods associated with the $25.0 million senior secured notes described in Note 8, Long-Term Debt.

Concentration of Credit Risk

Sharyland is the Company’s sole tenant and all the Company’s revenue is driven by the leases with Sharyland.

Inventory

Inventory consists primarily of transmission and distribution parts and materials used in the construction of electric plant. Inventory is valued at average cost when it is acquired and used.

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

The AFUDC blended rate utilized was 4.0%, 6.7% and 6.6% for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Provision for depreciation of electric plant is computed using composite straight-line rates as follows for each of the years ended December 31, 2017, 2016 and 2015:

Rates
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

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of 2017, did not result in an impairment charge. As of December 31, 2017 and 2016, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

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

Deferred Financing Costs

Amortization of deferred financing costs associated with the issuance of the $25.0 million senior secured notes and the revolving credit facilities is computed using the straight-line method over the life of the loan which approximates the effective interest method. Amortization of deferred financing costs associated with SDTS is computed using the straight-line method over the life of the loan in accordance with applicable regulatory guidance.

Derivative Instruments

The Company may use derivatives from time to time to hedge against changes in cash flows related to interest rate risk (cash flow hedging instrument). ASC Topic 815, Derivatives and Hedging requires all derivatives be recorded on the Consolidated Balance Sheets at fair value. The Company determines the fair value of the cash flow hedging instrument based on the difference between the cash flow hedging instrument’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the cash flow hedging instrument is recorded on the Consolidated Balance Sheets at its fair value.

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

Income Taxes

InfraREIT, L.L.C. elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2010, and InfraREIT, Inc. elected to be treated as a REIT commencing with its taxable year ended December 31, 2015. As a result, the Company generally will not be subject to federal income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of other organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). As a REIT, the Company expects to distribute at least 100% of its taxable income. Accordingly, there is no provision for federal income taxes in the accompanying consolidated financial statements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, including excise taxes, and federal corporate income taxes on any undistributed income.

At December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of $95.1 million. No net operating losses were used for the year ended December 31, 2017. The estimated net operating loss carryforward for federal tax purposes was $96.2 million at December 31, 2017 and will begin expiring in 2026. However, the Tax Cuts and Jobs Act (TCJA) repealed the corporate alternative minimum tax (AMT) for tax years beginning after December 31, 2017 thereby nullifying the Company’s AMT net operating loss carryover.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Years Ended December 31,
(In thousands)	2017	2016
Balance at January 1	$3,827	$2,924
Additions based on tax positions related to the current year	1,037	903
Balance at December 31	$4,864	$3,827

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

During each of the years ended December 31, 2017, 2016 and 2015, the Company recognized interest and penalties of $0.2 million. The Company had accrued interest and penalties of $0.8 million and $0.6 million at December 31, 2017 and 2016, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.

On December 22, 2017, the TCJA was signed into law reducing the corporate federal income tax rate from 35% to 21%, effective for taxable years beginning on or after January 1, 2018. The TCJA also includes provisions that reduce the tax rates applicable to individuals and that treat dividends paid to REIT shareholders as income eligible for the new 20% deduction for business income earned from passthrough entities. These changes will have the effect of reducing the maximum income tax rate applicable to REIT dividends paid to individual REIT shareholders from 39.6% to 29.6%. These provisions, other than the reduction in the corporate federal income tax rate, are set to expire after 2025.

The Company has recorded $55.8 million as a regulatory liability as of December 31, 2017 related to the creation of excess accumulated deferred federal income tax (ADFIT), related to the Company’s assets, due to the reduction in the corporate federal income tax rate. See Note 10, Regulatory Matters for additional information.

Revenue Recognition

The Company, through its subsidiaries, is the owner of regulated assets and recognizes lease revenue over the term of lease agreements with Sharyland. The Company’s lease revenue includes annual payments and additional rents based upon a percentage of revenue earned by Sharyland on the leased assets in excess of annual specified breakpoints. In accordance with the lease agreements, Sharyland, the lessee and operator of the regulated assets, is responsible for the maintenance and operation of the regulated assets and primarily responsible for compliance with all regulatory requirements of the PUCT, the FERC or any other regulatory entity with jurisdiction over the regulated assets on the Company’s behalf and with the Company’s cooperation. Each of the lease agreements with Sharyland is a net lease that obligates the lessee to pay all property related expenses, including maintenance, repairs, taxes and insurance, and to comply with the terms of the SDTS secured credit facilities and note purchase agreements. The Company recognizes base rent under these leases on a straight-line basis over the applicable lease term.

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

Asset Retirement Obligations

The Company has identified, but not recognized, asset retirement obligation liabilities related to the regulated assets as a result of certain easements on property on which the Company has assets. Generally, such easements are perpetual and require only the retirement and removal of the assets upon cessation of the property’s use. Management has not estimated and recorded a retirement liability for such easements because the Company plans to use the facilities indefinitely.

Interest Expense, net

The Company’s interest expense, net primarily consists of interest expense from the senior secured notes, senior secured term loan and credit facilities, see Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt. AFUDC on borrowed funds of $3.0 million, $3.1 million and $1.8 million was recognized as a reduction of the Company’s interest expense during the years ended December 31, 2017, 2016 and 2015, respectively.

Other Income, net

AFUDC on other funds of $0.7 million, $3.7 million and $3.0 million was recognized in other income, net during the years ended December 31, 2017, 2016 and 2015, respectively.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which has consisted of unrealized gains and losses on derivative financial instruments. The Company records deferred hedge gains and losses on its derivative financial instruments that qualify as cash flow hedging instruments as other comprehensive income.

For the years ended December 31, 2017, 2016 and 2015, net income and comprehensive income were the same amounts. The Company did not have any derivative financial instruments during 2017, 2016 or 2015.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides new guidance for entities that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The new guidance is intended to help entities evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance provides a more robust framework to use in determining when a set of assets and activities is considered a business. The guidance also provides more consistency in applying the rules for defining a business, reduces the costs of application and makes the definition of a business more operable. The new guidance is effective for annual periods beginning after December 15, 2017, with earlier application permitted. The Company adopted the new guidance on October 1, 2017. The criteria in the new guidance was used to determine that the transaction with Oncor was an exchange of assets and not a business exchange; therefore, the transaction was treated as an asset exchange for accounting purposes.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company believes the new guidance will have a minimal impact on its financial position, results of operations and cash flows due to the limited changes around lessor transactions.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted. The new standard should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company will adopt the new guidance in the first quarter of 2018 with an immaterial impact expected on the presentation of its cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force). ASU 2016-18 adds to or clarifies current guidance on the classification and presentation of restricted cash in the statement of cash flows. The new guidance requires entities to include in their cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The guidance does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for periods beginning after December 15, 2017, with early adoption permitted. If an entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company will adopt the new guidance in the first quarter of 2018, and it will affect the Company’s Consolidated Statement of Cash Flows for the presentation of restricted cash.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the hedging accounting model to better align an entity’s risk management activities and financial reporting for hedging relationships and enhance the transparency and understandability of hedge results. The amendments also simplify the application of hedge accounting in certain situations. The new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The most significant impact of the new guidance will be the elimination of ineffectiveness for all cash flow hedges in a hedging relationship. The Company has had hedging activity in the past, but does not currently; however, the impact of the new guidance will be evaluated if new hedges are undertaken.

Reportable Segments

U.S. GAAP establishes standards for reporting financial and descriptive information about a company’s reportable segments. Management has determined that the Company has one reportable segment, with activities related to ownership and leasing of rate-regulated assets.

2.	Asset Exchange Transaction

In July 2017, SDTS and Sharyland signed a definitive agreement (Definitive Agreement) with Oncor to exchange SDTS’s retail distribution assets and certain transmission assets for a group of Oncor’s transmission assets located in Northwest and Central Texas (Asset Exchange Transaction). The Asset Exchange Transaction closed in November 2017 and, among other things, resulted in SDTS exchanging $403 million of net assets for $383 million of transmission assets owned by Oncor, $18 million of net cash and a $2 million receivable from Oncor as of December 31, 2017. The receivable from Oncor is included in prepaids and other current assets in the Consolidated Balance Sheets at December 31, 2017. The transaction resulted in a gain of $0.3 million for SDTS. These transactions were structured to qualify, in part, as a simultaneous tax deferred like-kind exchange of assets to the extent that the assets are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended).

The table below reflects the details of the Asset Exchange Transaction:

(in thousands)	December 31, 2017
Net assets transferred to Oncor
Gross transmission plant	$2,675
Gross distribution plant	499,381
Gross general plant	13,013
Construction work in progress	22,076
Total electric plant	537,145
Accumulated depreciation	(130,712)
Electric plant, net	406,433
Inventory	37
Regulatory liability	(3,870)
Net assets transferred to Oncor	$402,600

Net transmission assets acquired from Oncor
Gross transmission plant	$432,560
Construction work in progress	48
Total transmission plant	432,608
Accumulated depreciation	(32,778)
Transmission plant, net	399,830
Regulatory liability	(16,540)
Net assets acquired from Oncor	$383,290

Cash portion of purchase price from Oncor
Cash	$17,935
Receivable from Oncor	1,632
Cash portion of purchase price from Oncor	$19,567

Gain on asset exchange transaction	$257

Upon closing of the Asset Exchange Transaction, Sharyland leased the newly acquired assets from SDTS and began operating them under an amended CCN. SDTS continues to own and lease to Sharyland certain substations related to its wholesale distribution assets. Sharyland exited the retail distribution business when the transaction closed. Additionally, SDTS and Sharyland amended certain of their lease agreements to remove the assets that were transferred to Oncor. See Note 15, Leases for additional information regarding the amended leases.

3.	Related Party Transactions

The Company, through SDTS, leases all its regulated assets to Sharyland through several lease agreements. Under the leases, the Company has agreed to fund capital expenditures for footprint projects.

The Company earned lease revenues from Sharyland under these agreements of $190.3 million, $172.1 million and $151.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. In connection with the Company’s leases with Sharyland, the Company recorded a deferred rent liability of $14.7 million and $15.6 million as of December 31, 2017 and 2016, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to the Company, the Company and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to the Company’s regulated assets. For the years ended December 31, 2017 and 2016, the net amount of the payments the Company made to Sharyland was $187.1 million and $231.6 million, respectively.

In connection with the Definitive Agreement, on July 21, 2017, SDTS and Sharyland entered into a letter agreement (Side Letter) in which they agreed to certain terms and conditions to address the actual or potential conflicts of interest arising between SDTS and Sharyland in connection with the transaction with Oncor. Specifically, the Side Letter includes, among other things certain representations and warranties from Sharyland that correspond to representations and warranties of SDTS under the Definitive Agreement relating to certain matters for which SDTS relies, in whole or in part, upon Sharyland under the leases and as operator of the assets and an allocation of expenses incurred in connection with the transactions. For information related to the Asset Exchange Transaction with Oncor, see Note 2, Asset Exchange Transaction.

As part of the Asset Exchange Transaction, the Company incurred $0.2 million in legal fees related to the Company obtaining the lender’s consents to complete the Asset Exchange Transaction. These costs are eligible to be recovered through rates collected from customers during a 24-month period starting January 2018 through December 2019. The Company sold the recoverable costs to Sharyland in exchange for 24 equal monthly payments beginning January 2018 through December 2019. The equal monthly payments from Sharyland will be received through the CREZ lease. As of December 31, 2017, there were no payments due from Sharyland related to the legal fees and no payments had been received. These fees are included in due from affiliates on the Consolidated Balance Sheets.

As of December 31, 2017 and 2016, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $2.1 million and $13.7 million, respectively, related to amounts owed to Sharyland for construction costs incurred and property taxes paid on behalf of the Company. As of December 31, 2017 and 2016, amounts due from affiliates on the Consolidated Balance Sheets included $35.2 million and $32.6 million, respectively, related to amounts owed by Sharyland primarily associated with the Company’s leases.

The management fee paid to Hunt Manager for the years ended December 31, 2017 and 2016 was $17.6 million and $10.3 million, respectively. As of December 31, 2016, there was $3.5 million accrued associated with management fees on the Consolidated Balance Sheets. As of December 31, 2017, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. Additionally, during the years ended December 31, 2017 and 2016, the Company paid Hunt Manager $0.3 million and $0.5 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with the management agreement.

The management agreement with Hunt Manager, which became effective February 4, 2015, provided for an annual base fee, or management fee, of $10.0 million through April 1, 2015. Effective as of April 1, 2015, the annual base fee was adjusted to $13.1 million annually through March 31, 2016. The base fee for each twelve month period beginning each April 1 thereafter equaled, or will equal 1.50% of the Company’s total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. The term of the management agreement expires December 31, 2019, and will automatically renew for successive five year terms unless a majority of the Company’s independent directors decides to terminate the agreement.

The annual base fees through March 31, 2019 are as follows:

(In millions)	Base Fee (1)
April 1, 2015 - March 31, 2016	$13.1
April 1, 2016 - March 31, 2017	14.0
April 1, 2017 - March 31, 2018	14.2
April 1, 2018 - March 31, 2019	13.5

(1)

The April 1, 2015 through March 31, 2016 management fee was an agreed upon amount within the management agreement. The April 1, 2016 through March 31, 2017 management fee was the first management fee calculated in accordance with the prescribed base fee calculation.

In connection with the organization of InfraREIT, L.L.C. in 2010, the Operating Partnership agreed to issue deemed capital credits and Class A OP Units to Hunt-InfraREIT. The Operating Partnership agreed to issue up to $82.5 million to Hunt-InfraREIT, pro-rata, as the capital expenditures were funded for the CREZ project up to $737.0 million. In addition, the Operating Partnership also agreed to issue Hunt-InfraREIT deemed credits in an amount equal to 5% of the capital expenditures on certain development projects. As of December 31, 2014, the Operating Partnership issued Hunt-InfraREIT an aggregate 6.8 million Class A OP Units in respect of these obligations. On January 1, 2015, the Operating Partnership issued an additional 70,846 Class A OP Units to Hunt-InfraREIT, and, upon completion of InfraREIT’s IPO, the Operating Partnership issued Hunt-InfraREIT an accelerated deemed capital credit equal to 983,418 Class A OP Units, which settled the related obligations to Hunt-InfraREIT. Following this issuance, the Operating Partnership no longer has the obligation to issue deemed capital credits or related equity to Hunt-InfraREIT. The operating Partnership recorded these capital account credits as asset acquisition costs included as part of the capital project in the CWIP balance.

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

On November 20, 2014, InfraREIT, Inc. borrowed $1.0 million from HCI pursuant to a promissory note. The note accrued interest at 2.5% per annum and was due on November 1, 2015. This note and accrued interest were repaid in February 2015 with proceeds from the IPO for a total of $1.0 million.

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

4.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

	December 31,
(In thousands)	2017	2016
Electric plant:
Transmission plant	$1,685,466	$1,203,164
Distribution plant	143,865	575,648
General plant	3,023	15,959
Total plant in service	1,832,354	1,794,771
Construction work in progress	113,643	107,189
Total electric plant	1,945,997	1,901,960
Accumulated depreciation	(173,768)	(261,140)
Electric plant, net	$1,772,229	$1,640,820

General plant consists primarily of a warehouse, buildings and associated assets. CWIP relates to various projects underway related to our regulated assets. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $29.4 million and $27.7 million at December 31, 2017 and 2016, respectively. As part of the Asset Exchange Transaction, a negative plant acquisition adjustment of $2.7 million related to the Company’s distribution assets was transferred to Oncor.

5.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. The Company conducts an impairment test of goodwill at least annually. The Company’s 2017 impairment test did not result in an impairment charge. As of December 31, 2017 and 2016, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

6.	Other Assets

Other assets are as follows:

	December 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(591)	$376	$967	$(397)	$570
Other regulatory assets:
Deferred financing costs	28,570	(20,944)	7,626	27,761	(16,997)	10,764
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets	52,363	(20,944)	31,419	51,554	(16,997)	34,557
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$55,849	$(21,535)	$34,314	$55,040	$(17,394)	$37,646

Deferred financing costs on undrawn revolver consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility, see Note 7, Borrowings Under Credit Facilities.

Other regulatory assets consist of deferred financing costs within the Company’s regulated subsidiary, SDTS. These deferred financing costs primarily consist of debt issuance costs incurred in connection with the construction of SDTS’s regulated assets or the refinancing of related debt. See Note 7, Borrowings Under Credit Facilities and Note 8, Long-Term Debt. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs are recovered through rates established in the Company’s rate cases.

Deferred costs recoverable in future years of $23.8 million at December 31, 2017 and 2016 represent operating costs incurred from inception of Sharyland through 2007. The Company has determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation (Cap Rock), the Company received a participation in the National Rural Utilities Cooperative Finance Corporation (NRUCFC). The Company accounts for this investment under the cost method of accounting. The Company believes that the investment is not impaired at December 31, 2017 and 2016.

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

As of December 31, 2017 and 2016, there were no borrowings or letters of credit outstanding and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of December 31, 2017 and 2016, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

In 2014, SDTS entered into the third amended and restated credit agreement led by Royal Bank of Canada, as administrative agent, with a maturity date of December 10, 2019. The credit agreement contains a revolving credit facility with a borrowing capacity up to $250.0 million with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility is secured by certain of SDTS’s regulated assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s various senior secured note obligations described in Note 8, Long-Term Debt.

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

As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12%, no letters of credit outstanding and $209.0 million of remaining borrowing capacity available under this revolving credit facility. As of December 31, 2016, SDTS had $137.5 million of borrowings outstanding at a weighted average interest rate of 2.50% with no letters of credit outstanding and $112.5 million of borrowing capacity available under this revolving credit facility. As of December 31, 2017 and 2016, SDTS was in compliance with all debt covenants under the credit agreement.

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

8.	Long-Term Debt

Long-term debt consisted of the following:

		December 31, 2017		December 31, 2016
(In thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$16,250	8.50%	$17,500	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured term loan - $200.0 million	June 5, 2020	200,000	2.71%	—	n/a
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	100,000	3.86%
Senior secured notes - $53.5 million	December 30, 2029	40,546	7.25%	42,600	7.25%
Senior secured notes - $110.0 million	September 30, 2030	92,821	6.47%	97,366	6.47%
Total SDTS debt		893,367		699,966
Total long-term debt		909,617		717,466
Less unamortized deferred financing costs		(97)		(129)
Total long-term debt, less deferred financing costs		909,520		717,337
Less current portion of long-term debt		(68,305)		(7,849)
Debt classified as long-term debt, less deferred financing costs		$841,215		$709,488

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 7, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million as of December 31, 2017 and 2016.

SDTS has $60.0 million aggregate principal amount of 5.04% per annum senior secured notes issued to The Prudential Insurance Company of America and affiliates in 2011 (2011 Notes). Interest is payable quarterly while no principal payments are due until maturity.

In June 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with Canadian Imperial Bank of Commerce, New York Branch (CIBC) and Mizuho Bank, Ltd., as lenders, and CIBC as administrative agent. The interest rate for the 2017 Term Loan is based, at SDTS’s option, at a rate equal to either (1) a base rate, determined as the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) LIBOR plus 1.00% per annum, plus a margin of 0.25% per annum or (2) LIBOR plus a margin of 1.25% per annum. The LIBOR interest period may be one, two, three or six months, but interest is payable no less frequently than quarterly. Proceeds from the issuance of the 2017 Term Loan were used to repay the outstanding balance on the SDTS revolving credit facility and for general corporate purposes.

In 2015, SDTS issued $400.0 million in 10 year senior secured notes, series A (Series A Notes), and in 2016 issued an additional $100.0 million in 10 year senior secured notes, series B (Series B Notes). These senior secured notes bear interest at a rate of 3.86 % per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July.

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

The agreements governing the senior secured notes and 2017 Term Loan contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitation on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of December 31, 2017 and 2016, SDTS and TDC were in compliance with all debt covenants under the applicable agreements.

SDTS’s Series A Notes, Series B Notes, 2009 Notes, 2010 Notes, 2011 Notes and 2017 Term Loan are secured by certain of SDTS’s regulated assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 7, Borrowings Under Credit Facilities.

The senior secured notes of TDC and SDTS and 2017 Term Loan are subject to customary events of default. If an event of default occurs with respect to the notes and is continuing, the lenders may accelerate the applicable amounts due.

Future maturities of long-term debt are as follows for the years ending December 31:

(In thousands)	Total
2018	$68,305
2019	8,792
2020	221,813
2021	8,621
2022	9,216
Thereafter	592,870
Total	$909,617

9.	Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

The Company had fixed rate borrowings totaling $709.6 million and $717.5 million under senior secured notes with a weighted average interest rate of 4.6% per annum as of December 31, 2017 and 2016, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

As of December 31, 2017, the Company had $200.0 million of borrowings under the 2017 Term Loan that accrues interest under a floating interest rate structure, which is typically repriced every month or three months. Accordingly, the carrying value of such indebtedness approximated its fair value for the amounts outstanding.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
December 31, 2017
Long-term debt	$909,617	$—	$950,522	$—
December 31, 2016
Long-term debt	$717,466	$—	$758,415	$—

10.	Regulatory Matters

Regulatory Liabilities

Regulatory liabilities are as follows:

	December 31,
(In thousands)	2017	2016
Cost of removal	$44,679	$21,004
Excess ADFIT	55,779	—
Regulatory liabilities	$100,458	$21,004

The Company’s regulatory liability related to cost of removal is established through depreciation rates and represents amounts that the Company expects to incur in the future. The regulatory liability is recorded as a long-term liability net of actual removal costs incurred. As part of the Asset Exchange Transaction, SDTS transferred $3.9 million of the regulatory liability to Oncor and assumed $16.5 million of regulatory liability from Oncor. See Note 2, Asset Exchange Transaction for additional information regarding the Asset Exchange Transaction.

As an owner of regulated utility assets, the Company established an ADFIT balance for regulatory purposes primarily associated with the difference between U.S. GAAP and federal income tax depreciation on its assets. This ADFIT was calculated based on a 35% corporate federal income tax rate, but was not recorded on its consolidated balance sheets or income statements due to the expectation that the Company will not pay corporate federal income taxes as a result of its REIT structure. With the passage of the TCJA, the corporate federal income tax rate was reduced to 21% effective for tax years beginning on or after January 1, 2018. Regulatory accounting rules require utilities to revalue their ADFIT balances based on a change in corporate federal income tax rates, to remove the difference from ADFIT and to create a regulatory liability for the reduction in ADFIT. Therefore, the Company reduced the ADFIT by $55.8 million and created a regulatory liability for regulatory purposes. Additionally, in accordance with ASC Topic 980, Regulated Operations, Section 405, Liabilities, the Company recorded the $55.8 million regulatory liability on its consolidated balance sheet with a corresponding reduction to its revenue as deferred tax liabilities have not been previously recorded on its consolidated balance sheets. The regulatory liability will be amortized as an increase to revenue over a future period to be determined in a future rate proceeding. The amount and expected amortization of the regulatory liability could be adjusted in the future due to new laws, regulations or regulatory actions.

Rate Case Filing

In January 2014, the PUCT approved a rate case (2013 Rate Case) filed by Sharyland applicable to the Company’s regulated assets providing for a capital structure consisting of 55% debt and 45% equity; a cost of debt of 6.73%, a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates. The new rates became effective May 1, 2014. Under the order approving the 2013 Rate Case, Sharyland was required to file its next rate case in 2016 (2016 Rate Case). In November 2017, the 2016 Rate Case was dismissed, which resulted in the 2013 Rate Case regulatory parameters remaining in place. As part of the PUCT order approving the Asset Exchange Transaction, the PUCT also granted SDTS a CCN to continue to own and lease its assets to Sharyland. SDTS and Sharyland are required to file a new rate case in the calendar year 2020 with a test year ending December 31, 2019.

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

The Company and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $1.00, $1.00 and $1.075 per share during the years ended December 31, 2017, 2016 and 2015, respectively. The Company paid a total of $60.7 million, $59.1 million and $61.6 million in dividends and distributions during the years ended December 31, 2017, 2016 and 2015, respectively.

For federal income tax purposes, the dividends declared in 2017, 2016 and 2015 were classified as ordinary income.

The Company is required to distribute at least 90% of its taxable income (excluding net capital gains) to maintain its status as a REIT. Management believes that the Company has distributed at least 100% of its taxable income.

13.	Noncontrolling Interest

The Company presents as a noncontrolling interest the portion of any equity in entities that it controls and consolidates but does not own. Generally, Common OP Units of the Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the Common OP Units held by such limited partner. At the Company’s option, it may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. Prior to the cancellation of all outstanding Class A OP Units, these units also participated in net income allocations and distributions and had the same redemption rights. As of December 31, 2017 and 2016, there were a total of 16.9 million OP Units held by the limited partners of the Operating Partnership.

In 2014, the limited partnership agreement of InfraREIT LP was amended in order to incorporate a long-term incentive plan. During the years ended December 31, 2017, 2016 and 2015, an aggregate of 31,633, 29,722 and 28,000 LTIP Units, respectively, were issued by the Operating Partnership to members of the Company’s board of directors. For additional information, refer to Note 16, Share-Based Compensation.

The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, the Company has determined that the Common OP Units meet the requirements to be classified as permanent equity. The Company redeemed 24,632 Common OP Units with the issuance of 24,632 shares of common stock during the year ended December 31, 2017. During the year ended December 31, 2016, the Company redeemed 186,496 Common OP Units with the issuance of 186,496 shares of common stock. During the year ended December 31, 2015, the Company did not redeem any OP Units other than, in connection with the Reorganization: (1) 1,551,878 Class A OP Units held by Hunt-InfraREIT, which were exchanged with InfraREIT, Inc. for 1,551,878 shares of common stock of InfraREIT, Inc. and (2) 6,242,999 Class A OP Units in exchange for the assignment of a promissory note in the principal amount of $66.5 million.

14.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of common stock of InfraREIT, Inc. or common shares of InfraREIT, L.L.C., as applicable, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the years ended December 31, 2017, 2016 and 2015.

Earnings per share are calculated as follows:

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$12,302	$49,954	$13,267
Weighted average common shares outstanding	43,783	43,668	42,983
Basic net income per share	$0.28	$1.14	$0.31
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$12,302	$49,954	$13,267
Weighted average common shares outstanding	43,783	43,668	42,983
Redemption of Operating Partnership units	—	—	—
Weighted average dilutive shares outstanding	43,783	43,668	42,983
Diluted net income per share	$0.28	$1.14	$0.31
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$4,751	$19,347	$6,664
Redemption of Operating Partnership units	16,892	16,968	16,232

15.	Leases

The following table shows the composition of the Company’s lease revenue:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Base rent (straight-line)	$165,264	$145,030	$125,669
Percentage rent	25,077	27,069	25,534
Total lease revenue	$190,341	$172,099	$151,203

SDTS has entered into various leases with Sharyland for all the Company’s placed in service regulated assets. The master lease agreements, as amended, expire at various dates from December 31, 2019 through December 31, 2022. The Company’s leases primarily consist of base rent, but certain lease supplements contain percentage rent as well. The lease supplements governing the Stanton Transmission Loop, Permian Basin assets and assets acquired from Oncor, which are part of the CREZ assets, only provide for base rent. Rent for the assets in McAllen and the CREZ assets not acquired in the Asset Exchange Transaction is comprised primarily of base rent but also includes percentage rent. Prior to its termination on December 31, 2017, the lease that previously covered the Permian Basin assets as well as the assets in Brady and Celeste, Texas that were transferred to Oncor in the Asset Exchange Transaction (S/B/C Lease) also included a percentage rent component. Percentage rent under the Company’s leases is based on a percentage of Sharyland’s annual gross revenues, as defined in the applicable lease, in excess of annual specified breakpoints, which are at least equal to the base rent under each lease.

The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 37% to a low of 23%. The percentage rent rates for 2018 through the expiration of the leases ranges from a 24% to 30%. Because an annual specified breakpoint must be met under the leases before the Company can recognize any percentage rent, the Company anticipates that revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year and with the largest amounts recognized during the third and fourth quarters of each year.

Future minimum rent revenue expected in accordance with these lease agreements is as follows for the years ending December 31:

(In thousands)	Total
2018	$186,460
2019	193,655
2020	182,099
2021	8,576
2022	4,459
Thereafter	—
Total	$575,249

16.	Share-Based Compensation

InfraREIT, Inc. 2015 Equity Incentive Plan

The Company’s pre-IPO board of directors adopted the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) which permits the Company to provide equity based compensation to certain personnel who provide services to the Company, Hunt Manager or an affiliate of either, in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, stock units, performance based awards, unrestricted stock, LTIP Units and other equity based awards up to an aggregate of 375,000 shares. The 2015 Equity Incentive Plan provides, among other things, that no participant in the plan will be permitted to acquire, or will have any right to acquire, shares thereunder if such acquisition would be prohibited by the ownership limits contained in the Company’s charter or bylaws or would impair the Company’s status as a REIT. As of December 31, 2017, 265,353 shares were reserved for issuance under the 2015 Equity Incentive Plan.

The Company currently utilizes the 2015 Equity Incentive Plan primarily to compensate the non-employee directors for their service on the Company’s board of directors. The following table shows the aggregate LTIP Units issued to members of the Company’s board of directors for the years ended December 31, 2017, 2016 and 2015:

Grant Date	LTIP Units	Grant Date Fair Value per LTIP Unit	Aggregate Fair Value (in thousands)	Vesting Date
February 2015	28,000	$26.41	$739	February 2016
January 2016	29,722	18.58	552	January 2017
January 2017	31,633	18.02	570	January 2018

As part of the Company’s board of directors’ quarterly compensation, each non-executive director can, subject to certain exceptions, elect to receive part of their compensation in InfraREIT common stock instead of cash with full vesting upon issuance. During 2017, all directors received their compensation in cash. During 2016, certain directors elected to receive their compensation in InfraREIT common stock. The following table shows the shares of common stock issued to members of the board of directors during the year ended December 31, 2016:

Grant Date	Shares of Common Stock	Grant Date Value per Share	Aggregate Fair Value (in thousands)
January 2016	4,735	$18.58	$88
April 2016	5,497	16.81	92
July 2016	5,248	17.58	92
October 2016	4,812	17.84	86

The compensation expense, which represents the fair value of the stock measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2017, 2016 and 2015, $0.6 million, $1.0 million and $0.7 million was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. There was no unamortized compensation expense related to these grants at December 31, 2017.

InfraREIT, Inc. Non-Qualified 2015 Employee Stock Purchase Plan

In connection with the IPO, the Company adopted the InfraREIT, Inc. Non-Qualified Employee Stock Purchase Plan (ESPP), which would allow employees of Hunt Manager or its affiliates whose principal duties include the management and operation of the Company’s business to purchase shares of the Company’s common stock at a discount. Pursuant to the management agreement, Hunt Manager is obligated to fund all the costs associated with the ESPP, including the funds necessary to purchase shares of the Company’s common stock in the open market pursuant to the plan. A total of 250,000 shares of common stock are reserved for sale and authorized for issuance under the ESPP. As of December 31, 2017, no shares have been purchased or offered for purchase under the ESPP.

17.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Supplemental cash flow information
Cash paid during the period for interest	$39,020	$33,972	$25,850
Cash received during the period for taxes	—	—	(31)
Non-cash investing and financing activities
Change in accrued additions to electric plant	11,298	4,113	6,942
Allowance for funds used during construction - debt	3,040	3,142	1,767
Net non-cash equity issuances related to the Merger and Reorganization	—	—	97,193
Net non-cash noncontrolling equity issuances related to the Merger and Reorganization	—	—	119,607
Redemption of operating partnership units for common stock	512	3,277	—
Non-cash noncontrolling interest equity issuances	—	—	755
Dividends and distributions payable	15,169	15,161	13,634

18.	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31 follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2017
Lease revenue	$39,624	$40,422	$51,618	$58,677	$190,341
Tax Cuts and Jobs Act regulatory adjustment	—	—	—	(55,779)	(55,779)
General and administrative expense	(5,981)	(6,866)	(6,718)	(5,823)	(25,388)
Depreciation	(12,687)	(12,982)	(13,328)	(12,210)	(51,207)
Gain on asset exchange transaction	—	—	—	257	257
Interest expense, net	(9,698)	(10,141)	(10,357)	(10,475)	(40,671)
Other income	3	17	331	367	718
Income tax expense	(244)	(321)	(308)	(345)	(1,218)
Net income (loss)	11,017	10,129	21,238	(25,331)	17,053
Less: Net income (loss) attributable to noncontrolling interest	3,068	2,821	5,908	(7,046)	4,751
Net income (loss) attributable to InfraREIT, Inc.	$7,949	$7,308	$15,330	$(18,285)	$12,302
Basic EPS	$0.18	$0.17	$0.35	$(0.42)	$0.28
Diluted EPS	$0.18	$0.17	$0.35	$(0.42)	$0.28
2016
Lease revenue	$33,665	$33,785	$49,419	$55,230	$172,099
General and administrative expense	(5,545)	(4,980)	(5,336)	(5,991)	(21,852)
Depreciation	(11,074)	(11,410)	(11,828)	(12,392)	(46,704)
Interest expense, net	(8,842)	(9,055)	(9,379)	(9,644)	(36,920)
Other income	759	1,137	1,024	861	3,781
Income tax expense	(186)	(293)	(299)	(325)	(1,103)
Net income	8,777	9,184	23,601	27,739	69,301
Less: Net income attributable to noncontrolling interest	2,462	2,576	6,560	7,749	19,347
Net income attributable to InfraREIT, Inc.	$6,315	$6,608	$17,041	$19,990	$49,954
Basic EPS	$0.14	$0.15	$0.39	$0.46	$1.14
Diluted EPS	$0.14	$0.15	$0.39	$0.46	$1.14

(1)

Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

19.	Subsequent Events

On January 3, 2018, the Company issued an aggregate of 28,952 LTIP Units to members of the Company’s board of directors with a grant date fair value of $18.61 per LTIP Unit and a fair value of $0.5 million. The LTIP Units are scheduled to vest in January 2019, subject to continued service.

On February 27, 2018, the Company’s board of directors declared a quarterly dividend of $0.25 per share of common stock, or $1.00 per share on an annualized basis, payable on April 19, 2018 to holders of record as of March 29, 2018. The Company’s board of directors also authorized the Operating Partnership to make a distribution of $0.25 per OP Unit to the partners in the Operating Partnership, which includes affiliates of Hunt.

Sharyland’s rates have historically incorporated an income tax allowance at a 35% corporate federal income tax rate, and the Company’s lease supplements with Sharyland reflect this assumption. However, due to the enactment of the TCJA and at the request of the PUCT, Sharyland has agreed to reduce its wholesale transmission service rate (WTS rate) to reflect an income tax allowance at the new 21% corporate federal income tax rate. As a result, the Company expects its percentage rent revenues, which are calculated based on a percentage of Sharyland’s gross revenue, to be lower as Sharyland begins to implement the lower WTS rate.

InfraREIT, Inc.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands)

Description (1)	Encumbrances	Initial Cost to Company (2)	Cost Subsequent to Acquisition		Gross Amount Carried at Period Close (3)	Accumulated Depreciation	Date of Construction (4)	Date Acquired	Depreciation Life in Latest Income Statements is Computed (5)
		Electric Plant	Improvements	Carrying Cost	Electric Plant Total
McAllen assets	$57,187	$132,068	$—	$—	$132,068	$(23,601)	(4)	(4)	(5)
Permian assets	230,295	447,272	—	—	447,272	(10,468)	(4)	(4)	(5)
CREZ assets	573,956	1,172,474	—	—	1,172,474	(83,843)	(4)	(4)	(5)
Stanton Transmission Loop assets	16,306	83,906	—	—	83,906	(52,978)	(4)	(4)	(5)
ERCOT Transmission assets	56,624	110,277	—	—	110,277	(2,878)	(4)	(4)	(5)

(1)	Asset descriptions correspond to asset groups under individual leases.
(2)

Because the Company’s assets consist entirely of electric plant assets, which are regulated by the PUCT, electric plant is stated at original cost, which includes cost of contracted services, direct labor, materials, acquisition adjustments, capitalized interest and overhead items.

(3)	See reconciliation on next page.
(4)	Because additions and improvements to the regulated assets are ongoing, construction and acquisition dates are not applicable.
(5)	Provision for depreciation of electric plant is computed using straight-lines rates as follows:

Transmission plant	1.69% - 3.15%
Distribution plant	1.74% - 5.96%
General plant	0.80% - 5.12%

InfraREIT, Inc.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

FIXED ASSET RECONCILATION

(In thousands)

	December 31,
	2017	2016
Electric plant
Beginning balance	$1,901,960	$1,675,295
Additions	173,820	239,154
Acquired from Oncor	432,608	—
Retirements	(25,246)	(12,489)
Transferred to Oncor	(537,145)	—
Ending balance	1,945,997	1,901,960
Accumulated depreciation
Beginning balance	261,140	240,764
Depreciation expense	51,207	46,704
Acquired from Oncor	32,778	—
Retirements	(25,246)	(12,489)
Cost of removal	(15,399)	(13,839)
Transferred to Oncor	(130,712)	—
Ending balance	173,768	261,140
Electric plant, net	$1,772,229	$1,640,820