Form 10-K/A
period 2017-12-31
InfraREIT, Inc.
filed 2018-03-12
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

InfraREIT, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (Amended Filing) to amend its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2018 (Original Filing). This Amended Filing is being filed solely to include the consolidated financial statements of Sharyland Utilities, L.P. (Sharyland), the Company’s sole tenant, in Item 15 of Part IV in accordance with Section 2340 of the SEC Financial Reporting Manual. Because the Company’s assets are leased to Sharyland under triple-net leases that transfer substantially all operating costs to Sharyland, financial information about Sharyland may be relevant to investors. Sharyland’s financial statements were provided to the Company by Sharyland, and the Company did not participate in their preparation or review.

Item 15 of Part IV is the only portion of the Original Filing being amended by this Amended Filing. Accordingly, except as described above and specifically noted in the exhibit list below, this Amended Filing does not otherwise update any exhibits as originally filed and does not, and does not purport to, update or restate the information in any other Item of the Original Filing or otherwise reflect events that occurred after the filing date of the Original Filing.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of report on Form 10-K

1. Financial Statements

The financial statements were previously filed with the Original Filing.

2. Financial Statement Schedules

The financial statements were previously filed with the Original Filing.

3. Exhibits

Exhibit Number		Description
2.1	—

Merger and Transaction Agreement dated as of January 29, 2015 among InfraREIT, L.L.C., InfraREIT, Inc. and InfraREIT Partners, LP (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

2.2***	—

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

21.1*	—	List of Subsidiaries of the Registrant

23.1*	—	Consent of Ernst & Young LLP

23.2**	—	Consent of Ernst & Young LLP

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.4**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

32.3**	—	Section 1350 Certification of Chief Executive Officer

32.4**	—	Section 1350 Certification of Chief Financial Officer

99.1**	—	Consolidated Financial Statements of Sharyland Utilities, L.P.

99.2**	—	Supplemental Financial Information of Sharyland Utilities, L.P.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

+	As required by Item 15(a)(3), this exhibit is identified as a management contract or compensatory plan or arrangement.
*	Incorporated by reference to the corresponding exhibit to the Original Filing.
**	Filed or furnished with this Amended Filing.
***	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfraREIT, Inc.
(Registrant)

/s/ Brant Meleski
Brant Meleski
Date: March 12, 2018	Senior Vice President and Chief Financial Officer