Form 10-Q
period 2018-03-31
InfraREIT, Inc.
filed 2018-05-03
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36822

InfraREIT, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	75-2952822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1900 North Akard Street Dallas, Texas 75201	75201
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 30, 2018, 43,960,884 shares of common stock were issued and outstanding.

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

FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (we or Company) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures, infrastructure programs and estimated distributions to our stockholders and statements regarding a potential De-REIT alternative (as defined below).

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

•	the impact of any termination of our real estate investment trust (REIT) status;
•

the implications of our relationships with Hunt Consolidated, Inc. (HCI) and its affiliates (collectively, Hunt) on any transaction or arrangement that may be proposed with respect to our business or structure;

•	our current reliance on our tenant for all our lease revenues and, as a result, our dependency on our tenant’s solvency and financial and operating performance;
•	the amount of available investment to grow our rate base;
•	our ability to negotiate future rent payments or renew leases with our tenant;
•	insufficient cash available to meet distribution requirements;
•	cyber breaches and weather conditions or other natural phenomena;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	the effects of existing and future tax and other laws and governmental regulations;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC or other qualified personnel;
•	adverse economic developments in the electric power industry or in business conditions generally; and
•	certain other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2018 (2017 Form 10-K).

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,624	$2,867
Restricted cash	1,683	1,683
Due from affiliates	32,605	35,172
Inventory	6,891	6,759
Prepaids and other current assets	1,401	2,460
Total current assets	44,204	48,941
Electric Plant, net	1,782,965	1,772,229
Goodwill	138,384	138,384
Other Assets	33,251	34,314
Total Assets	$1,998,804	$1,993,868
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$26,947	$21,230
Short-term borrowings	35,500	41,000
Current portion of long-term debt	67,847	68,305
Dividends and distributions payable	15,176	15,169
Accrued taxes	5,919	5,633
Total current liabilities	151,389	151,337
Long-Term Debt, Less Deferred Financing Costs	839,649	841,215
Regulatory Liabilities	104,180	100,458
Total liabilities	1,095,218	1,093,010
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,960,884 and 43,796,915 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	440	438
Additional paid-in capital	709,461	706,357
Accumulated deficit	(47,854)	(49,728)
Total InfraREIT, Inc. equity	662,047	657,067
Noncontrolling interest	241,539	243,791
Total equity	903,586	900,858
Total Liabilities and Equity	$1,998,804	$1,993,868

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Lease revenue	$45,656	$39,624
Operating costs and expenses
General and administrative expense	6,088	5,981
Depreciation	11,577	12,687
Total operating costs and expenses	17,665	18,668
Income from operations	27,991	20,956
Other (expense) income
Interest expense, net	(10,674)	(9,698)
Other income, net	733	3
Total other expense	(9,941)	(9,695)
Income before income taxes	18,050	11,261
Income tax expense	286	244
Net income	17,764	11,017
Less: Net income attributable to noncontrolling interest	4,900	3,068
Net income attributable to InfraREIT, Inc.	$12,864	$7,949
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.29	$0.18
Diluted	$0.29	$0.18
Cash dividends declared per common share	$0.25	$0.25

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$17,764	$11,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,577	12,687
Amortization of deferred financing costs	1,071	1,004
Allowance for funds used during construction - other funds	(730)	—
Equity based compensation	140	140
Changes in assets and liabilities:
Due from affiliates	2,567	5,496
Inventory	(132)	47
Prepaids and other current assets	(573)	(721)
Accounts payable and accrued liabilities	3,153	140
Net cash provided by operating activities	34,837	29,810
Cash flows from investing activities
Additions to electric plant	(15,011)	(52,223)
Proceeds from asset exchange transaction	1,632	—
Net cash used in investing activities	(13,379)	(52,223)
Cash flows from financing activities
Proceeds from short-term borrowings	12,000	34,000
Repayments of short-term borrowings	(17,500)	(9,500)
Repayments of long-term debt	(2,032)	(1,921)
Dividends and distributions paid	(15,169)	(15,161)
Net cash (used in) provided by financing activities	(22,701)	7,418
Net decrease in cash, cash equivalents and restricted cash	(1,243)	(14,995)
Cash, cash equivalents and restricted cash at beginning of period	4,550	19,294
Cash, cash equivalents and restricted cash at end of period	$3,307	$4,299

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

Basis of Presentation

InfraREIT, Inc. is a Maryland corporation, which may be referred to in these financial statements as the “Company,” “we,” “us” and “our.” These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2018 (2017 Form 10-K).

We held 72.4% of the outstanding partnership units (OP Units) in InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of March 31, 2018 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. Hunt Consolidated, Inc. affiliates, current or former employees and members of our board of directors held the other 27.6% of the outstanding OP Units as of March 31, 2018.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods and services. As part of this guidance, lease transactions have been excluded from the requirements of this standard. We adopted this guidance on January 1, 2018. As this guidance only applies to us if certain lease criteria are present and under limited circumstances, the new guidance currently has a minimal impact on our financial position, results of operations and cash flows. We will continue to monitor our transactions and apply the new guidance as circumstances require.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The new standard should be applied retrospectively to all periods presented, unless deemed impracticable, in which case prospective application is permitted. We adopted the new guidance on January 1, 2018 and the new guidance did not impact our Consolidated Statement of Cash Flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 203): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force). ASU 2016-18 adds to or clarifies current guidance on the classification and presentation of restricted cash in the statement of cash flows. The new guidance requires entities to include in their cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. We adopted the guidance on January 1, 2018 and have adjusted all periods presented for the change in presentation of restricted cash on our Consolidated Statement of Cash Flows.

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

2.	Asset Exchange Transaction

In July 2017, our regulated subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS), and our sole tenant, Sharyland Utilities, L.P. (Sharyland), signed a definitive agreement (Definitive Agreement) with Oncor Electric Delivery Company LLC (Oncor) to exchange SDTS’s retail distribution assets and certain transmission assets for a group of Oncor’s transmission assets located in Northwest and Central Texas (Asset Exchange Transaction). The Asset Exchange Transaction closed in November 2017 and, among other things, resulted in SDTS exchanging $403 million of net assets for $383 million of transmission assets owned by Oncor, $18 million of net cash and a $2 million receivable from Oncor as of December 31, 2017. The transaction resulted in a gain of $0.3 million for SDTS. The receivable from Oncor was included in prepaids and other current assets in the Consolidated Balance Sheets at December 31, 2017. The receivable from Oncor was collected during the first quarter of 2018. These transactions were structured to qualify, in part, as a simultaneous tax deferred like-kind exchange of assets to the extent that the assets are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended).

3.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Consolidated Statements of Cash Flows:

	March 31,
(In thousands)	2018	2017
Cash	$1,624	$2,617
Restricted cash	1,683	1,682
Total cash, cash equivalents and restricted cash shown on the Statement of Cash Flows	$3,307	$4,299

Amounts included in restricted cash represent the principal and interest payable for two consecutive periods associated with the $25.0 million senior secured notes of the Operating Partnership’s wholly-owned subsidiary, Transmission and Distribution Company, L.L.C. (TDC), as described in Note 9, Long-Term Debt.

4.	Related Party Transactions

We lease, through SDTS, all our regulated assets to Sharyland through several lease agreements. Under the leases, we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or, if applicable, distribution projects that (1) are primarily situated within our current or previous distribution service territory, as applicable; (2) physically hang from our existing transmission assets, such as the addition of another circuit to our existing transmission lines, or that are physically located within one of our substations or (3) connect or are otherwise added to transmission lines or other properties that comprise a part of the transmission assets acquired in the Asset Exchange Transaction.

We earned lease revenues from Sharyland under these agreements of $45.7 million and $39.6 million during the three months ended March 31, 2018 and 2017, respectively. In connection with our leases with Sharyland, we had a deferred rent liability of $14.6 million and $14.7 million as of March 31, 2018 and December 31, 2017, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our regulated assets. For the three months ended March 31, 2018 and 2017, the net amount of payments we made to Sharyland was $15.0 million and $52.2 million, respectively.

In connection with the Definitive Agreement, in July 2017, SDTS and Sharyland entered into a letter agreement (Side Letter) in which they agreed to certain terms and conditions to address the actual or potential conflicts of interest arising between SDTS and Sharyland in connection with the Asset Exchange Transaction. Specifically, the Side Letter includes, among other things, certain representations and warranties from Sharyland that correspond to representations and warranties of SDTS under the Definitive Agreement relating to certain matters for which SDTS relies, in whole or in part, upon Sharyland under the leases and as operator of the assets and an allocation of expenses incurred in connection with the transactions. For information related to Asset Exchange Transaction, see Note 2, Asset Exchange Transaction.

As part of the Asset Exchange Transaction, we incurred $0.2 million in legal fees related to us obtaining the lenders’ consents to complete the Asset Exchange Transaction. These costs are eligible to be recovered through rates collected from customers during a 24-month period starting January 2018 through December 2019. We sold the recoverable costs to Sharyland in exchange for 24 equal monthly payments beginning January 2018 through December 2019. The equal monthly payments from Sharyland will be received through the CREZ lease. As of March 31, 2018, Sharyland had made three monthly payments related to the recoverable legal fees. As of December 31, 2017, there were no payments due from Sharyland related to the legal fees and no payments had been received. These fees are included in due from affiliates on the Consolidated Balance Sheets.

As of March 31, 2018 and December 31, 2017, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $4.9 million and $2.1 million, respectively, related to amounts owed to Sharyland for construction costs incurred and property taxes paid on our behalf. As of March 31, 2018 and December 31, 2017, amounts due from affiliates on the Consolidated Balance Sheets included $32.6 million and $35.2 million, respectively, related to amounts owed by Sharyland primarily associated with our leases.

The management fee paid to Hunt Utility Services, LLC (Hunt Manager) for the three months ended March 31, 2018 and 2017 was $3.5 million and $7.0 million, respectively. There were no prepaid or accrued amounts associated with the management fees on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. As of December 31, 2016, there was $3.5 million accrued associated with management fees on the Consolidated Balance Sheets. Additionally, during each of the three months ended March 31, 2018 and 2017, we paid Hunt Manager less than $0.1 million for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

Our management agreement with Hunt Manager provides for an annual base fee, or management fee. The base fee for each twelve month period beginning each April 1 will equal 1.50% of our total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. The term of the management agreement expires December 31, 2019 and will automatically renew for successive five year terms unless a majority of our independent directors decides to terminate the agreement.

The annual base fees through March 31, 2019 are as follows:

(In millions)	Base Fee
April 1, 2016 - March 31, 2017	$14.0
April 1, 2017 - March 31, 2018	14.2
April 1, 2018 - March 31, 2019	13.5

5.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Electric plant:
Transmission plant	$1,744,737	$1,685,466
Distribution plant	149,888	143,865
General plant	3,023	3,023
Total plant in service	1,897,648	1,832,354
Construction work in progress	66,988	113,643
Total electric plant	1,964,636	1,945,997
Accumulated depreciation	(181,671)	(173,768)
Electric plant, net	$1,782,965	$1,772,229

General plant consists primarily of a warehouse, buildings and associated assets. Construction work in progress (CWIP) relates to various projects underway related to our regulated assets. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $29.1 million and $29.4 million as of March 31, 2018 and December 31, 2017, respectively.

6.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of March 31, 2018 and December 31, 2017, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

7.	Other Assets

Other assets are as follows:

	March 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(639)	$328	$967	$(591)	$376
Other regulatory assets:
Deferred financing costs	28,570	(21,959)	6,611	28,570	(20,944)	7,626
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets	52,363	(21,959)	30,404	52,363	(20,944)	31,419
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$55,849	$(22,598)	$33,251	$55,849	$(21,535)	$34,314

Deferred financing costs on undrawn revolver consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility. See Note 8, Borrowings Under Credit Facilities.

Other regulatory assets consist of deferred financing costs within our regulated subsidiary, SDTS. The deferred financing costs primarily consist of debt issuance costs incurred in connection with the construction of SDTS’s regulated assets or the refinancing of related debt. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt. These assets are classified as regulatory assets and amortized over the length of the related loan. These costs are recovered through rates established in rate cases.

Deferred costs recoverable in future years of $23.8 million as of March 31, 2018 and December 31, 2017 represent operating costs incurred from the inception of Sharyland through 2007. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation, we received a participation in the National Rural Utilities Cooperative Finance Corporation. We account for this investment under the cost method of accounting. We believe that the investment is not impaired as of March 31, 2018 and December 31, 2017.

8.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facility

In 2014, InfraREIT LP entered into a $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. The revolving credit facility is secured by certain assets of InfraREIT LP, including accounts and other personal property, and is guaranteed by us and TDC, with the TDC guarantee secured by the assets of, and InfraREIT LP’s equity interests in, TDC on materially the same basis as TDC’s senior secured notes described below in Note 9, Long-Term Debt.

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

As of March 31, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of March 31, 2018 and December 31, 2017, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

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

As of March 31, 2018, SDTS had $35.5 million of borrowings outstanding at an interest rate of 3.63%, no letters of credit outstanding and $214.5 million of borrowing capacity available under this revolving credit facility. As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12% with no letters of credit outstanding and $209.0 million of borrowing capacity available under this revolving credit facility. As of March 31, 2018 and December 31, 2017, SDTS was in compliance with all debt covenants under the credit agreement.

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

9.	Long-Term Debt

Long-term debt consisted of the following:

		March 31, 2018		December 31, 2017
(Dollar amounts in thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$15,938	8.50%	$16,250	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	60,000	5.04%	60,000	5.04%
Senior secured term loan - $200.0 million	June 5, 2020	200,000	3.04%	200,000	2.71%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	100,000	3.86%
Senior secured notes - $53.5 million	December 30, 2029	40,009	7.25%	40,546	7.25%
Senior secured notes - $110.0 million	September 30, 2030	91,638	6.47%	92,821	6.47%
Total SDTS debt		891,647		893,367
Total long-term debt		907,585		909,617
Less unamortized deferred financing costs		(89)		(97)
Total long-term debt, less deferred financing costs		907,496		909,520
Less current portion of long-term debt		(67,847)		(68,305)
Debt classified as long-term debt, less deferred financing costs		$839,649		$841,215

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 7, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million as of March 31, 2018 and December 31, 2017.

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

The agreements governing the senior secured notes and 2017 Term Loan contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of March 31, 2018 and December 31, 2017, SDTS and TDC were in compliance with all debt covenants under the applicable agreements.

SDTS’s Series A Notes, Series B Notes, 2009 Notes, 2010 Notes, 2011 Notes and 2017 Term Loan are secured by certain of SDTS’s regulated assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 8, Borrowings Under Credit Facilities.

The senior secured notes of TDC and SDTS and 2017 Term Loan are subject to customary events of default. If an event of default occurs with respect to the notes and is continuing, the lenders may accelerate the applicable amounts due.

10.	Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

We had fixed interest rate borrowings totaling $707.6 million and $709.6 million under our senior secured notes with a weighted average interest rate of 4.6% per annum as of March 31, 2018 and December 31, 2017, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

As of March 31, 2018 and December 31, 2017, we had $200.0 million of borrowings under our 2017 Term Loan that accrues interest under a floating interest rate structure, which is typically repriced every month or three months. Accordingly, the carrying value of such indebtedness approximated its fair value for the amounts outstanding.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2018
Long-term debt	$907,585	$—	$932,011	$—
December 31, 2017
Long-term debt	$909,617	$—	$950,522	$—

11.	Regulatory Matters

Regulatory Liability

Regulatory liabilities are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Cost of removal	$48,401	$44,679
Excess ADFIT	55,779	55,779
Regulatory liabilities	$104,180	$100,458

Our regulatory liability related to cost of removal is established through depreciation rates and represents amounts that we expect to incur in the future. The regulatory liability is recorded as a long-term liability net of actual removal costs incurred.

As an owner of regulated utility assets, we established an accumulated deferred federal income tax (ADFIT) balance for regulatory purposes primarily associated with the difference between U.S. GAAP and federal income tax depreciation on our assets. This ADFIT was calculated based on a 35% corporate federal income tax rate but was not recorded on our consolidated balance sheets or income statements due to the expectation that we would not pay corporate federal income taxes as a result of our REIT structure. With the passage of the Tax Cuts and Jobs Act (TCJA), the corporate federal income tax rate was reduced to 21% effective for tax years beginning on or after January 1, 2018. Regulatory accounting rules require utilities to revalue their ADFIT balances based on a change in corporate federal income tax rates, to remove the difference from ADFIT and to create a regulatory liability for the reduction in ADFIT. Therefore, we reduced the ADFIT by $55.8 million and created a regulatory liability for regulatory purposes. Additionally, in accordance with ASC Topic 980, Regulated Operations, Section 405, Liabilities, we recorded the $55.8 million regulatory liability on our Consolidated Balance Sheet with a corresponding reduction to our revenue as deferred tax liabilities have not been previously recorded on our Consolidated Balance Sheets. The regulatory liability will be amortized as an increase to revenue over a future period to be determined in a future rate proceeding. The amount and expected amortization of the regulatory liability could be adjusted in the future due to new laws, regulations or regulatory actions.

Rate Case Filing

In January 2014, the PUCT approved a rate case (2013 Rate Case) filed by Sharyland applicable to our regulated assets providing for a capital structure consisting of 55% debt and 45% equity; a cost of debt of 6.73%; a return on equity of 9.70%; and a return on invested capital of 8.06% in calculating rates. The new rates became effective May 1, 2014. Under the order approving the 2013 Rate Case, Sharyland was required to file its next rate case in 2016 (2016 Rate Case). In November 2017, the 2016 Rate Case was dismissed, which resulted in the 2013 Rate Case regulatory parameters remaining in place. As part of the PUCT order approving the Asset Exchange Transaction, the PUCT also granted SDTS a CCN to continue to own and lease its assets to Sharyland. SDTS and Sharyland are required to file a new rate case by July 1, 2020 with a test year ending December 31, 2019.

12.	Commitments and Contingencies

From time to time, we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcome of any such legal proceedings, we do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

13.	Equity

We and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $0.25 per share or unit, as applicable, during each of the three months ended March 31, 2018 and 2017. We paid a total of $15.2 million in dividends and distributions during each of the three months ended March 31, 2018 and 2017.

14.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of our Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. As of March 31, 2018 and December 31, 2017, there were a total of 16.7 million and 16.9 million OP Units, respectively, held by the limited partners of the Operating Partnership.

During the three months ended March 31, 2018 and 2017, an aggregate of 28,952 and 31,633 long-term incentive units (LTIP Units), respectively, were issued by the Operating Partnership to members of our board of directors. For additional information, refer to Note 17, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. During the three months ended March 31, 2018, we redeemed 163,969 OP Units with the issuance of 163,969 shares of common stock. We redeemed 3,100 OP Units with the issuance of 3,100 shares of common stock during the three months ended March 31, 2017.

15.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of our common stock, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three months ended March 31, 2018 and 2017.

Earnings per share are calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$12,864	$7,949
Weighted average common shares outstanding	43,832	43,775
Basic net income per share	$0.29	$0.18
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$12,864	$7,949
Weighted average common shares outstanding	43,832	43,775
Redemption of Operating Partnership units	—	—
Weighted average dilutive shares outstanding	43,832	43,775
Diluted net income per share	$0.29	$0.18
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$4,900	$3,068
Redemption of Operating Partnership units	16,872	16,900

16.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended March 31,
(In thousands)	2018	2017
Base rent (straight-line)	$45,656	$39,624
Percentage rent	—	—
Total lease revenue	$45,656	$39,624

SDTS has entered into various leases with Sharyland for all our placed in service regulated assets. The master lease agreements, as amended, expire at various dates from December 31, 2019 through December 31, 2022. Our leases primarily consist of base rent, but certain lease supplements contain percentage rent as well. The lease supplements governing the Stanton Transmission Loop, Permian Basin assets and assets acquired in the Asset Exchange Transaction, which are part of the CREZ assets, only provide for base rent. Rent for the assets in McAllen and the CREZ assets not acquired in the Asset Exchange Transaction is comprised primarily of base rent but also includes percentage rent. Prior to its termination on December 31, 2017, the lease that previously covered the Permian Basis assets as well as the assets in Brady and Celeste, Texas that were transferred to Oncor in the Asset Exchange Transaction also included a percentage rent component. Percentage rent under our leases is based on a percentage of Sharyland’s annual gross revenue, as defined in the applicable lease, in excess of annual specified breakpoints, which are at least equal to the base rent under each lease.

The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 31% to a low of 23%. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate that little to no percentage rent will be recognized in the first and second quarters of each year, with the largest amounts of percentage rent recognized during the third and fourth quarters of each year.

17.	Share-Based Compensation

We currently utilize the InfraREIT, Inc. 2015 Equity Incentive Plan primarily to compensate the non-executive directors for their service on our board of directors. The following table shows the aggregate LTIP Units issued to members of our board of directors during the three months ended March 31, 2018 and 2017:

Grant Date	LTIP Units	Grant Date Fair Value per LTIP Unit	Aggregate Fair Value (in thousands)	Vesting Date
January 2017	31,633	$18.02	$570	January 2018
January 2018	28,952	18.61	539	January 2019

As part of our board of directors’ quarterly compensation, each non-executive director can, subject to certain exceptions, elect to receive part of their compensation in our common stock instead of cash with full vesting upon issuance. During 2017 and 2018, all directors received their quarterly compensation in cash. The compensation expense, which represents the fair value of the stock or LTIP Unit measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For each of the three months ended March 31, 2018 and 2017, $0.1 million was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. The unamortized compensation expense related to these grants was $0.4 million as of March 31, 2018 and 2017.

18.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Supplemental cash flow information
Cash paid during the period for interest	$7,469	$6,418
Non-cash investing and financing activities
Change in accrued additions to electric plant	(2,902)	8,876
Allowance for funds used during construction - debt	820	815
Redemption of operating partnership units for common stock	3,106	55
Dividends and distributions payable	15,176	15,169

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 5, 2018 (2017 Form 10-K) and the unaudited consolidated financial statements and related notes beginning on page 5. This Item 2 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Overview

We are engaged in owning and leasing rate-regulated assets in Texas. We are structured as a REIT and lease all our regulated assets to Sharyland Utilities, L.P. (Sharyland), a Texas-based regulated electric utility. Currently, our assets are located in the Texas Panhandle; near Wichita Falls, Abilene and Brownwood; in the Permian Basin; and in South Texas. We have grown rapidly since our formation, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.5 billion as of March 31, 2018.

We are externally managed by Hunt Utility Services, LLC (Hunt Manager). All our officers are employees of Hunt Manager. We expect to benefit from the experience, skill, resources, relationships and contacts of the executive officers and key personnel of Hunt Manager. Pursuant to our management agreement, Hunt Manager provides for our day-to-day management, subject to the oversight of our board of directors. In exchange for these management services, we pay a management fee to Hunt Manager.

For a description of our business model and other significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K.

Recent Events

The Tax Cuts and Jobs Act (TCJA), enacted in December 2017, reduced the corporate federal income tax rate from 35% to 21%. Sharyland’s rates have historically incorporated an income tax allowance at a 35% corporate federal income tax rate, and our lease supplements with Sharyland reflect this assumption. However, due to the enactment of the TCJA and at the request of the PUCT, Sharyland agreed to reduce its wholesale transmission service rate (WTS rate) to reflect an income tax allowance at the new 21% corporate federal income tax rate during the first quarter of 2018. As a result, we expect our annual percentage rent revenues, which are calculated based on a percentage of Sharyland’s gross revenue, to be lower as Sharyland begins to implement the lower WTS rate. Additionally, when we and Sharyland enter into new lease supplements for future assets placed in service or upon the renewal of our leases, those agreements will reflect the new 21% corporate federal income tax rate and other impacts of the TCJA.

In addition, in light of the TCJA, our board of directors completed its initial review of our REIT status and has directed management to pursue an alternative structure that would involve, among other things, terminating our REIT status and opting for a traditional C-corporation structure (a De-REIT alternative). Any De-REIT alternative could involve one or more of the following: combining Sharyland with SDTS; terminating the leases between SDTS and Sharyland; terminating the existence of our subsidiary, InfraREIT Partners, LP (Operating Partnership); and/or other negotiations with Hunt, including terminating or renegotiating our management agreement and development agreement, and engaging in related negotiations. Any termination of our REIT status would result, among other things, in us recognizing an accumulated deferred federal income tax liability, beginning to incur income tax expense in our Consolidated Statements of Operations and potentially experiencing other impacts to our financial position, many of which we cannot predict at this time. For additional information, see the caption TCJA Impacts and Company Structure Review under Factors Expected to Affect Our Operating Results and Financial Condition included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K.

We intend to explore various De-REIT options and have not yet determined to pursue a specific form of De-REIT alternative. Our board of directors has not set a specific timeline for completing the evaluation of a De-REIT alternative and there can be no assurance that any De-REIT alternative will be executed. We expect to continue operating as a REIT until the execution of a De-REIT alternative, if any. In tandem with our board of directors’ evaluation of a De-REIT alternative, the Conflicts Committee will continue to monitor HCI’s Schedule 13D filings regarding their intentions with respect to us. The Conflicts Committee intends to consider any proposal from HCI, if any such proposal is received.

Results of Operations

	Three Months Ended March 31,
(In thousands)	2018	2017
Lease revenue
Base rent	$45,656	$39,624
Percentage rent	—	—
Total lease revenue	45,656	39,624
Operating costs and expenses
General and administrative expense	6,088	5,981
Depreciation	11,577	12,687
Total operating costs and expenses	17,665	18,668
Income from operations	27,991	20,956
Other (expense) income
Interest expense, net	(10,674)	(9,698)
Other income, net	733	3
Total other expense	(9,941)	(9,695)
Income before income taxes	18,050	11,261
Income tax expense	286	244
Net income	17,764	11,017
Less: Net income attributable to noncontrolling interest	4,900	3,068
Net income attributable to InfraREIT, Inc.	$12,864	$7,949

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Lease revenue — Lease revenue, consisting of only base rent, was $45.7 million and $39.6 million for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $6.1 million, or 15.4%. The increase in base rent was driven by fixed rent comprising a larger percentage of expected total rent under our leases for 2018 and additional assets under lease. There was no percentage rent recognized during the three months ended March 31, 2018 and 2017 as Sharyland’s year-to-date adjusted gross revenue did not exceed the annual specified breakpoints under our leases. See Note 16, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate that little to no percentage rent will be recognized in the first and second quarters of each year, with the largest amounts of percentage rent recognized during the third and fourth quarters of each year.

General and administrative expense — General and administrative expense was $6.1 million and $6.0 million for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $0.1 million, or 1.7%. Within general and administrative expense there were $0.4 million of professional service fees incurred during the first quarter of 2018 related to the asset exchange transaction completed during the fourth quarter of 2017 (Asset Exchange Transaction); evaluation of the impacts of the TCJA; and review of our REIT election and existing lessor-lessee relationship with Sharyland. These expenses were not incurred during the first quarter of 2017. During the first quarter of 2017, we incurred $0.3 million of regulatory expenses which were not incurred during the first quarter of 2018.

Depreciation — Depreciation expense was $11.6 million and $12.7 million for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $1.1 million, or 8.7%. The decrease in depreciation expense was due to our asset mix changing from approximately 70% transmission and 30% distribution to 90% transmission and 10% distribution after the Asset Exchange Transaction.

Interest expense, net — Interest expense, net was $10.7 million and $9.7 million during the three months ended March 31, 2018 and 2017, respectively, representing an increase of $1.0 million, or 10.3%. The increase in interest expense, net was due to higher average debt balances and interest rates during 2018 as compared to 2017. Interest expense was partially offset by $0.8 million of AFUDC on debt in both 2018 and 2017. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $0.7 million and less than $0.1 million during the three months ended March 31, 2018 and 2017, respectively. The increase in other income, net was primarily driven by $0.7 million of AFUDC on other funds being recognized in 2018 compared to no AFUDC on other funds recognized in 2017. AFUDC on other funds was not recognized during 2017 as the short-term borrowings were in excess of the CWIP balance; therefore, CWIP was financed completely with debt.

Net income — Net income was $17.8 million and $11.0 million during the three months ended March 31, 2018 and 2017, respectively, representing an increase of $6.8 million. The increase in net income between the two periods was attributable to a $6.1 million increase in lease revenue, $1.1 million decrease in depreciation expense and $0.7 million increase in other income, net partially offset by a $1.0 million increase in interest expense, net.

Liquidity and Capital Resources

As of March 31, 2018, we had $1.6 million of unrestricted cash and cash equivalents, $1.7 million of restricted cash and $289.5 million of unused capacity under our revolving credit facilities.

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

Capital Expenditures

We fund Footprint Projects related to our regulated assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures, cash for additions to electric plant on the Consolidated Statements of Cash Flows, for the three months ended March 31, 2018 and 2017 were $15.0 million and $52.2 million, respectively.

On an accrual basis, capital expenditures for the three months ended March 31, 2018 and 2017 were $17.1 million and $42.5 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures due in part to differences in construction costs incurred during the period versus cash paid during the period.

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

In recent years, we made significant capital investments in our former Stanton/Brady/Celeste, Texas distribution service territory to reinforce and upgrade our existing assets and to support load growth. Additionally, we expanded the capacity of our Panhandle assets to transmit additional electricity from wind farms. As a result of the Asset Exchange Transaction and with many of these projects coming to a conclusion during 2017 and 2018, our capital expenditures forecast for 2019 and 2020 is primarily driven by expectations regarding maintenance capital expenditures requirements and new assets that either relieve congestion or expand our footprint to connect new generation supply in the Texas Panhandle and West Texas.

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

We paid a total of $15.2 million in dividends and distributions during each of the three months ended March 31, 2018 and 2017.

On February 27, 2018, our board of directors approved a cash distribution by our Operating Partnership to all unit holders of record on March 29, 2018 of $0.25 per unit, or $1.00 per unit on an annualized basis, for a total distribution of $15.2 million ($11.0 million to InfraREIT, Inc.). On February 27, 2018, our board of directors also declared a cash dividend to stockholders of record of InfraREIT, Inc. on March 29, 2018 of $0.25 per share of common stock, or $1.00 per share on an annualized basis, for a total of $11.0 million. The cash distribution and cash dividend were paid on April 19, 2018.

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

As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings or letters of credit, and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of March 31, 2018 and December 31, 2017, our Operating Partnership was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS has a $250.0 million revolving credit facility, with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility matures on December 10, 2019.

As of March 31, 2018, SDTS had $35.5 million of borrowings outstanding at an interest rate of 3.63%, no letters of credit outstanding and $214.5 million of borrowing capacity available under this revolving credit facility. As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12% with no letters of credit outstanding and $209.0 million of borrowing capacity available under this revolving credit facility. As of March 31, 2018 and December 31, 2017, SDTS was in compliance with all debt covenants under the credit agreement.

Senior Secured Debt

Our subsidiary, Transmission and Distribution Company, L.L.C. (TDC) issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of March 31, 2018, $15.9 million of principal was outstanding under the TDC Notes.

SDTS has 5.04% per annum senior secured notes issued to The Prudential Insurance Company of America and affiliates (2011 Notes) with a principal balance of $60.0 million, which is due in full on June 20, 2018. Interest is payable quarterly with no principal payments until maturity. The carrying amount of the 2011 Notes was $60.0 million as of March 31, 2018. We plan to use borrowings under the SDTS revolving credit facility to repay the principal balance on the 2011 Notes at maturity.

In June 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with a maturity date of June 5, 2020. Interest is payable at least quarterly at the option of SDTS with the full principal amount due at maturity. As of March 31, 2018, $200.0 million was outstanding at an interest rate of 3.04% under the 2017 Term Loan.

SDTS has $400.0 million in 10 year senior secured notes, series A (Series A Notes), due December 3, 2025 and $100.0 million in 10 year senior secured notes, series B (Series B Notes), due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of March 31, 2018, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of March 31, 2018, $40.0 million of principal was outstanding under the 2009 Notes. Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of March 31, 2018, $91.6 million of principal was outstanding under the 2010 Notes.

As of March 31, 2018 and December 31, 2017, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes and 2017 Term Loan.

Cash Flows

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Cash flows from operating activities — Net cash provided by operating activities was $34.8 million and $29.8 million during the three months ended March 31, 2018 and 2017, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the three months ended March 31, 2018 compared to the same period of 2017.

Cash flows from investing activities — Net cash used in investing activities was $13.4 million and $52.2 million during the three months ended March 31, 2018 and 2017, respectively. Capital expenditures related to the construction of our regulated assets were $15.0 million and $52.2 million during the three months ended March 31, 2018 and 2017, respectively. Additionally, $1.6 million was received for the repayment of the receivable during 2018 related to the Asset Exchange Transaction.

Cash flows from financing activities —Net cash used in financing activities was $22.7 million during the three months ended March 31, 2018 compared to net cash provided by financing activities of $7.4 million during the three months ended March 31, 2017. The higher use of cash related primarily to $22.0 million lower proceeds from the issuance of short-term and long-term debt during 2018 compared to 2017 coupled with the additional $8.1 million repayment of short-term and long-term borrowings in 2018 compared to 2017. The payment of dividends and distributions were consistent between 2018 and 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 and December 31, 2017.

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

We use certain financial measures that are not recognized under U.S. GAAP. The non-GAAP financial measures used in this report include non-GAAP earnings per share (Non-GAAP EPS); funds from operations (FFO) and FFO adjusted in the manner described below (AFFO). We are no longer including cash available for distribution (CAD); earnings before interest, taxes, depreciation and amortization (EBITDA); and Adjusted EBITDA.

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
•

adding back the Tax Cuts and Jobs Act regulatory adjustment related to the establishment of the regulatory liability related to the excess ADFIT as a result of the enactment of the TCJA reducing the corporate federal income tax rate from 35% to 21% (see the caption Tax Cuts and Jobs Act Regulatory Adjustment under Significant Components of Our Results of Operations included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K);

•	adding back the transaction costs related to the Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs; and
•	removing the effect of the gain associated with the inventory that was sold in the Asset Exchange Transaction.
•	We define Non-GAAP EPS as non-GAAP net income divided by the weighted average shares outstanding calculated in the manner described in the footnotes in the Non-GAAP EPS reconciliation tables below.
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

•	AFFO is FFO adjusted in a manner we believe is appropriate to show our core operational performance, including:
•	an adjustment for the difference between the amount of base rent payments that we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP;
•

adding back the Tax Cuts and Jobs Act regulatory adjustment related to the establishment of the regulatory liability related to the excess ADFIT as a result of the enactment of the TCJA reducing the corporate federal income tax rate from 35% to 21% (see the caption Tax Cuts and Jobs Act Regulatory Adjustment under Significant Components of Our Results of Operations included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K);

•	adding back the transaction costs related to the Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	removing the effect of the gain associated with the inventory that was sold in the Asset Exchange Transaction; and
•	adjusting for other income (expense), net.

Our management uses Non-GAAP EPS, FFO and AFFO as important supplemental measures of our operating performance. We also present non-GAAP performance measures because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. Including reporting on these measures in our public disclosures also ensures that this information is available to all our investors. The presentation of Non-GAAP EPS, FFO and AFFO are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

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

Below we provide the tabular calculations of Non-GAAP EPS, FFO and AFFO for the three months ended March 31, 2018 and 2017. To provide more analysis around these metrics, the following narratives are provided comparing the three months end March 31, 2018 to the three months ended March 31, 2017.

Non-GAAP EPS was $0.29 per share for the three months ended March 31, 2018 compared to $0.20 per share for the three months ended March 31, 2017, representing an increase of 45%. Non-GAAP EPS during the three months ended March 31, 2018 and 2017 was based on 60.7 million weighted average shares outstanding. Non-GAAP EPS reflected a $5.8 million increase in Non-GAAP net income from $12.0 million during the three months ended March 31, 2017 to $17.8 million for the three months ended March 31, 2018, resulting from an increase in lease revenues of $6.1 million and a $1.1 million decrease in depreciation expense reduced by an increase of $1.0 million in interest expense, net. Additionally, other income, net increased by $0.7 million as a result of an increase in our AFUDC on other funds.

For the three months ended March 31, 2018, FFO increased $5.6 million, or 23.6%, to $29.3 million as compared to $23.7 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, AFFO was $28.6 million compared to $24.7 million in the same period in 2017, representing an increase of $3.9 million, or 15.8%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In thousands, except per share amounts, unaudited)	Amount	Per Share (1)	Amount	Per Share (1)
Net income attributable to InfraREIT, Inc.	$12,864	$0.29	$7,949	$0.18
Net income attributable to noncontrolling interest	4,900	0.29	3,068	0.18
Net income	17,764	0.29	11,017	0.18
Base rent adjustment	(120)	—	957	0.02
Transaction costs	151	—	—	—
Non-GAAP net income	$17,795	$0.29	$11,974	$0.20

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

FFO and AFFO

The following sets forth a reconciliation of net income to FFO and AFFO:

	Three Months Ended March 31,
(In thousands, unaudited)	2018	2017
Net income	$17,764	$11,017
Depreciation	11,577	12,687
FFO	29,341	23,704
Base rent adjustment	(120)	957
Other income, net (1)	(733)	(3)
Transaction costs	151	—
AFFO	$28,639	$24,658

(1)	Includes AFUDC on other funds of $0.7 million for the three months ended March 31, 2018. There was no AFUDC on other funds recorded during the three months ended March 31, 2017.

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

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback financing accounting treatment.

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$1,872	$4,607
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	7,590	8,628
Add: Failed sale-leaseback interest expense	37,535	35,702
Deduct: Rent expense	47,319	46,709
Sharyland's management reported net (loss) income	(322)	2,228
Adjustments:
Add: Interest expense, net	1,648	1,491
Add: Income tax expense	348	426
Add: Depreciation and amortization	3,866	2,604
Add: Rent expense	47,319	46,709
EBITDAR	$52,859	$53,458
Ratio of EBITDAR to rent expense	1.12x	1.14x

	March 31, 2018
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$67,337	$—	$67,337
Property, plant and equipment, net	1,953,381	(1,683,233)	270,148
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	47,578	(23,793)	23,785
Total Assets	$2,069,396	$(1,707,026)	$362,370
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$24,981	$—	$24,981
Current portion of financing obligation	31,843	(31,843)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	29,139	—	29,139
Current state margin tax payable	2,296	—	2,296
Total current liabilities	91,752	(31,843)	59,909
Long-term financing obligations	1,676,718	(1,676,718)	—
Long-term debt	154,469	—	154,469
Regulatory liabilities	14,346	—	14,346
Other post-employment benefits (OPEB) and other long-term liabilities	1,889	—	1,889
Total liabilities	1,939,174	(1,708,561)	230,613
Commitments and contingencies
Partners' capital	130,222	1,535	131,757
Total Partners' Capital and Liabilities	$2,069,396	$(1,707,026)	$362,370

	December 31, 2017
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$93,649	$—	$93,649
Property, plant and equipment, net	1,942,393	(1,672,882)	269,511
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	44,055	(23,793)	20,262
Total Assets	$2,081,197	$(1,696,675)	$384,522
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$46,515	$—	$46,515
Current portion of financing obligation	29,611	(29,611)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	31,615	—	31,615
Current state margin tax payable	1,915	—	1,915
Total current liabilities	113,149	(29,611)	83,538
Long-term financing obligations	1,668,904	(1,668,904)	—
Long-term debt	155,342	—	155,342
Regulatory liabilities	13,563	—	13,563
OPEB and other long-term liabilities	1,889	—	1,889
Total liabilities	1,952,847	(1,698,515)	254,332
Commitments and contingencies
Partners' capital	128,350	1,840	130,190
Total Partners' Capital and Liabilities	$2,081,197	$(1,696,675)	$384,522

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2018, the outstanding balance under our revolving credit facilities and 2017 Term Loan were $35.5 million and $200.0 million, respectively. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.6 million for the three months ended March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

There have been no material changes in our risk factors during the three months ended March 31, 2018 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2017 Form 10-K. You should carefully consider the risk factors discussed in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

Fifteenth Amended and Restated Rent Supplement (McAllen Lease), dated February 28, 2018, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed on March 5, 2018 and incorporated herein by reference).

10.2	—

Ninth Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated February 28, 2018, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed on March 5, 2018 and incorporated herein by reference).

10.3	—

Thirteenth Amended and Restated Rent Supplement (CREZ Lease), dated February 28, 2018, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed on March 5, 2018 and incorporated herein by reference).

10.4	—

First Amended and Restated Rent Supplement (Permian Lease), dated February 28, 2018, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed on March 5, 2018 and incorporated herein by reference).

10.5	—

First Amendment to Registration Rights Agreement, dated as of February 28, 2018, among the Registrant, Hunt Transmission Services, L.L.C. and Electricity Participant Partnership, LLC (filed as exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed on March 5, 2018 and incorporated herein by reference).

31.1*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

99.1*	—	Consolidated Financial Statements of Sharyland Utilities, L.P.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ David A. Campbell
Date: May 3, 2018	David A. Campbell
President, Chief Executive Officer and Director
/s/ Brant Meleski
Date: May 3, 2018	Brant Meleski
Senior Vice President and Chief Financial Officer