Form 10-Q
period 2018-06-30
InfraREIT, Inc.
filed 2018-08-01
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 27, 2018, 43,962,167 shares of common stock were issued and outstanding.

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

•	our current reliance on our tenant for all our lease revenue and, as a result, our dependency on our tenant’s solvency and financial and operating performance;
•	the amount of available investment to grow our rate base;
•	our ability to negotiate future rent payments or renew leases with our tenant;
•	insufficient cash available to meet distribution requirements;
•	cyber breaches and weather conditions or other natural phenomena;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	the effects of existing and future tax and other laws and governmental regulations;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC (Hunt Manager) or other qualified personnel;
•	adverse economic developments in the electric power industry or in business conditions generally; and
•	certain other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,102	$2,867
Restricted cash	1,685	1,683
Due from affiliates	32,423	35,172
Inventory	7,302	6,759
Prepaids and other current assets	1,039	2,460
Total current assets	44,551	48,941
Electric Plant, net	1,788,991	1,772,229
Goodwill	138,384	138,384
Other Assets	32,188	34,314
Total Assets	$2,004,114	$1,993,868
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$22,955	$21,230
Short-term borrowings	99,500	41,000
Current portion of long-term debt	7,957	68,305
Dividends and distributions payable	15,176	15,169
Accrued taxes	491	5,633
Total current liabilities	146,079	151,337
Long-Term Debt, Less Deferred Financing Costs	837,486	841,215
Regulatory Liabilities	108,023	100,458
Total liabilities	1,091,588	1,093,010
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,962,167 and 43,796,915 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	440	438
Additional paid-in capital	709,488	706,357
Accumulated deficit	(41,510)	(49,728)
Total InfraREIT, Inc. equity	668,418	657,067
Noncontrolling interest	244,108	243,791
Total equity	912,526	900,858
Total Liabilities and Equity	$2,004,114	$1,993,868

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Lease revenue	$47,827	$40,422	$93,483	$80,046
Operating costs and expenses
General and administrative expense	6,631	6,866	12,719	12,847
Depreciation	11,992	12,982	23,569	25,669
Total operating costs and expenses	18,623	19,848	36,288	38,516
Income from operations	29,204	20,574	57,195	41,530
Other (expense) income
Interest expense, net	(11,070)	(10,141)	(21,744)	(19,839)
Other income, net	374	17	1,107	20
Total other expense	(10,696)	(10,124)	(20,637)	(19,819)
Income before income taxes	18,508	10,450	36,558	21,711
Income tax (benefit) expense	(5,428)	321	(5,142)	565
Net income	23,936	10,129	41,700	21,146
Less: Net income attributable to noncontrolling interest	6,602	2,821	11,502	5,889
Net income attributable to InfraREIT, Inc.	$17,334	$7,308	$30,198	$15,257
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.39	$0.17	$0.69	$0.35
Diluted	$0.39	$0.17	$0.69	$0.35
Cash dividends declared per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$41,700	$21,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,569	25,669
Amortization of deferred financing costs	2,142	2,030
Allowance for funds used during construction - other funds	(1,094)	—
Equity based compensation	320	285
Changes in assets and liabilities:
Due from affiliates	2,749	5,227
Inventory	(543)	104
Prepaids and other current assets	(211)	(296)
Accounts payable and accrued liabilities	(3,390)	1,986
Net cash provided by operating activities	65,242	56,151
Cash flows from investing activities
Additions to electric plant	(31,699)	(91,601)
Proceeds from asset exchange transaction	1,632	—
Net cash used in investing activities	(30,067)	(91,601)
Cash flows from financing activities
Proceeds from short-term borrowings	92,500	65,500
Repayments of short-term borrowings	(34,000)	(203,000)
Proceeds from borrowings of long-term debt	—	200,000
Repayments of long-term debt	(64,093)	(3,869)
Deferred financing costs	—	(801)
Dividends and distributions paid	(30,345)	(30,330)
Net cash (used in) provided by financing activities	(35,938)	27,500
Net decrease in cash, cash equivalents and restricted cash	(763)	(7,950)
Cash, cash equivalents and restricted cash at beginning of period	4,550	19,294
Cash, cash equivalents and restricted cash at end of period	$3,787	$11,344

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

Basis of Presentation

InfraREIT, Inc. is a Maryland corporation, which may be referred to in these financial statements as the “Company,” “we,” “us” and “our.” These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2018 (2017 Form 10-K).

We held 72.4% of the outstanding partnership units (OP Units) in InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of June 30, 2018 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. Hunt Consolidated, Inc. affiliates, current or former employees and members of our board of directors held the other 27.6% of the outstanding OP Units as of June 30, 2018.

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

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize all leases on their balance sheets with terms of more than 12 months and making targeted changes to lessor accounting. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 permits an entity to elect to not evaluate land easements under ASU 2016-02 that exist or expired before the entity’s adoption of ASU 2016-02 and that were not previously considered leases. The guidance under these standards is effective for periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the new guidance as of January 1, 2019. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We believe the new guidance will have a minimal impact on our financial position, results of operations and cash flows due to the limited changes related to lessor transactions.

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

3.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Consolidated Statements of Cash Flows:

	June 30,
(In thousands)	2018	2017
Cash	$2,102	$9,662
Restricted cash	1,685	1,682
Total cash, cash equivalents and restricted cash shown on the Statement of Cash Flows	$3,787	$11,344

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

We earned lease revenue from Sharyland under these agreements of $47.8 million and $40.4 million during the three months ended June 30, 2018 and 2017, respectively. We earned lease revenue of $93.5 million and $80.0 million from Sharyland during the six months ended June 30, 2018 and 2017, respectively. In connection with our leases with Sharyland, we had a deferred rent liability of $14.5 million and $14.7 million as of June 30, 2018 and December 31, 2017, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our regulated assets. For the six months ended June 30, 2018 and 2017, the net amount of payments we made to Sharyland was $31.1 million and $93.9 million, respectively.

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

As part of the Asset Exchange Transaction, we incurred $0.2 million in legal fees related to us obtaining the lenders’ consents to complete the Asset Exchange Transaction. These costs are eligible to be recovered through rates collected from customers during the 24-month period starting January 2018 through December 2019. We sold the recoverable costs to Sharyland in exchange for 24 equal monthly payments beginning January 2018 through December 2019. The equal monthly payments from Sharyland will be received through the CREZ lease. As of June 30, 2018, Sharyland had made six monthly payments related to the recoverable legal fees. As of December 31, 2017, there were no payments due from Sharyland related to the legal fees and no payments had been received. These fees are included in due from affiliates on the Consolidated Balance Sheets.

As of June 30, 2018 and December 31, 2017, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $2.7 million and $2.1 million, respectively, related to amounts owed to Sharyland for construction costs incurred and property taxes paid on our behalf. As of June 30, 2018 and December 31, 2017, amounts due from affiliates on the Consolidated Balance Sheets included $32.4 million and $35.2 million, respectively, related to amounts owed by Sharyland primarily associated with our leases.

The management fee paid to Hunt Utility Services, LLC (Hunt Manager) for the six months ended June 30, 2018 and 2017 was $6.9 million and $10.5 million, respectively. There were no prepaid or accrued amounts associated with the management fees on the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. As of December 31, 2016, there was $3.5 million accrued associated with management fees on the Consolidated Balance Sheets. Additionally, during the six months ended June 30, 2018 and 2017, we paid Hunt Manager $0.1 million and $0.2 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

Our management agreement with Hunt Manager provides for an annual base fee, or management fee. The base fee for each 12 month period beginning each April 1 will equal 1.50% of our total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. The term of the management agreement expires December 31, 2019 and will automatically renew for successive five year terms unless a majority of our independent directors decides to terminate the agreement.

The annual base fees through March 31, 2019 are as follows:

(In millions)	Base Fee
April 1, 2016 - March 31, 2017	$14.0
April 1, 2017 - March 31, 2018	14.2
April 1, 2018 - March 31, 2019	13.5

5.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Electric plant:
Transmission plant	$1,779,123	$1,685,466
Distribution plant	150,034	143,865
General plant	3,023	3,023
Total plant in service	1,932,180	1,832,354
Construction work in progress	46,701	113,643
Total electric plant	1,978,881	1,945,997
Accumulated depreciation	(189,890)	(173,768)
Electric plant, net	$1,788,991	$1,772,229

General plant consists primarily of a warehouse, buildings and associated assets. Construction work in progress (CWIP) relates to various projects underway related to our regulated assets. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $28.8 million and $29.4 million as of June 30, 2018 and December 31, 2017, respectively.

6.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of June 30, 2018 and December 31, 2017, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

7.	Other Assets

Other assets are as follows:

	June 30, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(688)	$279	$967	$(591)	$376
Other regulatory assets:
Deferred financing costs	10,365	(4,768)	5,597	28,570	(20,944)	7,626
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets	34,158	(4,768)	29,390	52,363	(20,944)	31,419
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$37,644	$(5,456)	$32,188	$55,849	$(21,535)	$34,314

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

The $18.2 million gross deferred financing costs associated with our 2011 Notes (defined below) were fully amortized in June 2018 and removed from our Consolidated Balance Sheets when the 2011 Notes were repaid at maturity. See Note 9, Long-Term Debt.

Deferred costs recoverable in future years of $23.8 million as of June 30, 2018 and December 31, 2017 represent operating costs incurred from the inception of Sharyland through 2007. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation, we received a participation in the National Rural Utilities Cooperative Finance Corporation. We account for this investment under the cost method of accounting. We believe that the investment is not impaired as of June 30, 2018 and December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of June 30, 2018 and December 31, 2017, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

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

As of June 30, 2018, SDTS had $99.5 million of borrowings outstanding at an interest rate of 4.10%, no letters of credit outstanding and $150.5 million of borrowing capacity available under this revolving credit facility. During June 2018, $60.0 million in borrowings were used to repay the outstanding balance on the 2011 Notes. See Note 9, Long-Term Debt below. As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12% with no letters of credit outstanding and $209.0 million of borrowing capacity available under this revolving credit facility. As of June 30, 2018 and December 31, 2017, SDTS was in compliance with all debt covenants under the credit agreement.

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

9.	Long-Term Debt

Long-term debt consisted of the following:

		June 30, 2018		December 31, 2017
(Dollar amounts in thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$15,625	8.50%	$16,250	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	—	n/a	60,000	5.04%
Senior secured term loan - $200.0 million	June 5, 2020	200,000	3.34%	200,000	2.71%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	100,000	3.86%
Senior secured notes - $53.5 million	December 30, 2029	39,462	7.25%	40,546	7.25%
Senior secured notes - $110.0 million	September 30, 2030	90,436	6.47%	92,821	6.47%
Total SDTS debt		829,898		893,367
Total long-term debt		845,523		909,617
Less unamortized deferred financing costs		(80)		(97)
Total long-term debt, less deferred financing costs		845,443		909,520
Less current portion of long-term debt		(7,957)		(68,305)
Debt classified as long-term debt, less deferred financing costs		$837,486		$841,215

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 7, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million as of June 30, 2018 and December 31, 2017.

SDTS had $60.0 million aggregate principal amount of 5.04% per annum senior secured notes that were issued to The Prudential Insurance Company of America and affiliates in 2011 (2011 Notes). Interest was payable quarterly while no principal payments were due until maturity. These notes were paid in full at maturity during June 2018 with proceeds from SDTS’s revolving credit facility.

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

In 2015, SDTS issued $400.0 million series A senior secured notes (Series A Notes), and in 2016 issued an additional $100.0 million series B senior secured notes (Series B Notes). These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July.

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

The agreements governing the senior secured notes and 2017 Term Loan contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of June 30, 2018 and December 31, 2017, SDTS and TDC were in compliance with all debt covenants under the applicable agreements.

SDTS’s Series A Notes, Series B Notes, 2009 Notes, 2010 Notes and 2017 Term Loan are, and the 2011 Notes were, secured by certain of SDTS’s regulated assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 8, Borrowings Under Credit Facilities.

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

We had fixed interest rate borrowings totaling $645.5 million and $709.6 million under our senior secured notes with a weighted average interest rate of 4.6% per annum as of June 30, 2018 and December 31, 2017, respectively. The fair value of these borrowings is estimated using discounted cash flow analysis based on current market rates.

As of June 30, 2018 and December 31, 2017, we had $200.0 million of borrowings under our 2017 Term Loan that accrues interest under a floating interest rate structure, which is typically repriced every month or three months. Accordingly, the carrying value of such indebtedness approximated its fair value for the amounts outstanding.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2018
Long-term debt	$845,523	$—	$861,272	$—
December 31, 2017
Long-term debt	$909,617	$—	$950,522	$—

11.	Regulatory Matters

Regulatory Liability

Regulatory liabilities are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Cost of removal	$52,244	$44,679
Excess ADFIT	55,779	55,779
Regulatory liabilities	$108,023	$100,458

Our regulatory liability related to cost of removal is established through depreciation rates and represents amounts that we expect to incur in the future. The regulatory liability is recorded as a long-term liability net of actual removal costs incurred.

As an owner of regulated utility assets, we established an accumulated deferred federal income tax (ADFIT) balance for regulatory purposes primarily associated with the difference between U.S. GAAP and federal income tax depreciation on our assets. This ADFIT was calculated based on a 35% corporate federal income tax rate but was not recorded on our consolidated balance sheets or income statements due to the expectation that we would not pay corporate federal income taxes as a result of our REIT structure. With the passage of the Tax Cuts and Jobs Act (TCJA), the corporate federal income tax rate was reduced to 21% effective for tax years beginning on or after January 1, 2018. Regulatory accounting rules require utilities to revalue their ADFIT balances based on a change in corporate federal income tax rates, to remove the difference from ADFIT and to create a regulatory liability for the reduction in ADFIT. Therefore, we reduced the ADFIT by $55.8 million and created a regulatory liability for regulatory purposes. Additionally, in accordance with ASC Topic 980, Regulated Operations, Section 405, Liabilities, we recorded the $55.8 million regulatory liability on our Consolidated Balance Sheet as of December 31, 2017 with a corresponding reduction to our revenue as deferred tax liabilities had not been previously recorded on our Consolidated Balance Sheets. The regulatory liability will be amortized as an increase to revenue over a future period to be determined in a future rate proceeding. The amount and expected amortization of the regulatory liability could be adjusted in the future due to new laws, regulations or regulatory actions.

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

We and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $0.50 per share or unit, as applicable, during each of the six months ended June 30, 2018 and 2017. We paid a total of $30.3 million in dividends and distributions during each of the six months ended June 30, 2018 and 2017.

14.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of our Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption requirement with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. As of June 30, 2018 and December 31, 2017, there were a total of 16.7 million and 16.9 million OP Units, respectively, held by the limited partners of the Operating Partnership.

During the six months ended June 30, 2018 and 2017, an aggregate of 28,952 and 31,633 long-term incentive units (LTIP Units), respectively, were issued by the Operating Partnership to members of our board of directors. For additional information, refer to Note 17, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. During the six months ended June 30, 2018, we redeemed 165,252 OP Units with the issuance of 165,252 shares of common stock. We redeemed 6,207 OP Units with the issuance of 6,207 shares of common stock during the six months ended June 30, 2017.

15.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of our common stock, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three and six months ended June 30, 2018 and 2017.

Earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$17,334	$7,308	$30,198	$15,257
Weighted average common shares outstanding	43,961	43,778	43,897	43,776
Basic net income per share	$0.39	$0.17	$0.69	$0.35
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$17,334	$7,308	$30,198	$15,257
Weighted average common shares outstanding	43,961	43,778	43,897	43,776
Redemption of Operating Partnership units	—	—	—	—
Weighted average dilutive shares outstanding	43,961	43,778	43,897	43,776
Diluted net income per share	$0.39	$0.17	$0.69	$0.35
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$6,602	$2,821	$11,502	$5,889
Redemption of Operating Partnership units	16,743	16,897	16,807	16,899

16.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Base rent (straight-line)	$47,827	$40,422	$93,483	$80,046
Percentage rent	—	—	—	—
Total lease revenue	$47,827	$40,422	$93,483	$80,046

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

We currently utilize the InfraREIT, Inc. 2015 Equity Incentive Plan primarily for the annual compensation of the non-executive directors for their service on our board of directors. The following table shows the aggregate LTIP Units issued to members of our board of directors during the six months ended June 30, 2018 and 2017:

Grant Date	LTIP Units	Grant Date Fair Value per LTIP Unit	Aggregate Fair Value (in thousands)	Vesting Date
January 2017	31,633	$18.02	$570	January 2018
January 2018	28,952	18.61	539	January 2019

As part of our board of directors’ quarterly compensation, each non-executive director can, subject to certain exceptions, elect to receive part of their compensation in our common stock instead of cash with full vesting upon issuance. During 2017 and 2018, all directors received their quarterly compensation in cash. The compensation expense, which represents the fair value of the stock or LTIP Unit measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For each of the three months ended June 30, 2018 and 2017, $0.2 million was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. We recognized $0.3 million of compensation expense during each of the six months ended June 30, 2018 and 2017. The unamortized compensation expense related to these grants was $0.2 million as of June 30, 2018.

18.	Income Taxes

Historically, we have accrued for potential taxes, penalties and interest related to Texas state franchise taxes on our rental income on our Consolidated Balance Sheets. However, during the second quarter of 2018, we reached a settlement with the state of Texas in which no franchise taxes were owed on lease revenue for all tax years through 2017. As a result, the accrued liability for these potential taxes of $4.9 million and penalties and interest of $0.7 million were removed from our Consolidated Balance Sheets and recognized as an income tax benefit on our Consolidated Statements of Operations during the second quarter of 2018.

The tax portion of the liability represented unrecognized tax benefits that, if recognized, would have impacted our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)	June 30, 2018	December 31, 2017
Balance at beginning of period	$4,864	$3,827
Additions based on tax positions related to the current year	—	1,037
Settlements	(4,864)	—
Balance at end of period	$—	$4,864

Effective January 1, 2018, we will begin accruing and paying Texas franchise tax on our gross lease revenues.

19.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017
Supplemental cash flow information
Cash paid for interest	$20,794	$19,007
Non-cash investing and financing activities
Change in accrued additions to electric plant	(95)	3,912
Allowance for funds used during construction - debt	1,228	1,557
Redemption of operating partnership units for common stock	3,133	110
Dividends and distributions payable	15,176	15,169

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K and the unaudited consolidated financial statements and related notes beginning on page 5. This Item 2 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Overview

We are engaged in owning and leasing rate-regulated assets in Texas. We are structured as a REIT and lease all our regulated assets to Sharyland Utilities, L.P. (Sharyland), a Texas-based regulated electric utility. Currently, our assets are located in the Texas Panhandle; near Wichita Falls, Abilene and Brownwood; in the Permian Basin; and in South Texas. We have grown rapidly since our formation, with our rate base increasing from approximately $60 million as of December 31, 2009 to $1.5 billion as of June 30, 2018.

We are externally managed by Hunt Manager. All our officers are employees of Hunt Manager. We benefit from the experience, skill, resources, relationships and contacts of the executive officers and key personnel of Hunt Manager. Pursuant to our management agreement, Hunt Manager provides for our day-to-day management, subject to the oversight of our board of directors. In exchange for these management services, we pay a management fee to Hunt Manager.

For a description of our business model and other significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K.

Recent Events

Senior Secured Debt Repayment

On June 20, 2018, our 2011 Notes (as defined below) matured and were repaid with proceeds from SDTS’s revolving credit facility. See Senior Secured Debt below.

Franchise Tax Settlement

Historically, we have accrued for potential taxes, penalties and interest related to Texas state franchise taxes on our rental income on our Consolidated Balance Sheets. However, during the second quarter of 2018, we reached a settlement with the state of Texas in which no franchise taxes were owed on lease revenue for all tax years through 2017. As a result, the accrued liabilities for these potential taxes of $4.9 million and penalties and interest of $0.7 million were removed from our Consolidated Balance Sheets and recognized as an income tax benefit on our Consolidated Statements of Operations during the second quarter of 2018. The $5.6 million franchise tax settlement was partially offset by the related $1.2 million professional services fee associated with the settlement. Effective January 1, 2018, we will begin accruing and paying Texas franchise tax on our gross lease revenues. For the three and six months ended June 30, 2018, $0.2 million and $0.5 million, respectively, has been recorded in income tax expense as a result of our estimated Texas franchise tax on our gross rental revenues for the 2018 tax year.

Company Structure and De-REIT Alternatives

As previously disclosed, our board of directors completed its initial review of our REIT status and directed management to pursue an alternative structure that would involve, among other things, terminating our REIT status and opting for a traditional C-corporation structure (a De-REIT alternative). As further disclosed, in tandem with our evaluation of a De-REIT alternative, the Conflicts Committee continues to monitor HCI’s Schedule 13D filings regarding their intentions with respect to us. It is possible that any transaction that might be proposed as a result of the efforts as described in HCI’s filings could serve as the De-REIT alternative that we ultimately choose.

On May 24, 2018, HCI filed an amendment to its Schedule 13D (13D Amendment) with the SEC. In the 13D Amendment, HCI stated that it did not believe that a “going private” transaction was likely to be viable, although HCI may elect to consider and pursue such a transaction in the future. However, as described in the 13D Amendment, in the course of HCI’s discussions with various parties about participating in a “going private” transaction, certain parties expressed interest in a possible direct acquisition of us as an alternative to a “going private” transaction. HCI further disclosed that it was engaged in discussions with potential third-party acquirers regarding certain transactions and arrangements involving HCI and its subsidiaries and affiliates, including Sharyland, that would be implemented in connection with an acquisition of us by a third party (Third-Party Acquisition), including the possible termination of certain agreements between HCI and us.

No assurances can be given that we will agree to any transaction proposed as a result of the efforts described in HCI’s 13D Amendment or that any De-REIT alternative will be executed. Our board of directors and the Conflicts Committee intend to explore various De-REIT alternatives and will carefully consider any proposal that may be submitted to us in conjunction with the efforts described in HCI’s 13D Amendment. We expect to continue operating as a REIT until the execution of any De-REIT alternative.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Lease revenue
Base rent	$47,827	$40,422	$93,483	$80,046
Percentage rent	—	—	—	—
Total lease revenue	47,827	40,422	93,483	80,046
Operating costs and expenses
General and administrative expense	6,631	6,866	12,719	12,847
Depreciation	11,992	12,982	23,569	25,669
Total operating costs and expenses	18,623	19,848	36,288	38,516
Income from operations	29,204	20,574	57,195	41,530
Other (expense) income
Interest expense, net	(11,070)	(10,141)	(21,744)	(19,839)
Other income, net	374	17	1,107	20
Total other expense	(10,696)	(10,124)	(20,637)	(19,819)
Income before income taxes	18,508	10,450	36,558	21,711
Income tax (benefit) expense	(5,428)	321	(5,142)	565
Net income	23,936	10,129	41,700	21,146
Less: Net income attributable to noncontrolling interest	6,602	2,821	11,502	5,889
Net income attributable to InfraREIT, Inc.	$17,334	$7,308	$30,198	$15,257

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Lease revenue — Lease revenue, consisting of only base rent, was $47.8 million and $40.4 million for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $7.4 million, or 18.3%. There was no percentage rent recognized during the three months ended June 30, 2018 and 2017 as Sharyland’s year-to-date adjusted gross revenue did not exceed the annual specified breakpoints under our leases. See Note 16, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

The increase in base rent was driven by the change in the allocation of our total rent components between base and percentage rent and additional assets under lease. In 2018, rent for a significant portion of our assets consists only of a base rent component representing a higher portion of our expected total lease revenue compared to prior years. We expect that once we begin to recognize percentage rent for the year, after the annual specified breakpoint has been achieved, our percentage rent revenue will be lower than in prior years, due to percentage rent representing a smaller portion of our expected total lease revenue than it has historically.

General and administrative expense — General and administrative expense was $6.6 million and $6.9 million for the three months ended June 30, 2018 and 2017, respectively, representing a decrease of $0.3 million, or 4.3%. During the second quarter of 2018, we incurred a $1.2 million professional services fee associated with the settlement of our Texas franchise taxes and $0.4 million net increase in expenses primarily due to our continued review of De-REIT alternatives and decreased management fees. During the second quarter of 2017, we incurred $1.9 million of professional services fees related to the asset exchange transaction completed during the fourth quarter of 2017 (Asset Exchange Transaction).

Depreciation — Depreciation expense was $12.0 million and $13.0 million for the three months ended June 30, 2018 and 2017, respectively, representing a decrease of $1.0 million, or 7.7%. The decrease in depreciation expense was due to our asset mix changing from approximately 70% transmission and 30% distribution to 90% transmission and 10% distribution after the Asset Exchange Transaction.

Interest expense, net — Interest expense, net was $11.1 million and $10.1 million during the three months ended June 30, 2018 and 2017, respectively, representing an increase of $1.0 million, or 10.0%. The increase in interest expense, net was due to higher average debt balances and interest rates during 2018 as compared to 2017. Interest expense was partially offset by $0.4 million and $0.7 million of AFUDC on debt in 2018 and 2017, respectively. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $0.4 million and less than $0.1 million during the three months ended June 30, 2018 and 2017, respectively. The increase in other income, net was primarily driven by $0.4 million of AFUDC on other funds being recognized in 2018 compared to no AFUDC on other funds recognized in 2017. AFUDC on other funds was not recognized during 2017 as the short-term borrowings were in excess of the CWIP balance; therefore, CWIP was financed completely with debt.

Income tax (benefit) expense — During the second quarter of 2018, we settled our Texas franchise taxes related to open tax years through 2017. This settlement resulted in no taxes owed for those taxable years resulting in the removal of the potential tax liability and associated interest and penalties totaling $5.6 million from our Consolidated Balance Sheets with the recognition in income taxes. This removal included franchise taxes of $0.3 million that had been accrued during the three months ended June 30, 2017. Additionally, franchise taxes of $0.2 million were incurred during the three months ended June 30, 2018 for our estimated Texas franchise tax on our gross rental revenues for the 2018 tax year.

Net income — Net income was $23.9 million and $10.1 million during the three months ended June 30, 2018 and 2017, respectively, representing an increase of $13.8 million. The increase in net income between the two periods was attributable to a $7.4 million increase in lease revenue, $5.6 million benefit from the Texas franchise tax settlement, $1.0 million decrease in depreciation expense and $0.4 million increase in other income, net partially offset by a $1.0 million increase in interest expense, net. Additionally, the decrease in general and administrative expense contributed $0.3 million to net income. The components of general and administrative expense are described above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Lease revenue — Lease revenue, consisting of only base rent, was $93.5 million and $80.0 million for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $13.5 million, or 16.9%. There was no percentage rent recognized during the six months ended June 30, 2018 and 2017 as Sharyland’s year-to-date adjusted gross revenue did not exceed the annual specified breakpoints under our leases. See Note 16, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

The increase in base rent was driven by the change in the allocation of the total rent components between base and percentage rent and additional assets under lease. In 2018, rent for a significant portion of our assets consists only of a base rent component representing a higher portion of our expected total lease revenue compared to prior years. We expect that once we begin to recognize percentage rent for the year, after the annual specified breakpoint has been achieved, our percentage rent revenue will be lower than in prior years, due to percentage rent representing a smaller portion of our expected total lease revenue than it has historically. We expect to begin to recognize percentage rent during the third quarter of 2018.

General and administrative expense — General and administrative expense was $12.7 million and $12.8 million for the six months ended June 30, 2018 and 2017, respectively, representing a decrease of $0.1 million, or 0.8%. During 2018, we incurred a $1.2 million professional services fee associated with the settlement of our Texas franchise taxes and $1.0 million net increase in expenses primarily due to our continued review of De-REIT alternatives, evaluation of the impacts of the Tax Cuts and Jobs Act (TCJA), Asset Exchange Transaction expenses and decreased management fees. During 2017, we incurred $0.4 million of regulatory expenses and $1.9 million of professional services fees related to the Asset Exchange Transaction.

Depreciation — Depreciation expense was $23.6 million and $25.7 million for the six months ended June 30, 2018 and 2017, respectively, representing a decrease of $2.1 million, or 8.2%. The decrease in depreciation expense was due to our asset mix changing from approximately 70% transmission and 30% distribution to 90% transmission and 10% distribution after the Asset Exchange Transaction.

Interest expense, net — Interest expense, net was $21.7 million and $19.8 million during the six months ended June 30, 2018 and 2017, respectively, representing an increase of $1.9 million, or 9.6%. The increase in interest expense, net was due to higher average debt balances and interest rates during 2018 as compared to 2017. Interest expense was partially offset by $1.2 million and $1.6 million of AFUDC on debt in 2018 and 2017, respectively. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $1.1 million and less than $0.1 million during the six months ended June 30, 2018 and 2017, respectively. The increase in other income, net was primarily driven by $1.1 million of AFUDC on other funds being recognized in 2018 compared to no AFUDC on other funds recognized in 2017. AFUDC on other funds was not recognized during 2017 as the short-term borrowings were in excess of the CWIP balance; therefore, CWIP was financed completely with debt.

Income tax (benefit) expense — During the second quarter of 2018, we settled our Texas franchise taxes related to open tax years through 2017. This settlement resulted in no taxes owed for those taxable years resulting in the removal of the potential tax liability and associated interest and penalties totaling $5.6 million from our Consolidated Balance Sheets with the recognition in income taxes. This removal included franchise taxes of $0.6 million that had been accrued during the six months ended June 30, 2017. Additionally, franchise taxes of $0.5 million were incurred during the six months ended June 30, 2018 for our estimated Texas franchise tax on our gross rental revenues for the 2018 tax year.

Net income — Net income was $41.7 million and $21.1 million during the six months ended June 30, 2018 and 2017, respectively, representing an increase of $20.6 million. The increase in net income between the two periods was attributable to a $13.5 million increase in lease revenue, $5.6 million benefit from the Texas franchise tax settlement, $2.1 million decrease in depreciation expense and $1.1 million increase in other income, net partially offset by a $1.9 million increase in interest expense, net. Additionally, the decrease in general and administrative expense contributed $0.1 million to net income. The components of general and administrative expense are described above.

Liquidity and Capital Resources

As of June 30, 2018, we had $2.1 million of unrestricted cash and cash equivalents, $1.7 million of restricted cash and $225.5 million of unused capacity under our revolving credit facilities.

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

Capital Expenditures

We fund Footprint Projects related to our regulated assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures, cash for additions to electric plant on the Consolidated Statements of Cash Flows, for the six months ended June 30, 2018 and 2017 were $31.7 million and $91.6 million, respectively.

On an accrual basis, capital expenditures for the six months ended June 30, 2018 and 2017 were $30.6 million and $86.1 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures due in part to differences in construction costs incurred during the period versus cash paid during the period.

Under the terms of our leases, Sharyland provides a capital expenditure forecast on a rolling three year basis that sets forth anticipated capital expenditures related to our regulated assets. We expect estimated Footprint Projects capital expenditures for the calendar years 2018 through 2020 in the range of $70 million to $160 million as set forth in the table below. We intend to fund these capital expenditures with a mix of debt and cash flows from operations.

	Years Ending December 31,
(In millions)	2018	2019	2020
Total estimated Footprint Projects capital expenditures	$50-80	$10-30	$10-50

In recent years, we made significant capital investments in our former Stanton/Brady/Celeste, Texas distribution service territory to reinforce and upgrade our assets and to support load growth. Additionally, we expanded the capacity of our Panhandle assets to transmit additional electricity from wind farms. As a result of the Asset Exchange Transaction and with many of these projects coming to a conclusion during 2017 and 2018, our capital expenditures forecast for 2019 and 2020 is primarily driven by expectations regarding maintenance capital expenditures requirements and new assets that either relieve congestion or expand our footprint to connect new generation supply in the Texas Panhandle and West Texas.

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

We paid a total of $15.2 million in dividends and distributions during each of the three months ended June 30, 2018 and 2017. We paid a total of $30.3 million in dividends and distributions during each of the six months ended June 30, 2018 and 2017.

On June 1, 2018, our board of directors approved a cash distribution by our Operating Partnership to all unit holders of record on June 29, 2018 of $0.25 per unit, or $1.00 per unit on an annualized basis, for a total distribution of $15.2 million ($11.0 million to InfraREIT, Inc.). On June 1, 2018, our board of directors also declared a cash dividend to stockholders of record of InfraREIT, Inc. on June 29, 2018 of $0.25 per share of common stock, or $1.00 per share on an annualized basis, for a total of $11.0 million. The cash distribution and cash dividend were paid on July 19, 2018.

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

As of June 30, 2018 and December 31, 2017, there were no outstanding borrowings or letters of credit, and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of June 30, 2018 and December 31, 2017, our Operating Partnership was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS has a $250.0 million revolving credit facility, with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility matures on December 10, 2019.

As of June 30, 2018, SDTS had $99.5 million of borrowings outstanding at an interest rate of 4.10%, no letters of credit outstanding and $150.5 million of borrowing capacity available under this revolving credit facility. During June 2018, $60.0 million in borrowings were used to repay the outstanding balance on the 2011 Notes. As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12% with no letters of credit outstanding and $209.0 million of borrowing capacity available under this revolving credit facility. As of June 30, 2018 and December 31, 2017, SDTS was in compliance with all debt covenants under the credit agreement.

Senior Secured Debt

Our subsidiary, Transmission and Distribution Company, L.L.C. (TDC) issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of June 30, 2018, $15.6 million of principal was outstanding under the TDC Notes.

SDTS had 5.04% per annum senior secured notes that were issued to The Prudential Insurance Company of America and affiliates in 2011 (2011 Notes) with a principal balance of $60.0 million, which matured on June 20, 2018. The outstanding balance on the 2011 Notes was paid in full at maturity with proceeds from the SDTS revolving credit facility.

In June 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with a maturity date of June 5, 2020. Interest is payable at least quarterly at the option of SDTS with the full principal amount due at maturity. As of June 30, 2018, $200.0 million was outstanding at an interest rate of 3.34% under the 2017 Term Loan.

SDTS has $400.0 million series A senior secured notes (Series A Notes) due December 3, 2025 and $100.0 million series B senior secured notes (Series B Notes) due January 14, 2026. These senior secured notes bear interest at a rate of 3.86% per annum, payable semi-annually. The Series A Notes are due at maturity with outstanding accrued interest payable each June and December. The Series B Notes are due at maturity with outstanding accrued interest payable each January and July. As of June 30, 2018, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of June 30, 2018, $39.5 million of principal was outstanding under the 2009 Notes. Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of June 30, 2018, $90.4 million of principal was outstanding under the 2010 Notes.

As of June 30, 2018 and December 31, 2017, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes and 2017 Term Loan.

Cash Flows

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Cash flows from operating activities — Net cash provided by operating activities was $65.2 million and $56.2 million during the six months ended June 30, 2018 and 2017, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the six months ended June 30, 2018 compared to the same period of 2017 partially offset by less cash provided by working capital changes during 2018 compared to 2017.

Cash flows from investing activities — Net cash used in investing activities was $30.1 million and $91.6 million during the six months ended June 30, 2018 and 2017, respectively. Capital expenditures related to the construction of our regulated assets were $31.7 million and $91.6 million during the six months ended June 30, 2018 and 2017, respectively. Additionally, $1.6 million was received for the repayment of the receivable during 2018 related to the Asset Exchange Transaction.

Cash flows from financing activities —Net cash used in financing activities was $35.9 million during the six months ended June 30, 2018 compared to net cash provided by financing activities of $27.5 million during the six months ended June 30, 2017. The higher use of cash related primarily to a $5.6 million net repayment of short-term and long-term debt in 2018 as compared to $58.6 million net borrowings of short-term and long-term debt in 2017. The payment of dividends and distributions were consistent between 2018 and 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018 and December 31, 2017.

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

•	adding back the transaction costs related to the Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	removing the effect of the gain associated with the inventory that was sold in the Asset Exchange Transaction;
•	adding back the professional services fee related to the franchise tax settlement with the state of Texas; and
•	removing the effect of the Texas franchise tax settlement.
•	We define Non-GAAP EPS as non-GAAP net income divided by the weighted average shares outstanding calculated in the manner described in the footnotes in the Non-GAAP EPS reconciliation tables below.
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

•	adding back the transaction costs related to the Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	removing the effect of the gain associated with the inventory that was sold in the Asset Exchange Transaction;

•	adding back the professional services fee related to the franchise tax settlement with the state of Texas;
•	removing the effect of the Texas franchise tax settlement; and
•	adjusting for other income (expense), net.

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

Below we provide the tabular calculations of Non-GAAP EPS, FFO and AFFO for the three and six months ended June 30, 2018 and 2017. To provide more analysis around these metrics, the following narratives are provided comparing the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017.

Non-GAAP EPS was $0.29 per share for the three months ended June 30, 2018 compared to $0.20 per share for the three months ended June 30, 2017, representing an increase of 45%. Non-GAAP EPS during the three months ended June 30, 2018 and 2017 was based on 60.7 million weighted average shares outstanding. Non-GAAP EPS reflected a $5.1 million increase in Non-GAAP net income from $12.4 million during the three months ended June 30, 2017 to $17.5 million for the three months ended June 30, 2018. The growth in Non-GAAP net income resulted from an increase in lease revenue of $7.4 million, an increase of $0.4 million in other income, net and a $1.0 million decrease in depreciation expense offset by a $2.4 million base rent adjustment reduction, an increase of $1.0 million in interest expense, net and a $0.4 million net increase in general and administrative expense. The increase in general and administrative expense excludes a $1.2 million professional services fee associated with the settlement of our Texas franchise taxes during the second quarter of 2018 and $1.9 million of professional service fees related to the Asset Exchange Transaction during the second quarter of 2017.

For the three months ended June 30, 2018, FFO increased $12.8 million to $35.9 million as compared to $23.1 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, AFFO was $29.1 million compared to $25.4 million in the same period in 2017, representing an increase of $3.7 million, or 14.6%.

Non-GAAP EPS was $0.58 per share for the six months ended June 30, 2018 compared to $0.40 per share for the six months ended June 30, 2017, representing an increase of 45%. Non-GAAP EPS during the six months ended June 30, 2018 and 2017 was based on 60.7 million weighted average shares outstanding. Non-GAAP EPS reflected a $10.9 million increase in Non-GAAP net income from $24.4 million during the six months ended June 30, 2017 to $35.3 million for the six months ended June 30, 2018. The growth in Non-GAAP net income resulted from an increase in lease revenue of $13.5 million, an increase of $1.1 million in other income, net and a $2.1 million decrease in depreciation expense offset by a $3.4 million base rent adjustment reduction, an increase of $1.9 million in interest expense, net and a $0.6 million net increase in general and administrative expense. The increase in general and administrative expense excludes professional services fees of $1.2 million associated with the settlement of our Texas franchise taxes and $0.2 million related to the Asset Exchange Transaction during the six months ended June 30, 2018 and excludes $1.9 million of professional service fees related to the Asset Exchange Transaction during the six months ended June 30, 2017.

For the six months ended June 30, 2018, FFO increased $18.5 million to $65.3 million as compared to $46.8 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, AFFO was $57.7 million compared to $50.0 million in the same period in 2017, representing an increase of $7.7 million, or 15.4%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(In thousands, except per share amounts, unaudited)	Amount	Per Share (1)	Amount	Per Share (3)
Net income attributable to InfraREIT, Inc.	$17,334	$0.39	$7,308	$0.17
Net income attributable to noncontrolling interest	6,602	0.39	2,821	0.17
Net income	23,936	0.39	10,129	0.17
Base rent adjustment	(2,021)	(0.03)	342	—
Transaction costs	—	—	1,937	0.03
Texas franchise tax professional services fee	1,196	0.02	—	—
Texas franchise tax settlement	(5,633)	(0.09)	—	—
Non-GAAP net income	$17,478	$0.29	$12,408	$0.20

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(In thousands, except per share amounts, unaudited)	Amount	Per Share (2)	Amount	Per Share (3)
Net income attributable to InfraREIT, Inc.	$30,198	$0.69	$15,257	$0.35
Net income attributable to noncontrolling interest	11,502	0.69	5,889	0.35
Net income	41,700	0.69	21,146	0.35
Base rent adjustment	(2,141)	(0.04)	1,299	0.02
Transaction costs	151	—	1,937	0.03
Texas franchise tax professional services fee	1,196	0.02	—	—
Texas franchise tax settlement	(5,633)	(0.09)	—	—
Non-GAAP net income	$35,273	$0.58	$24,382	$0.40

(1)

The weighted average common shares outstanding of 44.0 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding of 16.7 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding of 60.7 million was used for the remainder of the per share calculations.

(2)

The weighted average common shares outstanding of 43.9 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding of 16.8 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average common shares and redeemable partnership units outstanding of 60.7 million was used for the remainder of the per share calculations.

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

FFO and AFFO

The following sets forth a reconciliation of net income to FFO and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2018	2017	2018	2017
Net income	$23,936	$10,129	$41,700	$21,146
Depreciation	11,992	12,982	23,569	25,669
FFO	35,928	23,111	65,269	46,815
Base rent adjustment	(2,021)	342	(2,141)	1,299
Other income, net (1)	(374)	(17)	(1,107)	(20)
Transaction costs	—	1,937	151	1,937
Texas franchise tax professional services fee	1,196	—	1,196	—
Texas franchise tax settlement	(5,633)	—	(5,633)	—
AFFO	$29,096	$25,373	$57,735	$50,031

(1)

Includes AFUDC on other funds of $0.4 million and $1.1 million for the three and six months ended June 30, 2018. There was no AFUDC on other funds recorded during the three and six months ended June 30, 2017.

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

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback financing accounting treatment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net (loss) income	$(497)	$6,427	$1,375	$11,034
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	7,889	8,821	15,479	17,449
Add: Failed sale-leaseback interest expense	40,360	36,788	77,895	72,490
Deduct: Rent expense	47,643	47,328	94,962	94,037
Sharyland's management reported net income (loss)	109	4,708	(213)	6,936
Adjustments:
Add: Interest expense, net	1,776	1,602	3,424	3,093
Add: Income tax expense	347	430	695	856
Add: Depreciation and amortization	3,797	2,275	7,663	4,879
Add: Rent expense	47,643	47,328	94,962	94,037
EBITDAR	$53,672	$56,343	$106,531	$109,801
Ratio of EBITDAR to rent expense	1.13x	1.19x	1.12x	1.17x

	June 30, 2018
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$76,468	$—	$76,468
Property, plant and equipment, net	1,957,877	(1,687,849)	270,028
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	47,045	(23,793)	23,252
Total Assets	$2,082,490	$(1,711,642)	$370,848
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$29,161	$—	$29,161
Current portion of financing obligation	32,917	(32,917)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	28,879	—	28,879
Revolving line of credit	6,000	—	6,000
Current state margin tax payable	995	—	995
Total current liabilities	101,445	(32,917)	68,528
Long-term financing obligations	1,680,960	(1,680,960)	—
Long-term debt	153,596	—	153,596
Regulatory liabilities	14,875	—	14,875
Other post-employment benefits (OPEB) and other long-term liabilities	1,889	—	1,889
Total liabilities	1,952,765	(1,713,877)	238,888
Commitments and contingencies
Partners' capital	129,725	2,235	131,960
Total Partners' Capital and Liabilities	$2,082,490	$(1,711,642)	$370,848

	December 31, 2017
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$93,649	$—	$93,649
Property, plant and equipment, net	1,942,393	(1,672,882)	269,511
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	44,055	(23,793)	20,262
Total Assets	$2,081,197	$(1,696,675)	$384,522
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$46,515	$—	$46,515
Current portion of financing obligation	29,611	(29,611)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	31,615	—	31,615
Current state margin tax payable	1,915	—	1,915
Total current liabilities	113,149	(29,611)	83,538
Long-term financing obligations	1,668,904	(1,668,904)	—
Long-term debt	155,342	—	155,342
Regulatory liabilities	13,563	—	13,563
OPEB and other long-term liabilities	1,889	—	1,889
Total liabilities	1,952,847	(1,698,515)	254,332
Commitments and contingencies
Partners' capital	128,350	1,840	130,190
Total Partners' Capital and Liabilities	$2,081,197	$(1,696,675)	$384,522

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2018, the outstanding balance under our revolving credit facilities and 2017 Term Loan were $99.5 million and $200.0 million, respectively. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.7 million and $1.5 million for the three and six months ended June 30, 2018, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating these disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, we do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity and cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors during the six months ended June 30, 2018 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2017 Form 10-K. You should carefully consider the risk factors discussed in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

First Amendment to Management Agreement, dated May 16, 2018, among the Registrant, InfraREIT Partners, LP and Hunt Utility Services, LLC (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2018 and filed May 18, 2018 and incorporated herein by reference).

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

InfraREIT, Inc.
(Registrant)
/s/ David A. Campbell
Date: August 1, 2018	David A. Campbell
President, Chief Executive Officer and Director
/s/ Brant Meleski
Date: August 1, 2018	Brant Meleski
Senior Vice President and Chief Financial Officer