Form 10-Q
period 2018-09-30
InfraREIT, Inc.
filed 2018-11-01
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 29, 2018, 43,962,167 shares of common stock were issued and outstanding.

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

Footprint Projects

transmission or, if applicable, distribution projects that (1) are primarily situated within our current or previous distribution service territory, as applicable; (2) physically hang from our existing transmission assets, such as the addition of another circuit to our existing transmission lines, or that are physically located within one of our substations; or (3) connect or are otherwise added to transmission lines or other property that comprise a part of the transmission assets acquired in the 2017 Asset Exchange Transaction (as defined below). Footprint Projects do not include the addition of a new substation on our existing transmission lines or generation interconnects to our existing transmission lines, unless the addition or interconnection occurred within our current or prior distribution service territories

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

FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give InfraREIT, Inc.’s (we, Company or InfraREIT) current expectations and include projections of results of operations or financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this document include our expectations regarding our strategies, objectives, growth and anticipated financial and operational performance, including guidance regarding our capital expenditures, infrastructure programs and estimated distributions to our stockholders and certain statements regarding the pending sale of InfraREIT to Oncor Electric Delivery Company LLC (Oncor) and related transactions.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, the assumptions and estimates underlying the forward-looking statements included in this document are inherently uncertain and are subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in this document. Accordingly, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document, and you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors, and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

delays in consummating, or failure to consummate, the sale of InfraREIT to Oncor or the related transactions, including the asset exchange with Sharyland Utilities, L.P. (Sharyland), whether due to the failure to obtain required approvals or to obtain necessary regulatory approvals on favorable terms or due to other unsatisfied closing conditions;

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2018 (2017 Form 10-K) and Part II, Item 1A., Risk Factors of this Quarterly Report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,223	$2,867
Restricted cash	1,687	1,683
Due from affiliates	33,401	35,172
Inventory	7,592	6,759
Prepaids and other current assets	1,041	2,460
Total current assets	46,944	48,941
Electric Plant, net	1,800,517	1,772,229
Goodwill	138,384	138,384
Other Assets	31,771	34,314
Total Assets	$2,017,616	$1,993,868
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$28,345	$21,230
Short-term borrowings	101,000	41,000
Current portion of long-term debt	8,667	68,305
Dividends and distributions payable	15,176	15,169
Accrued taxes	748	5,633
Total current liabilities	153,936	151,337
Long-Term Debt, Less Deferred Financing Costs	834,693	841,215
Regulatory Liabilities	111,811	100,458
Total liabilities	1,100,440	1,093,010
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,962,167 and 43,796,915 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	440	438
Additional paid-in capital	709,488	706,357
Accumulated deficit	(38,229)	(49,728)
Total InfraREIT, Inc. equity	671,699	657,067
Noncontrolling interest	245,477	243,791
Total equity	917,176	900,858
Total Liabilities and Equity	$2,017,616	$1,993,868

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lease revenue	$48,926	$51,618	$142,409	$131,664
Operating costs and expenses
General and administrative expense	6,787	6,718	19,506	19,565
Depreciation	12,063	13,328	35,632	38,997
Total operating costs and expenses	18,850	20,046	55,138	58,562
Income from operations	30,076	31,572	87,271	73,102
Other (expense) income
Interest expense, net	(10,120)	(10,357)	(31,864)	(30,196)
Other income, net	7	331	1,114	351
Total other expense	(10,113)	(10,026)	(30,750)	(29,845)
Income before income taxes	19,963	21,546	56,521	43,257
Income tax expense (benefit)	257	308	(4,885)	873
Net income	19,706	21,238	61,406	42,384
Less: Net income attributable to noncontrolling interest	5,435	5,908	16,937	11,797
Net income attributable to InfraREIT, Inc.	$14,271	$15,330	$44,469	$30,587
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.32	$0.35	$1.01	$0.70
Diluted	$0.32	$0.35	$1.01	$0.70
Cash dividends declared per common share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total InfraREIT, Inc. Equity	Noncontrolling Interest	Total Equity
Balance December 31, 2017	43,796,915	438	706,357	(49,728)	657,067	243,791	900,858
Dividends and distributions	—	—	—	(10,990)	(10,990)	(4,186)	(15,176)
Redemption of operating partnership units for common stock	163,969	2	3,104	—	3,106	(3,106)	—
Net income	—	—	—	12,864	12,864	4,900	17,764
Equity based compensation	—	—	—		—	140	140
Balance March 31, 2018	43,960,884	440	709,461	(47,854)	662,047	241,539	903,586
Dividends and distributions	—	—	—	(10,990)	(10,990)	(4,186)	(15,176)
Redemption of operating partnership units for common stock	1,283	—	27	—	27	(27)	—
Net income	—	—	—	17,334	17,334	6,602	23,936
Equity based compensation	—	—	—	—	—	180	180
Balance June 30, 2018	43,962,167	440	709,488	(41,510)	668,418	244,108	912,526
Dividends and distributions	—	—	—	(10,990)	(10,990)	(4,186)	(15,176)
Net income	—	—	—	14,271	14,271	5,435	19,706
Equity based compensation	—	—	—	—	—	120	120
Balance September 30, 2018	43,962,167	$440	$709,488	$(38,229)	$671,699	$245,477	$917,176

Balance December 31, 2016	43,772,283	$438	$705,845	$(18,243)	$688,040	$255,871	$943,911
Dividends and distributions	—	—	—	(10,944)	(10,944)	(4,225)	(15,169)
Redemption of operating partnership units for common stock	3,100	—	55	—	55	(55)	—
Net income	—	—	—	7,949	7,949	3,068	11,017
Equity based compensation	—	—	—	—	—	140	140
Balance March 31, 2017	43,775,383	438	705,900	(21,238)	685,100	254,799	939,899
Dividends and distributions	—	—	—	(10,944)	(10,944)	(4,225)	(15,169)
Redemption of operating partnership units for common stock	3,107	—	55	—	55	(55)	—
Net income	—	—	—	7,308	7,308	2,821	10,129
Equity based compensation	—	—	—	—	—	145	145
Balance June 30, 2017	43,778,490	438	705,955	(24,874)	681,519	253,485	935,004
Dividends and distributions	—	—	—	(10,950)	(10,950)	(4,219)	(15,169)
Redemption of operating partnership units for common stock	17,142	—	382	—	382	(382)	—
Net income	—	—	—	15,330	15,330	5,908	21,238
Equity based compensation	—	—	—	—	—	143	143
Balance September 30, 2017	43,795,632	$438	$706,337	$(20,494)	$686,281	$254,935	$941,216

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$61,406	$42,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,632	38,997
Amortization of deferred financing costs	2,568	3,101
Allowance for funds used during construction - other funds	(1,094)	(318)
Equity based compensation	440	428
Changes in assets and liabilities:
Due from affiliates	1,624	4,036
Inventory	(833)	95
Prepaids and other current assets	(66)	(27)
Accounts payable and accrued liabilities	(590)	334
Net cash provided by operating activities	99,087	89,030
Cash flows from investing activities
Additions to electric plant	(48,653)	(147,803)
Proceeds from asset exchange transaction	1,632	—
Net cash used in investing activities	(47,021)	(147,803)
Cash flows from financing activities
Proceeds from short-term borrowings	118,000	110,500
Repayments of short-term borrowings	(58,000)	(213,000)
Proceeds from borrowings of long-term debt	—	200,000
Repayments of long-term debt	(66,185)	(5,845)
Deferred financing costs	—	(809)
Dividends and distributions paid	(45,521)	(45,499)
Net cash (used in) provided by financing activities	(51,706)	45,347
Net increase (decrease) in cash, cash equivalents and restricted cash	360	(13,426)
Cash, cash equivalents and restricted cash at beginning of period	4,550	19,294
Cash, cash equivalents and restricted cash at end of period	$4,910	$5,868

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

Basis of Presentation

InfraREIT, Inc. is a Maryland corporation, which may be referred to in these financial statements as the “Company,” “InfraREIT,” “we,” “us” and “our.” These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2018 (2017 Form 10-K).

We held 72.4% of the outstanding partnership units (OP Units) in InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of September 30, 2018 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. Hunt Consolidated, Inc. (Hunt) affiliates, current or former employees and members of our board of directors held the other 27.6% of the outstanding OP Units as of September 30, 2018.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods and services. As part of this guidance, lease transactions have been excluded from the requirements of this standard. We adopted this guidance on January 1, 2018, and it had no impact on our financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The new standard should be applied retrospectively to all periods presented, unless deemed impracticable, in which case prospective application is permitted. We adopted the new guidance on January 1, 2018, and the new guidance did not impact our Consolidated Statement of Cash Flows.

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

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize all leases on their balance sheets with terms of more than 12 months and making targeted changes to lessor accounting. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 permits an entity to elect to not evaluate land easements under ASU 2016-02 that exist or expired before the entity’s adoption of ASU 2016-02 and that were not previously considered leases. The guidance under these standards is effective for periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements which provides an additional transition method. This transition method allows an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt the new guidance using this transition method as of January 1, 2019. We believe the adoption of new guidance will have a minimal impact on our financial position, results of operations and cash flows due to the limited changes related to lessor transactions. However, additional disclosures are required, and full annual disclosures are required for each interim period of 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the guidance and delay adoption of the additional disclosures until their effective date. The Company is currently assessing the timing and impact of adopting the new guidance but does not expect it to have a material impact on the Company’s financial position or results of operations.

2.	2017 Asset Exchange Transaction

In July 2017, our regulated subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS), and our sole tenant, Sharyland Utilities, L.P. (Sharyland), signed a definitive agreement (2017 Asset Exchange Agreement) with Oncor Electric Delivery Company LLC (Oncor) to exchange SDTS’s retail distribution assets and certain transmission assets for a group of Oncor’s transmission assets located in Northwest and Central Texas (2017 Asset Exchange Transaction). The 2017 Asset Exchange Transaction closed in November 2017 and, among other things, resulted in SDTS exchanging $403 million of net assets for $383 million of transmission assets owned by Oncor, $18 million of net cash and a $2 million receivable from Oncor as of December 31, 2017. The transaction resulted in a gain of $0.3 million for SDTS. The receivable from Oncor was included in prepaids and other current assets in the Consolidated Balance Sheets at December 31, 2017 and was collected during the first quarter of 2018. These transactions were structured to qualify, in part, as a simultaneous tax deferred like-kind exchange of assets to the extent that the assets are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended).

3.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Consolidated Statements of Cash Flows:

	September 30,
(In thousands)	2018	2017
Cash and cash equivalents	$3,223	$4,186
Restricted cash	1,687	1,682
Total cash, cash equivalents and restricted cash shown on the Statement of Cash Flows	$4,910	$5,868

Amounts included in restricted cash represent the principal and interest payable for two consecutive periods associated with the $25.0 million senior secured notes of the Operating Partnership’s wholly-owned subsidiary, Transmission and Distribution Company, L.L.C. (TDC), as described in Note 9, Long-Term Debt.

4.	Related Party Transactions

We lease, through SDTS, all our regulated assets to Sharyland through several lease agreements. Under the leases, we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or, if applicable, distribution projects that (1) are primarily situated within our current or previous distribution service territory, as applicable, (2) physically hang from our existing transmission assets, such as the addition of another circuit to our existing transmission lines, or that are physically located within one of our substations or (3) connect or are otherwise added to transmission lines or other properties that comprise a part of the transmission assets acquired in the 2017 Asset Exchange Transaction.

We earned lease revenue from Sharyland under these agreements of $48.9 million and $51.6 million during the three months ended September 30, 2018 and 2017, respectively. We earned lease revenue of $142.4 million and $131.7 million from Sharyland during the nine months ended September 30, 2018 and 2017, respectively. In connection with our leases with Sharyland, we had a deferred rent liability of $14.6 million and $14.7 million as of September 30, 2018 and December 31, 2017, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our regulated assets. For the nine months ended September 30, 2018 and 2017, the net amount of payments we made to Sharyland was $48.3 million and $151.2 million, respectively.

In July 2017, SDTS and Sharyland entered into a letter agreement (Side Letter) in which they agreed to certain terms and conditions to address the actual or potential conflicts of interest arising between SDTS and Sharyland in connection with the 2017 Asset Exchange Transaction. Specifically, the Side Letter includes, among other things, certain representations and warranties from Sharyland that correspond to representations and warranties of SDTS under the 2017 Asset Exchange Agreement relating to certain matters for which SDTS relies, in whole or in part, upon Sharyland under the leases and as operator of the assets and an allocation of expenses incurred in connection with the transactions. For information related to the 2017 Asset Exchange Transaction, see Note 2, 2017 Asset Exchange Transaction.

As of September 30, 2018 and December 31, 2017, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $5.0 million and $2.1 million, respectively, related to amounts owed to Sharyland for construction costs incurred and property taxes paid on our behalf. As of September 30, 2018 and December 31, 2017, amounts due from affiliates on the Consolidated Balance Sheets included $33.4 million and $35.2 million, respectively, related to amounts owed by Sharyland primarily associated with our leases.

The management fee paid to Hunt Utility Services, LLC (Hunt Manager) for the nine months ended September 30, 2018 and 2017 was $10.3 million and $14.1 million, respectively. There were no prepaid or accrued amounts associated with the management fees on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017. As of December 31, 2016, there was $3.5 million accrued associated with management fees on the Consolidated Balance Sheets. Additionally, during the nine months ended September 30, 2018 and 2017, we paid Hunt Manager $0.1 million and $0.2 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

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

For information related to the pending sale of InfraREIT and asset exchange with Sharyland, including the proposed termination of the leases and management agreement, see Note 20, Subsequent Events.

5.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	September 30, 2018	December 31, 2017
Electric plant:
Transmission plant	$1,784,175	$1,685,466
Distribution plant	151,458	143,865
General plant	3,023	3,023
Total plant in service	1,938,656	1,832,354
Construction work in progress	60,027	113,643
Total electric plant	1,998,683	1,945,997
Accumulated depreciation	(198,166)	(173,768)
Electric plant, net	$1,800,517	$1,772,229

General plant consists primarily of a warehouse, buildings and associated assets. Construction work in progress (CWIP) reflects the regulated asset projects in various stages of construction prior to being placed in service. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $28.6 million and $29.4 million as of September 30, 2018 and December 31, 2017, respectively.

6.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of September 30, 2018 and December 31, 2017, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

7.	Other Assets

Other assets are as follows:

	September 30, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$967	$(736)	$231	$967	$(591)	$376
Other regulatory assets:
Deferred financing costs	10,365	(5,137)	5,228	28,570	(20,944)	7,626
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets	34,158	(5,137)	29,021	52,363	(20,944)	31,419
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$37,644	$(5,873)	$31,771	$55,849	$(21,535)	$34,314

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

Deferred costs recoverable in future years of $23.8 million as of September 30, 2018 and December 31, 2017 represent operating costs incurred from the inception of Sharyland through 2007. We have determined that these costs are probable of recovery through future rates based on orders of the Public Utility Commission of Texas (PUCT) in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation, we received a participation in the National Rural Utilities Cooperative Finance Corporation. We account for this investment under the cost method of accounting. We believe that the investment is not impaired as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of September 30, 2018 and December 31, 2017, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

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

As of September 30, 2018, SDTS had $101.0 million of borrowings outstanding at a weighted average interest rate of 4.21%, no letters of credit outstanding and $149.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12% with no letters of credit outstanding and $209.0 million of borrowing capacity available under this revolving credit facility. As of September 30, 2018 and December 31, 2017, SDTS was in compliance with all debt covenants under the credit agreement.

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

9.	Long-Term Debt

Long-term debt consisted of the following:

		September 30, 2018		December 31, 2017
(Dollar amounts in thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$15,313	8.50%	$16,250	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	—	n/a	60,000	5.04%
Senior secured term loan - $200.0 million	June 5, 2020	200,000	3.42%	200,000	2.71%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	100,000	3.86%
Senior secured notes - $53.5 million	December 30, 2029	38,905	7.25%	40,546	7.25%
Senior secured notes - $110.0 million	September 30, 2030	89,214	6.47%	92,821	6.47%
Total SDTS debt		828,119		893,367
Total long-term debt		843,432		909,617
Less unamortized deferred financing costs		(72)		(97)
Total long-term debt, less deferred financing costs		843,360		909,520
Less current portion of long-term debt		(8,667)		(68,305)
Debt classified as long-term debt, less deferred financing costs		$834,693		$841,215

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 7, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs, which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million as of September 30, 2018 and December 31, 2017.

SDTS had $60.0 million aggregate principal amount of 5.04% per annum senior secured notes that were issued to The Prudential Insurance Company of America and affiliates in 2011 (2011 Notes). Interest was payable quarterly while no principal payments were due until maturity. These notes were paid in full at maturity during June 2018 with proceeds from SDTS’s revolving credit facility.

In 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with Canadian Imperial Bank of Commerce, New York Branch (CIBC) and Mizuho Bank, Ltd., as lenders, and CIBC as administrative agent. The interest rate for the 2017 Term Loan is based, at SDTS’s option, at a rate equal to either (1) a base rate, determined as the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) LIBOR plus 1.00% per annum, plus a margin of 0.25% per annum or (2) LIBOR plus a margin of 1.25% per annum. The LIBOR interest period may be one, two, three or six months, but interest is payable no less frequently than quarterly.

In 2015, SDTS issued $400.0 million series A senior secured notes (Series A Notes), and in 2016 issued an additional $100.0 million series B senior secured notes (Series B Notes). These senior secured notes are due at maturity and bear interest at a rate of 3.86% per annum, payable semi-annually. The outstanding accrued interest payable on the Series A Notes is due each June and December while the accrued interest payable on the Series B Notes is due each January and July.

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

The agreements governing the senior secured notes and 2017 Term Loan contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of September 30, 2018 and December 31, 2017, SDTS and TDC were in compliance with all debt covenants under the applicable agreements. See Note 20, Subsequent Events for information related to the pending sale of InfraREIT and asset exchange with Sharyland.

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

We had fixed interest rate borrowings totaling $643.4 million and $709.6 million under our senior secured notes with a weighted average interest rate of 4.5% and 4.6% per annum as of September 30, 2018 and December 31, 2017, respectively. The fair value of these borrowings was estimated using discounted cash flow analysis based on current market rates.

As of September 30, 2018 and December 31, 2017, we had $200.0 million of borrowings under our 2017 Term Loan that accrues interest under a floating interest rate structure, which is typically repriced every month or three months. Accordingly, the carrying value of such indebtedness approximated its fair value for the amounts outstanding.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
September 30, 2018
Long-term debt	$843,432	$—	$859,303	$—
December 31, 2017
Long-term debt	$909,617	$—	$950,522	$—

11.	Regulatory Matters

Regulatory Liability

Regulatory liabilities are as follows:

(In thousands)	September 30, 2018	December 31, 2017
Cost of removal	$56,032	$44,679
Excess ADFIT	55,779	55,779
Regulatory liabilities	$111,811	$100,458

Our regulatory liability related to cost of removal is established through depreciation rates and represents amounts that we expect to incur in the future. The regulatory liability is recorded as a long-term liability net of actual removal costs incurred.

As an owner of regulated utility assets, we established an accumulated deferred federal income tax (ADFIT) balance for regulatory purposes primarily associated with the difference between U.S. GAAP and federal income tax depreciation on our assets. This ADFIT was calculated based on a 35% corporate federal income tax rate but was not recorded on our consolidated balance sheets or income statements due to the expectation that we would not pay corporate federal income taxes as a result of our REIT structure. With the passage of the Tax Cuts and Jobs Act (TCJA), the corporate federal income tax rate was reduced to 21% effective for tax years beginning on or after January 1, 2018. Regulatory accounting rules require utilities to revalue their ADFIT balances based on a change in corporate federal income tax rates, to remove the difference from ADFIT and to create a regulatory liability for the reduction in ADFIT. Therefore, we reduced the ADFIT by $55.8 million and created a regulatory liability for regulatory purposes. Additionally, in accordance with Accounting Standards Codification (ASC) Topic 980, Regulated Operations, Section 405, Liabilities, we recorded the $55.8 million regulatory liability on our Consolidated Balance Sheet as of December 31, 2017 with a corresponding reduction to our revenue as deferred tax liabilities had not previously been recorded on our Consolidated Balance Sheets. The regulatory liability will be amortized as an increase to revenue over a future period to be determined in a future rate proceeding. The amount and expected amortization of the regulatory liability could be adjusted in the future due to new laws, regulations or regulatory actions.

Rate Case Filing

In January 2014, the PUCT approved a rate case (2013 Rate Case) filed by Sharyland applicable to our regulated assets providing for a capital structure consisting of 55% debt and 45% equity; a cost of debt of 6.73%; a return on equity of 9.70%; and a return on invested capital of 8.06% in calculating rates. The new rates became effective May 1, 2014. Under the order approving the 2013 Rate Case, Sharyland was required to file its next rate case in 2016 (2016 Rate Case). In November 2017, the 2016 Rate Case was dismissed resulting in the 2013 Rate Case regulatory parameters remaining in place. As part of the PUCT order approving the 2017 Asset Exchange Transaction, the PUCT also granted SDTS a CCN to continue to own and lease its assets to Sharyland. Under existing PUCT orders, SDTS and Sharyland are required to file a new rate case by July 1, 2020 using the test year ending December 31, 2019.

12.	Commitments and Contingencies

From time to time, we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcome of any such legal proceedings, we do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity or cash flows.

13.	Equity

We and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $0.75 per share or unit, as applicable, during each of the nine months ended September 30, 2018 and 2017. We paid a total of $45.5 million in dividends and distributions during each of the nine months ended September 30, 2018 and 2017.

14.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of our Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption requirement with cash or by exchanging shares of InfraREIT, Inc. common stock on a one-for-one basis. As of September 30, 2018 and December 31, 2017, there were a total of 16.7 million and 16.9 million OP Units, respectively, held by the limited partners of the Operating Partnership.

During the nine months ended September 30, 2018 and 2017, an aggregate of 28,952 and 31,633 long-term incentive units (LTIP Units), respectively, were issued by the Operating Partnership to members of our board of directors. For additional information, refer to Note 17, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. During the nine months ended September 30, 2018, we redeemed 165,252 OP Units with the issuance of 165,252 shares of common stock. We redeemed 23,349 OP Units with the issuance of 23,349 shares of common stock during the nine months ended September 30, 2017.

15.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of our common stock, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three and nine months ended September 30, 2018 and 2017.

Earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$14,271	$15,330	$44,469	$30,587
Weighted average common shares outstanding	43,962	43,784	43,919	43,779
Basic net income per share	$0.32	$0.35	$1.01	$0.70
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$14,271	$15,330	$44,469	$30,587
Weighted average common shares outstanding	43,962	43,784	43,919	43,779
Redemption of Operating Partnership units	—	—	—	—
Weighted average dilutive shares outstanding	43,962	43,784	43,919	43,779
Diluted net income per share	$0.32	$0.35	$1.01	$0.70
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$5,435	$5,908	$16,937	$11,797
Redemption of Operating Partnership units	16,742	16,891	16,785	16,896

16.	Leases

The following table shows the composition of our lease revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Base rent (straight-line)	$48,390	$42,336	$141,873	$122,382
Percentage rent	536	9,282	536	9,282
Total lease revenue	$48,926	$51,618	$142,409	$131,664

SDTS has entered into various leases with Sharyland for all our placed in service regulated assets. The master lease agreements, as amended, expire at various dates from December 31, 2019 through December 31, 2022. Our leases primarily consist of base rent, but certain lease supplements contain percentage rent as well. The lease supplements governing the Stanton Transmission Loop, Permian Basin assets and assets acquired in the 2017 Asset Exchange Transaction, which are part of the competitive renewable energy zones (CREZ) assets, only provide for base rent. Rent for the assets in McAllen and the CREZ assets not acquired in the 2017 Asset Exchange Transaction is comprised primarily of base rent but also includes percentage rent. Prior to its termination on December 31, 2017, the lease that previously covered the Permian Basin assets as well as the assets in Brady and Celeste, Texas that were transferred to Oncor in the 2017 Asset Exchange Transaction also included a percentage rent component. Percentage rent under our leases is based on a percentage of Sharyland’s annual gross revenue, as defined in the applicable lease, in excess of annual specified breakpoints, which are at least equal to the base rent under each lease.

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

See Note 20, Subsequent Events for information related to the pending sale of InfraREIT and asset exchange with Sharyland, including the proposed termination of the leases.

17.	Share-Based Compensation

We currently utilize the InfraREIT, Inc. 2015 Equity Incentive Plan primarily for the annual compensation of the non-executive directors for their service on our board of directors. The following table shows the aggregate LTIP Units issued to members of our board of directors during the nine months ended September 30, 2018 and 2017:

Grant Date	LTIP Units	Grant Date Fair Value per LTIP Unit	Aggregate Fair Value (in thousands)	Vesting Date
January 2017	31,633	$18.02	$570	January 2018
January 2018	28,952	18.61	539	January 2019

As part of our board of directors’ quarterly compensation, each non-executive director can, subject to certain exceptions, elect to receive part of their compensation in our common stock instead of cash with full vesting upon issuance. During 2017 and 2018, all directors elected to receive their quarterly compensation in cash. The compensation expense, which represents the fair value of the stock or LTIP Unit measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For each of the three months ended September 30, 2018 and 2017, $0.1 million was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. We recognized $0.4 million of compensation expense during each of the nine months ended September 30, 2018 and 2017. The unamortized compensation expense related to these grants was $0.1 million as of September 30, 2018.

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

The tax portion of the liability represented unrecognized tax benefits that, if recognized, would have impacted our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)	September 30, 2018	December 31, 2017
Balance at beginning of period	$4,864	$3,827
Additions based on tax positions related to the current year	—	1,037
Settlements	(4,864)	—
Balance at end of period	$—	$4,864

As a result of the Texas franchise tax settlement, we began accruing and paying Texas franchise tax on our gross lease revenues effective January 1, 2018.

19.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Supplemental cash flow information
Cash paid for interest	$28,317	$26,004
Non-cash investing and financing activities
Change in accrued additions to electric plant	(2,943)	8,901
Allowance for funds used during construction - debt	1,971	2,261
Redemption of operating partnership units for common stock	3,133	492
Dividends and distributions payable	15,176	15,169

20.	Subsequent Events

Pending Corporate Transactions

Sale and Asset Exchange

On October 18, 2018, InfraREIT and InfraREIT LP entered into a definitive agreement to be acquired by Oncor for $21.00 per share or OP Unit, as applicable, in cash, valued at approximately $1.275 billion, plus the assumption of our net debt of approximately $940 million as of September 30, 2018. As a condition to Oncor’s acquisition of InfraREIT, SDTS and Oncor also signed a definitive agreement with Sharyland to exchange, immediately prior to Oncor’s acquisition, SDTS’s South Texas assets for Sharyland’s Golden Spread Electric Cooperative interconnection located in the Texas Panhandle, along with certain development projects in the Texas Panhandle and South Plains regions, including the Lubbock Power & Light interconnection. The difference between the net book value of the exchanged assets will be paid in cash at closing. SDTS and Sharyland have agreed to terminate their existing leases in connection with the asset exchange.

The asset exchange with Sharyland and merger with Oncor are mutually dependent on one another and neither will become effective without the closing of the other.

Arrangements with Hunt

Under our management agreement with Hunt Manager, which will be terminated upon the closing of the transactions, Hunt Manager is entitled to the payment of a termination fee upon the termination or non-renewal of the management agreement. The termination of the management agreement automatically triggers the termination of the development agreement between us and Hunt.  We have agreed to pay Hunt approximately $40.5 million at the closing of the transactions to terminate the management agreement, development agreement, leases with Sharyland, and all other existing agreements between InfraREIT or our subsidiaries and Hunt, Sharyland or their affiliates. This amount is consistent with the termination fee that is contractually required under the management agreement.

Closing Conditions

The closing of the transactions is dependent upon and will be subject to several closing conditions, including: PUCT approval of the transactions; other regulatory approvals; stockholder approval; certain lender consents; the substantially concurrent closing of the acquisition by an affiliate of Sempra Energy of a 50% limited partnership interest in Sharyland Holdings, LP, which will own a 100% interest in Sharyland; and other customary closing conditions.

Timeline

Under the definitive agreements, SDTS, Sharyland and Oncor are required to file a Sale-Transfer-Merger application with the PUCT no later than November 30, 2018. A special meeting of our stockholders will be held following the filing of the definitive proxy statement with the SEC and subsequent mailing to our stockholders, which is expected to be filed by December 10, 2018. The transactions are expected to close by mid-2019.

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

Overview

We are engaged in owning and leasing rate-regulated assets in Texas. We are structured as a REIT and lease all our regulated assets to Sharyland, a Texas-based regulated electric utility. Currently, our assets are located in the Texas Panhandle; near Wichita Falls, Abilene and Brownwood; in the Permian Basin; and in South Texas. We were formed in 2009 and have grown our rate base from approximately $60 million as of December 31, 2009 to $1.5 billion as of September 30, 2018.

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

Recent Events

Pending Corporate Transactions

Sale and Asset Exchange

On October 18, 2018, InfraREIT and InfraREIT LP entered into a definitive agreement to be acquired by Oncor for $21.00 per share or OP Unit, as applicable, in cash, valued at approximately $1.275 billion, plus the assumption of our net debt of approximately $940 million as of September 30, 2018. Oncor has obtained equity financing commitments from Sempra Energy and the owners of Texas Transmission Investment LLC to provide an aggregate equity contribution of approximately $1.3 billion to finance the acquisition of InfraREIT and pay certain related fees and expenses.

As a condition to Oncor’s acquisition of us, SDTS and Oncor also signed a definitive agreement with Sharyland to exchange, immediately prior to Oncor’s acquisition, SDTS’s South Texas assets for Sharyland’s Golden Spread Electric Cooperative interconnection located in the Texas Panhandle, along with certain development projects in the Texas Panhandle and South Plains regions, including the Lubbock Power & Light interconnection. The difference between the net book value of the exchanged assets will be paid in cash at closing. SDTS and Sharyland have agreed to terminate their existing leases in connection with the asset exchange.

The asset exchange with Sharyland and merger with Oncor are mutually dependent on one another and neither will become effective without the closing of the other.

Arrangements with Hunt

Under our management agreement with Hunt Manager, which will be terminated upon the closing of the transactions, Hunt Manager is entitled to the payment of a termination fee upon the termination or non-renewal of the management agreement. The termination of the management agreement automatically triggers the termination of the development agreement between us and Hunt.  We have agreed to pay Hunt approximately $40.5 million at the closing of the transactions to terminate the management agreement, development agreement, leases with Sharyland, and all other existing agreements between InfraREIT or our subsidiaries and Hunt, Sharyland or their affiliates. This amount is consistent with the termination fee that is contractually required under the management agreement.

Agreements among Hunt, Oncor and Sempra Energy

Concurrently with the execution of the merger agreement and the asset exchange agreement, Sharyland and Sempra Energy entered into an agreement in which Sempra Energy will purchase a 50% limited partnership interest in Sharyland Holdings LP (Sharyland Holdings), which will own a 100% interest in Sharyland. The closing of Sempra Energy’s purchase is a requirement of the asset exchange agreement between SDTS and Sharyland. Additionally, under a separate agreement with Sharyland, Oncor agreed to operate and maintain all of Sharyland’s assets following the closing of the transactions.

Solicitation of Additional Offers

The merger agreement with Oncor includes a “go-shop” provision that allows our Conflicts Committee and their advisors to actively solicit and negotiate with other potential acquirers to determine whether they are interested in making a proposal to acquire InfraREIT.  Accordingly, we will solicit competing acquisition proposals through November 17, 2018. If our Conflicts Committee and board of directors accept a superior proposal prior to December 27, 2018 that was received during the go-shop period, then we would pay a termination fee to Oncor of approximately $19 million. If our Conflicts Committee and board of directors accept an unsolicited superior proposal received after the go-shop period, we would be required to pay a termination fee to Oncor of approximately $45 million. There can be no assurance that the go-shop process set forth in the merger agreement will result in a superior proposal.

Transaction Approvals and Closing Conditions

The closing of the transactions is dependent upon and will be subject to several closing conditions, including:

•	PUCT approval of the transactions, including:
•	exchange of assets with Sharyland;
•	acquisition of InfraREIT by Oncor; and
•	Sempra Energy’s indirect 50% ownership of Sharyland Holdings
•

other necessary regulatory approvals, including Federal Energy Regulatory Commission (FERC) approval, Hart-Scott-Rodino clearance and the Committee on Foreign Investment in the United States (CFIUS) clearance;

•	stockholder approval;
•	certain lender consents; and
•	other customary closing conditions.

Under the definitive agreements, SDTS, Sharyland and Oncor are required to file a Sale-Transfer-Merger application with the PUCT no later than November 30, 2018. A special meeting of our stockholders will be held following the filing of the definitive proxy statement with the SEC and subsequent mailing to our stockholders, which is expected to be filed by December 10, 2018. The transactions are expected to close by mid-2019.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Lease revenue
Base rent	$48,390	$42,336	$141,873	$122,382
Percentage rent	536	9,282	536	9,282
Total lease revenue	48,926	51,618	142,409	131,664
Operating costs and expenses
General and administrative expense	6,787	6,718	19,506	19,565
Depreciation	12,063	13,328	35,632	38,997
Total operating costs and expenses	18,850	20,046	55,138	58,562
Income from operations	30,076	31,572	87,271	73,102
Other (expense) income
Interest expense, net	(10,120)	(10,357)	(31,864)	(30,196)
Other income, net	7	331	1,114	351
Total other expense	(10,113)	(10,026)	(30,750)	(29,845)
Income before income taxes	19,963	21,546	56,521	43,257
Income tax expense (benefit)	257	308	(4,885)	873
Net income	19,706	21,238	61,406	42,384
Less: Net income attributable to noncontrolling interest	5,435	5,908	16,937	11,797
Net income attributable to InfraREIT, Inc.	$14,271	$15,330	$44,469	$30,587

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Lease revenue — Lease revenue was $48.9 million and $51.6 million for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $2.7 million, or 5.2%. Base rent was $48.4 million, or 99.0% of total revenue, and $42.3 million, or 82.0% of total revenue, for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $6.1 million, or 14.4%. Percentage rent was $0.5 million, or 1.0% of total revenue, and $9.3 million, or 18.0% of total revenue, for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $8.8 million.

The increase in base rent was driven by the change in the allocation of our total rent components between base and percentage rent and additional assets under lease. When compared to 2017, 2018 base rent represents a higher proportion of total lease revenue as a result of the Permian lease renewal and the assets acquired in the 2017 Asset Exchange Transaction, which were added to the CREZ lease, having only base rent and not a percentage rent component. This change in revenue allocation also results in an intra-year timing shift for revenue recognition since base rent, which is a higher proportion of total revenue in 2018 relative to 2017, is recognized on a straight-line basis and percentage rent is recognized only after Sharyland’s revenue exceeds the annual specified breakpoint, which usually occurs in the third and fourth quarters of each year. Additionally, 2018 percentage rent is impacted because Sharyland reduced its wholesale transmission service rates during the first quarter of 2018 to reflect an income tax allowance at the new 21% corporate federal income tax rate. This reduction in rates has contributed to a reduction in Sharyland’s revenues during 2018 as compared to 2017. See Note 16, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

General and administrative expense — General and administrative expense was $6.8 million and $6.7 million for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $0.1 million, or 1.5%. The increase in general and administrative expense was mainly due to a $0.6 million increase in transaction costs partially offset by a decrease of $0.2 million in management fees and $0.4 million in professional fees. The increase in transaction costs represents the difference between the $2.6 million of professional services fees we incurred in the third quarter of 2018 related to the pending sale of InfraREIT and the $2.0 million of professional services fees we incurred in the third quarter of 2017 related to the asset exchange transaction completed during the fourth quarter of 2017 (2017 Asset Exchange Transaction).

Depreciation — Depreciation expense was $12.1 million and $13.3 million for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $1.2 million, or 9.0%. The decrease in depreciation expense was due to our asset mix changing from approximately 70% transmission and 30% distribution to 90% transmission and 10% distribution after the 2017 Asset Exchange Transaction.

Interest expense, net — Interest expense, net was $10.1 million and $10.4 million during the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $0.3 million, or 2.9%. The decrease in interest expense, net was mainly due to the deferred financing costs related to the 2011 Notes, as defined below, which were paid in full in June 2018 being fully amortized during the second quarter of 2018. This amortization represented approximately $0.7 million of interest expense in the third quarter of 2017 that did not exist during the third quarter of 2018. Offsetting this decrease was $0.4 million of increased interest expense due to higher average debt balances and interest rates during 2018 as compared to 2017. Included in interest expense, net was also $0.7 million of AFUDC on debt in both 2018 and 2017. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was less than $0.1 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively. The decrease in other income, net was primarily driven by no AFUDC on other funds being recognized in 2018 compared to $0.3 million of AFUDC on other funds being recognized in 2017. AFUDC on other funds was not recognized during the third quarter of 2018 as the average short-term borrowings were in excess of the average CWIP balance resulting in CWIP mainly being financed with debt.

Income tax (benefit) expense — Income tax expense was $0.3 million for the three months ended September 30, 2018 and 2017, respectively. This amount represents the estimated Texas franchise tax on our gross rental revenues.

Net income — Net income was $19.7 million and $21.2 million during the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $1.5 million, or 7.1%. The decrease in net income between the two periods was attributable to a $2.7 million decrease in lease revenue, $0.1 million increase in general and administrative expense and $0.3 million decrease in other income, net partially offset by a $1.2 million decrease in depreciation expense and $0.3 million decrease in interest expense, net which both added to net income during the quarter. The components of general and administrative expense are described above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Lease revenue — Lease revenue was $142.4 million and $131.7 million for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $10.7 million, or 8.1%. Base rent was $141.9 million, or 99.6% of total revenue, and $122.4 million, or 92.9% of total revenue, for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $19.5 million, or 15.9%. Percentage rent was $0.5 million, or 0.4% of total revenue, and $9.3 million, or 7.1% of total revenue, for the nine months ended September 30, 2018 and 2017, respectively, representing a decrease of $8.8 million.

The increase in base rent was driven by the change in the allocation of our total rent components between base and percentage rent and additional assets under lease. When compared to 2017, 2018 base rent represents a higher proportion of total lease revenue as a result of the Permian lease renewal and the assets acquired in the 2017 Asset Exchange Transaction, which were added to the CREZ lease, having only base rent and not a percentage rent component. This change in revenue allocation also results in an intra-year timing shift for revenue recognition since base rent, which is a higher proportion of total revenue in 2018 relative to 2017, is recognized on a straight-line basis and percentage rent is recognized only after Sharyland’s revenue exceeds the annual specified breakpoint, which usually occurs in the third and fourth quarters of each year. Additionally, 2018 percentage rent is impacted because Sharyland reduced its wholesale transmission service rates to reflect an income tax allowance at the new 21% corporate federal income tax rate during the first quarter of 2018. This reduction in rates has contributed to a reduction in Sharyland’s revenues during 2018 as compared to 2017. See Note 16, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

General and administrative expense — General and administrative expense was $19.5 million and $19.6 million for the nine months ended September 30, 2018 and 2017, respectively, representing a decrease of $0.1 million, or 0.5%. The decrease in general and administrative expense was mainly due to a $1.1 million decrease in transaction costs, $0.5 million decrease in regulatory expenses and $0.3 million decrease in management fees partially offset by $1.2 million professional services fee associated with the settlement of our Texas franchise taxes, $0.5 million for the review of our company structure (De-REIT) alternatives and $0.2 million for the evaluation of the Tax Cuts and Jobs Act (TCJA). The decrease in transaction costs represents the difference between the $2.8 million of professional services fees we incurred in 2018 compared to $3.9 million in 2017. The $2.8 million represents $2.6 million of fees related to the pending sale of InfraREIT incurred in the third quarter of 2018 and $0.2 million of fees related to the 2017 Asset Exchange Transaction incurred in the first quarter of 2018. In the first nine months of 2017, we incurred $3.9 million of fees related to the 2017 Asset Exchange Transaction.

Depreciation — Depreciation expense was $35.6 million and $39.0 million for the nine months ended September 30, 2018 and 2017, respectively, representing a decrease of $3.4 million, or 8.7%. The decrease in depreciation expense was due to our asset mix changing from approximately 70% transmission and 30% distribution to 90% transmission and 10% distribution after the 2017 Asset Exchange Transaction.

Interest expense, net — Interest expense, net was $31.9 million and $30.2 million during the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $1.7 million, or 5.6%. The increase in interest expense, net was due to higher average debt balances and interest rates during 2018 as compared to 2017. Interest expense was partially offset by $2.0 million and $2.3 million of AFUDC on debt in 2018 and 2017, respectively, and $0.5 million of lower deferred financing cost amortization during 2018 compared to 2017. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was $1.1 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively. The $0.7 million increase in other income, net was primarily driven by $1.1 million of AFUDC on other funds being recognized in 2018 compared to $0.3 million of AFUDC on other funds being recognized in 2017.

Income tax (benefit) expense — During the second quarter of 2018, we settled our Texas franchise taxes related to open tax years through 2017. This settlement resulted in no taxes owed for those taxable years resulting in the removal of the potential tax liability and associated interest and penalties totaling $5.6 million from our Consolidated Balance Sheets with the recognition in income taxes. This removal included franchise taxes of $0.9 million that had been accrued during the nine months ended September 30, 2017. Additionally, franchise taxes of $0.7 million were incurred during the nine months ended September 30, 2018 for our estimated Texas franchise tax on our gross rental revenues for the 2018 tax year.

Net income — Net income was $61.4 million and $42.4 million during the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $19.0 million. The increase in net income between the two periods was attributable to a $10.7 million increase in lease revenue, $5.6 million benefit from the Texas franchise tax settlement, $3.4 million decrease in depreciation expense and $0.7 million increase in other income, net partially offset by a $1.7 million increase in interest expense, net. Additionally, the decrease in general and administrative expense contributed $0.1 million to net income. The components of general and administrative expense are described above.

Liquidity and Capital Resources

As of September 30, 2018, we had $3.2 million of unrestricted cash and cash equivalents, $1.7 million of restricted cash and $224.0 million of unused capacity under our revolving credit facilities.

We use our cash on hand, cash flows from operations and borrowings under our credit facilities to fund current obligations, working capital requirements, operating expenses, maturities of long-term debt, budgeted capital spending and dividend payments. We expect that we will be able to fund estimated capital expenditures associated with Footprint Projects through the end of 2020 without raising proceeds from additional equity offerings. However, if unexpected factors were to impact our liquidity and cash position, we may seek to raise proceeds from the equity markets at an earlier time.

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

Capital Expenditures

We fund Footprint Projects related to our regulated assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures, cash for additions to electric plant on the Consolidated Statements of Cash Flows, for the nine months ended September 30, 2018 and 2017 were $48.7 million and $147.8 million, respectively.

On an accrual basis, capital expenditures for the nine months ended September 30, 2018 and 2017 were $49.6 million and $136.6 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures due in part to differences in construction costs incurred during the period versus cash paid during the period.

Under the terms of our leases, Sharyland provides a capital expenditure forecast on a rolling three year basis that sets forth anticipated capital expenditures related to our regulated assets. We expect estimated Footprint Projects capital expenditures for the calendar years 2018 through 2020 in the range of $85 million to $155 million as set forth in the table below. The change in the 2019 Footprint Project capital expenditures is due to an increase in the scope and expected costs for several projects. We intend to fund these capital expenditures with a mix of debt and cash flows from operations.

	Years Ending December 31,
(In millions)	2018	2019	2020
Total estimated Footprint Projects capital expenditures	$55-70	$20-35	$10-50

In recent years, we made significant capital investments in our former Stanton/Brady/Celeste, Texas distribution service territory to reinforce and upgrade our assets and to support load growth. Additionally, we expanded the capacity of our Panhandle assets to transmit additional electricity from wind farms. As a result of the 2017 Asset Exchange Transaction and with many of these projects coming to a conclusion during 2017 and 2018, our capital expenditures forecast for 2019 and 2020 is primarily driven by expectations regarding maintenance capital expenditures requirements and new assets that either relieve congestion or expand our footprint to connect new generation supply in the Texas Panhandle and West Texas.

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

We paid a total of $15.2 million in dividends and distributions during each of the three months ended September 30, 2018 and 2017. We paid a total of $45.5 million in dividends and distributions during each of the nine months ended September 30, 2018 and 2017.

On September 7, 2018, our board of directors approved a cash distribution by our Operating Partnership to all unit holders of record on September 28, 2018 of $0.25 per unit, or $1.00 per unit on an annualized basis, for a total distribution of $15.2 million ($11.0 million to InfraREIT, Inc.). On September 7, 2018, our board of directors also declared a cash dividend to stockholders of record of InfraREIT, Inc. on September 28, 2018 of $0.25 per share of common stock, or $1.00 per share on an annualized basis, for a total of $11.0 million. The cash distribution and cash dividend were paid on October 18, 2018.

Credit Arrangements

We have two revolving credit facilities, a senior secured term loan and senior secured notes. Our assets are collateral under our various debt arrangements. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Operating Partnership Revolving Credit Facility

Our Operating Partnership has a $75.0 million revolving credit facility with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019.

As of September 30, 2018 and December 31, 2017, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of September 30, 2018 and December 31, 2017, our Operating Partnership was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS has a $250.0 million revolving credit facility with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility matures on December 10, 2019.

As of September 30, 2018, SDTS had $101.0 million of borrowings outstanding at a weighted average interest rate of 4.21%, no letters of credit outstanding and $149.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12% with no letters of credit outstanding and $209.0 million of borrowing capacity available under this revolving credit facility. As of September 30, 2018 and December 31, 2017, SDTS was in compliance with all debt covenants under the credit agreement.

We expect to seek a one year extension of each of our revolving credit facilities.

Senior Secured Debt

Our subsidiary, Transmission and Distribution Company, L.L.C. (TDC) issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of September 30, 2018, $15.3 million of principal was outstanding under the TDC Notes.

SDTS had 5.04% per annum senior secured notes that were issued to The Prudential Insurance Company of America and affiliates in 2011 (2011 Notes) with a principal balance of $60.0 million, which matured on June 20, 2018. The outstanding balance on the 2011 Notes was paid in full at maturity with proceeds from the SDTS revolving credit facility.

In 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with a maturity date of June 5, 2020. Interest is payable at least quarterly at the option of SDTS with the full principal amount due at maturity. As of September 30, 2018, $200.0 million was outstanding under the 2017 Term Loan at an interest rate of 3.42%.

SDTS issued $400.0 million series A senior secured notes (Series A Notes) due December 3, 2025 and $100.0 million series B senior secured notes (Series B Notes) due January 14, 2026. These senior secured notes are due at maturity and bear interest at a rate of 3.86% per annum, payable semi-annually. The outstanding accrued interest payable on the Series A Notes is due each June and December while the accrued interest payable on the Series B Notes is due each January and July. As of September 30, 2018, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of September 30, 2018, $38.9 million of principal was outstanding under the 2009 Notes. Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of September 30, 2018, $89.2 million of principal was outstanding under the 2010 Notes.

As of September 30, 2018 and December 31, 2017, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes and 2017 Term Loan.

Cash Flows

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Cash flows from operating activities — Net cash provided by operating activities was $99.1 million and $89.0 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the nine months ended September 30, 2018 compared to the same period of 2017 partially offset by less cash provided by working capital changes during 2018 compared to 2017.

Cash flows from investing activities — Net cash used in investing activities was $47.0 million and $147.8 million during the nine months ended September 30, 2018 and 2017, respectively. Capital expenditures related to the construction of our regulated assets were $48.7 million and $147.8 million during the nine months ended September 30, 2018 and 2017, respectively. Additionally, $1.6 million was received for the repayment of the receivable during 2018 related to the 2017 Asset Exchange Transaction.

Cash flows from financing activities —Net cash used in financing activities was $51.7 million during the nine months ended September 30, 2018 compared to net cash provided by financing activities of $45.3 million during the nine months ended September 30, 2017. The higher use of cash related primarily to a $6.2 million net repayment of short-term and long-term debt in 2018 as compared to $91.7 million net borrowings of short-term and long-term debt in 2017. The payment of dividends and distributions were consistent between 2018 and 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 and December 31, 2017.

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

•	adding back the transaction costs related to the pending sale of InfraREIT to Oncor and asset exchange with Sharyland as these are not typical operational costs;
•	adding back the transaction costs related to the 2017 Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	removing the effect of the gain associated with the inventory that was sold in the 2017 Asset Exchange Transaction;
•	adding back the professional services fee related to the franchise tax settlement with the state of Texas; and
•	removing the effect of the Texas franchise tax settlement.
•	We define Non-GAAP EPS as non-GAAP net income divided by the weighted average shares outstanding calculated in the manner described in the footnotes in the Non-GAAP EPS reconciliation tables below.
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

•	adding back the transaction costs related to the pending sale of InfraREIT to Oncor and asset exchange with Sharyland as these are not typical operational costs;
•	adding back the transaction costs related to the 2017 Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	removing the effect of the gain associated with the inventory that was sold in the 2017 Asset Exchange Transaction;
•	adding back the professional services fee related to the franchise tax settlement with the state of Texas;
•	removing the effect of the Texas franchise tax settlement; and
•	adjusting for other income (expense), net.

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

We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with U.S. GAAP, nor are they indicative of funds available to fund our cash needs, including: capital expenditures, payments on our debt, dividends or distributions. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income, cash flows from operating activities or revenues.

Below we provide the tabular calculations of Non-GAAP EPS, FFO and AFFO for the three and nine months ended September 30, 2018 and 2017. To provide more analysis around these metrics, the following narratives are provided comparing the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017.

Non-GAAP EPS was $0.35 per share for the three months ended September 30, 2018 compared to $0.36 per share for the three months ended September 30, 2017, representing a decrease of 2.8%. Non-GAAP EPS during the three months ended September 30, 2018 and 2017 was based on 60.7 million weighted average shares outstanding. Non-GAAP EPS reflected a $0.6 million decrease in Non-GAAP net income from $21.7 million during the three months ended September 30, 2017 to $21.1 million for the three months ended September 30, 2018. The decrease in Non-GAAP net income resulted from a decrease in lease revenue of $2.7 million and a decrease of $0.3 million in other income, net offset by a $1.2 million decrease in depreciation expense, a $0.6 million decrease in general and administrative expense, a $0.2 million base rent adjustment reduction and a decrease of $0.3 million in interest expense, net. The decrease in general and administrative expense excludes $2.6 million of professional services fees related to the pending sale of InfraREIT in the third quarter of 2018 and $2.0 million of professional service fees related to the 2017 Asset Exchange Transaction during the third quarter of 2017.

For the three months ended September 30, 2018, FFO decreased $2.8 million to $31.8 million as compared to $34.6 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, AFFO was $33.1 million compared to $34.7 million in the same period in 2017, representing a decrease of $1.6 million, or 4.6%.

Non-GAAP EPS was $0.93 per share for the nine months ended September 30, 2018 compared to $0.76 per share for the nine months ended September 30, 2017, representing an increase of 22.4%. Non-GAAP EPS during the nine months ended September 30, 2018 and 2017 was based on 60.7 million weighted average shares outstanding. Non-GAAP EPS reflected a $10.2 million increase in Non-GAAP net income from $46.1 million during the nine months ended September 30, 2017 to $56.3 million for the nine months ended September 30, 2018. The growth in Non-GAAP net income resulted from an increase in lease revenue of $10.7 million, an increase of $0.7 million in other income, net, a $0.1 million net decrease in general and administrative expense and a $3.4 million decrease in depreciation expense offset by a $3.2 million base rent adjustment reduction and an increase of $1.7 million in interest expense, net. The decrease in general and administrative expense excludes professional services fees of $1.2 million associated with the settlement of our Texas franchise taxes, $2.6 million of professional services fees related to the pending sale of InfraREIT and $0.2 million related to the 2017 Asset Exchange Transaction during the nine months ended September 30, 2018 and excludes $3.9 million of professional service fees related to the 2017 Asset Exchange Transaction during the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, FFO increased $15.6 million to $97.0 million as compared to $81.4 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, AFFO was $90.9 million compared to $84.8 million in the same period in 2017, representing an increase of $6.1 million, or 7.2%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(In thousands, except per share amounts, unaudited)	Amount	Per Share (1)	Amount	Per Share (3)
Net income attributable to InfraREIT, Inc.	$14,271	$0.32	$15,330	$0.35
Net income attributable to noncontrolling interest	5,435	0.32	5,908	0.35
Net income	19,706	0.32	21,238	0.35
Base rent adjustment	(1,259)	(0.02)	(1,479)	(0.02)
Transaction costs associated with pending sale of InfraREIT, Inc.	2,615	0.05	—	—
2017 Asset Exchange Transaction costs	—	—	1,972	0.03
Texas franchise tax professional services fee	—	—	—	—
Texas franchise tax settlement	—	—	—	—
Non-GAAP net income	$21,062	$0.35	$21,731	$0.36

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(In thousands, except per share amounts, unaudited)	Amount	Per Share (2)	Amount	Per Share (3)
Net income attributable to InfraREIT, Inc.	$44,469	$1.01	$30,587	$0.70
Net income attributable to noncontrolling interest	16,937	1.01	11,797	0.70
Net income	61,406	1.01	42,384	0.70
Base rent adjustment	(3,400)	(0.06)	(180)	—
Transaction costs associated with pending sale of InfraREIT, Inc.	2,615	0.05	—	—
2017 Asset Exchange Transaction costs	151	—	3,909	0.06
Texas franchise tax professional services fee	1,196	0.02	—	—
Texas franchise tax settlement	(5,633)	(0.09)	—	—
Non-GAAP net income	$56,335	$0.93	$46,113	$0.76

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

FFO and AFFO

The following sets forth a reconciliation of net income to FFO and AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2018	2017	2018	2017
Net income	$19,706	$21,238	$61,406	$42,384
Depreciation	12,063	13,328	35,632	38,997
FFO	31,769	34,566	97,038	81,381
Base rent adjustment	(1,259)	(1,479)	(3,400)	(180)
Other income, net (1)	(7)	(331)	(1,114)	(351)
Transaction costs associated with pending sale of InfraREIT, Inc.	2,615	—	2,615	—
2017 Asset Exchange Transaction costs	—	1,972	151	3,909
Texas franchise tax professional services fee	—	—	1,196	—
Texas franchise tax settlement	—	—	(5,633)	—
AFFO	$33,118	$34,728	$90,853	$84,759

(1)

Includes AFUDC on other funds of $0.3 million for the three months ended September 30, 2017 and $1.1 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively. There were no AFUDC on other funds recorded during the three months ended September 30, 2018.

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

As of September 30, 2018, the outstanding balance under our revolving credit facilities and 2017 Term Loan was $101.0 million and $200.0 million, respectively. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.8 million and $2.3 million for the three and nine months ended September 30, 2018, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, we do not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on our business, financial condition or results of operations, liquidity or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors during the nine months ended September 30, 2018 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2017 Form 10-K, other than set forth below. You should carefully consider the risk factors discussed in our 2017 Form 10-K and below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

If we are unable to complete, or timely complete, the sale of InfraREIT to Oncor, our business could be adversely affected.

Consummation of the sale of InfraREIT to Oncor is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the sale of InfraREIT to Oncor (x) by the holders of a majority of the outstanding shares of our common stock and (y) the holders of a majority of the outstanding shares of our common stock, excluding for purposes of such calculation any shares held by Hunt; (ii) the closing of the asset exchange with Sharyland; (iii) certain lender consents; (iv) the receipt of various regulatory approvals, including from the PUCT, FERC and CFIUS, among others; (v) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (vi) other customary closing conditions. The regulatory and other approvals required to consummate the sale of InfraREIT and asset exchange with Sharyland may not be obtained at all, may not be obtained on the proposed terms and schedule as contemplated by the parties, or may impose terms, conditions, obligations or commitments that constitute a “burdensome condition” with respect to one or more of the parties. In the event that the regulatory approvals constitute a burdensome condition applicable to that party (as specified in the applicable definitive agreement), or if any of the conditions to closing are not satisfied prior to the outside termination date specified in the merger agreement, Oncor and/or Sharyland will not be obligated to consummate the sale of InfraREIT or the asset exchange, as applicable.

If the sale of InfraREIT is not completed for any reason, our stockholders would not receive any payment for their shares, we will remain an independent public company, and our shares will continue to be traded on the NYSE. Any delay in closing or a failure to close the sale of InfraREIT could exacerbate any negative effect on our business and on our business and regulatory relationships with other parties, as well as negatively affect our ability to implement alternative business plans. If the sale of InfraREIT is not completed for any reason, SDTS and Sharyland will have to litigate the 2020 rate case, which could be impacted by any negative effects of the Sale-Transfer-Merger proceeding or result in regulatory requirements or outcomes that materially and adversely affect our business. Further, although our board of directors would continue to seek opportunities to enhance stockholder value through the ongoing evaluation and review of our business operations, including the review of other De-REIT alternatives, there can be no assurance that any other De-REIT alternative will be available, and we would likely not be able to consummate another De-REIT alternative on the optimal timing for purposes of our business, namely in advance of or before the completion of our 2019 test year for the 2020 rate case. Accordingly, our business, prospects or results of operation could be materially adversely affected.

Failure to complete the sale of InfraREIT could trigger the payment of a termination fee, and we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.

If the sale of InfraREIT is not completed, we may be required to pay a termination fee. The merger agreement contains certain termination rights in favor of Oncor and us, including our right to terminate the merger agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the merger agreement by us or Oncor upon specified conditions, we will be required to pay Oncor a termination fee of up to $44.6 million. There can be no assurance that the merger agreement will not be terminated under circumstances triggering these payment obligations. Furthermore, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees in connection with the proposed sale of InfraREIT. Payment of these costs and fees could materially adversely affect our business, financial condition and results of operations in the event that the transaction is not consummated.

We will be subject to business uncertainties and contractual restrictions while the sale of InfraREIT is pending that could adversely affect our financial results.

Uncertainty about the effect of the sale of InfraREIT and asset exchange with Sharyland on employees of Hunt Manager, vendors or others may have an adverse effect on us. Although we and Hunt Manager have taken and intend to take reasonable steps designed to mitigate any adverse effects, these uncertainties may impair Hunt Manager’s ability to attract, retain and motivate key personnel until the sale of InfraREIT is completed, and could cause vendors or others that deal with us to seek to change existing business relationships. Retention and recruitment of employees of Hunt Manager may be particularly challenging prior to the completion of the sale of InfraREIT, as current employees and prospective employees may experience uncertainty about their future employment opportunities after closing. If, despite any retention and recruiting efforts, key employees depart or fail to accept employment with Hunt Manager due to these uncertainties, our business operations and financial results could be adversely affected. Additionally, the uncertainty about the effect of the sale of InfraREIT and asset exchange with Sharyland on employees of Sharyland, Sharyland’s vendors or others may negatively affect Sharyland’s performance under our leases, which may have adverse effects on us. Sharyland has taken and intends to take reasonable steps designed to mitigate any adverse effects, but there is no guarantee that these steps will be sufficient to eliminate the potential adverse impacts on us.

We expect that matters relating to the sale of InfraREIT and integration-related issues will place a significant burden on our management and key personnel as well as our internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management’s time on issues related to the transactions could affect our financial results. In addition, the merger agreement restricts us, without Oncor’s consent, from taking specified actions until the sale of InfraREIT occurs or the merger agreement is terminated, including, among others, certain limitations on: (i) making acquisitions and dispositions of assets or property; (ii) exceeding specified capital spending limits; (iii) incurring indebtedness; (iv) issuing equity or equity equivalents; and (v) increasing our dividends per share. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to consummation of the sale of InfraREIT or termination of the merger agreement.

Failure to complete the sale of InfraREIT could negatively impact the market price of our common stock.

Failure to complete the sale of InfraREIT may negatively impact the future trading price of our common stock. To the extent that the current market price of our stock reflects a market assumption that the sale of InfraREIT will be completed, the market price of our common stock may decline if the sale of InfraREIT ultimately is not completed. Additionally, if the sale of InfraREIT is not completed, we will have incurred significant costs, as well as the diversion of the time and attention of management. A failure to complete the sale of InfraREIT may also result in negative publicity, litigation against us or our directors and officers, and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations and our stock price.

The exchange of our common stock for cash will be a taxable transaction for U.S. federal income tax purposes.

The exchange of our common stock for cash will be a taxable transaction for U.S. federal income tax purposes. In general, domestic stockholders will be required to include in taxable income the excess of the cash received by such stockholder in the transaction over such stockholder’s adjusted tax basis in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description

2.1*	—

Agreement and Plan of Merger, dated as of October 18, 2018, among Oncor Electric Delivery Company LLC, 1912 Merger Sub LLC, Oncor T&D Partners, LP, InfraREIT, Inc. and InfraREIT Partners, LP (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 18, 2018 and filed October 18, 2018 and incorporated herein by reference).

2.2*	—

Agreement and Plan of Merger, dated as of October 18, 2018, among Sharyland Utilities, L.P., Sharyland Distribution & Transmission Services, L.L.C., and Oncor Electric Delivery Company LLC (filed as exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 18, 2018 and filed October 18, 2018 and incorporated herein by reference).

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

Omnibus Termination Agreement, dated as of October 18, 2018, among InfraREIT, Inc., InfraREIT Partners, LP, Sharyland Distribution & Transmission Services, L.L.C., Hunt Consolidated, Inc., Hunt Transmission Services, L.L.C., Electricity Participant Partnership. L.L.C., Hunt Utility Services, LLC and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2018 and filed October 18, 2018 and incorporated herein by reference).

31.1**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	—	Section 1350 Certification of Chief Executive Officer

32.2**	—	Section 1350 Certification of Chief Financial Officer

99.1***	—	Consolidated Financial Statements of Sharyland Utilities, L.P.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
**	Filed or furnished herewith.
***	Consolidated financial statements of Sharyland Utilities, L.P. will be filed by amendment to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)
/s/ David A. Campbell
Date: November 1, 2018	David A. Campbell
President, Chief Executive Officer and Director
/s/ Brant Meleski
Date: November 1, 2018	Brant Meleski
Senior Vice President and Chief Financial Officer