Form 10-Q/A
period 2018-09-30
InfraREIT, Inc.
filed 2018-11-13
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

InfraREIT, Inc. (the Company) is filing this Amendment No. 1 on Form 10-Q/A (Amended Filing) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed with the U.S. Securities and Exchange Commission (SEC) on November 1, 2018 (Original Filing). This Amended Filing is being filed solely to include the consolidated financial statements of Sharyland Utilities, L.P. (Sharyland), the Company’s sole tenant, in Item 6 of Part II. Because the Company’s assets are leased to Sharyland under triple-net leases that transfer substantially all operating costs to Sharyland, financial information about Sharyland may be relevant to investors. Sharyland’s financial statements were provided to the Company by Sharyland, and the Company did not participate in their preparation or review.

Item 6 of Part II is the only portion of the Original Filing being amended by this Amended Filing. Accordingly, except as described above and specifically noted in the exhibit list below, this Amended Filing does not otherwise update any exhibits as originally filed and does not, and does not purport to, update or restate the information in any other Item of the Original Filing or otherwise reflect events that occurred after the filing date of the Original Filing.

PART II.  OTHER INFORMATION

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

31.1**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3***	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.4***	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	—	Section 1350 Certification of Chief Executive Officer

32.2**	—	Section 1350 Certification of Chief Financial Officer

32.3***	—	Section 1350 Certification of Chief Executive Officer

32.4***	—	Section 1350 Certification of Chief Financial Officer

99.1***	—	Consolidated Financial Statements of Sharyland Utilities, L.P.

99.2***	—	Supplemental Financial Information of Sharyland Utilities, L.P.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

Exhibit Number		Description

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
**	Incorporated by reference to the corresponding exhibit to the Original Filing.
***	Filed or furnished with this Amended Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfraREIT, Inc.
(Registrant)

/s/ Brant Meleski
Date: November 13, 2018	Brant Meleski
Senior Vice President and Chief Financial Officer

4