Form 10-K
period 2018-12-31
InfraREIT, Inc.
filed 2019-02-27
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant was $868.1 million based on the last sales price on June 29, 2018 on the New York Stock Exchange of $22.17 for the registrant’s Common Stock.

As of February 20, 2019, 43,997,672 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

InfraREIT, Inc.

GLOSSARY OF TERMS

This glossary highlights some of the terms that we use in this Annual Report on Form 10-K and is not a complete list of all the defined terms used herein.

Abbreviation	Term

AFUDC	allowance for funds used during construction

CCN	certificates of convenience and necessity

CREZ	competitive renewable energy zones, as defined by a 2005 Texas law establishing the Texas renewable energy program

CWIP	construction work in progress

DC Tie	high-voltage direct current interconnection necessary to provide for electricity flow between asynchronous electric grids in North America

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

ERCOT 4CP

the average of ERCOT coincident peak demand for the months of June, July, August and September, excluding the portion of coincident peak demand attributable to wholesale storage load (during 2018, ERCOT 4CP was approximately 69,369 megawatts)

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

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

rate base

calculated as our gross electric plant in service under U.S. GAAP (as defined below), which is the aggregate amount of our total cash expenditures used to construct such assets plus AFUDC, less accumulated depreciation and adjusted for accumulated deferred income taxes, regulatory liabilities and regulatory assets

revenue requirement	a utility’s revenue requirement is equal to its targeted total costs, including operating and maintenance costs, return on rate base and taxes

ROFO Projects	identified projects developed by Hunt Consolidated, Inc. and its affiliates with respect to which we have a right of first offer

regulated assets	rate-regulated electric transmission and distribution assets, as applicable, such as power lines, substations, transmission towers, distribution poles, transformers and related property and assets

SEC	U.S. Securities and Exchange Commission

Sharyland	Sharyland Utilities, L.P., a Texas-based regulated electric utility and our sole tenant

TCOS filing

an interim transmission cost of service filing with the PUCT that updates a utility’s transmission cost of service, and therefore its transmission tariff, to reflect recent capital expenditures, among other matters; an interim TCOS filing establishes transmission cost of service until the next rate case or interim TCOS filing

Abbreviation	Term

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, the assumptions and estimates underlying the forward-looking statements included in this document are inherently uncertain and are subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in this document. Accordingly, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document, and you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors, and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

delays in achieving, or failure to achieve, the sale of InfraREIT to Oncor Electric Delivery Company LLC or related transactions, including the asset exchange with Sharyland, whether due to the failure to obtain required approvals or to obtain necessary regulatory approvals on favorable terms or due to other unsatisfied closing conditions, including a termination of the sale under circumstances that could require us to pay a termination fee;

•

decisions by regulators or changes in governmental policies or regulations with respect to our organizational structure, lease arrangements, capitalization, acquisitions and dispositions of assets, recovery of investments, authorized rate of return or other regulatory parameters;

•	our current reliance on our tenant for all our lease revenues and, as a result, our dependency on our tenant’s solvency and financial and operating performance;
•	the amount of available investment to grow our rate base;
•	cyber breaches and weather conditions or other natural phenomena;
•	our ability to negotiate future rent payments or to renew leases with our tenant;
•	insufficient cash available to meet distribution requirements;
•	the price and availability of debt and equity financing;
•	our level of indebtedness or debt service obligations;
•	the effects of existing and future tax and other laws and governmental regulations;
•	our failure to qualify or maintain our status as a real estate investment trust (REIT) or changes in the tax laws applicable to REITs;
•	the termination of our management agreement or the loss of the services of Hunt Utility Services, LLC or other qualified personnel;
•	adverse economic developments in the electric power industry or in business conditions generally; and
•	certain other factors discussed elsewhere in this Annual Report on Form 10-K.

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

Company Overview

We are a Maryland corporation engaged in owning and leasing rate-regulated assets in Texas and headquartered in Dallas, Texas. We are structured as a REIT and lease our regulated assets to Sharyland, a Texas-based regulated electric utility, pursuant to leases between Sharyland and our subsidiary, Sharyland Distribution & Transmission Services, L.L.C. (SDTS), a Texas-based regulated electric utility. Sharyland delivers electric service to other utilities and collects revenues through PUCT-approved rates.

Our business originated in the late 1990s when members of the Hunt family founded Sharyland, the first investor owned utility created in the United States since the 1960s. In 2007, we obtained a private letter ruling from the Internal Revenue Service (IRS) confirming that our transmission and distribution assets could constitute real estate assets under applicable REIT rules. In 2008, the PUCT approved a restructuring that allowed us to utilize our REIT structure (2008 Restructuring Order). In 2010, InfraREIT, L.L.C. was formed as a REIT, holding all its assets through InfraREIT Partners, LP (Operating Partnership). We completed our initial public offering (IPO) and a series of reorganization transactions in 2015. In November 2017, SDTS exchanged all of its retail distribution assets for a group of transmission assets owned by Oncor Electric Delivery Company LLC (Oncor) that are located near Wichita Falls, Abilene and Brownwood, Texas (2017 Asset Exchange Transaction). As a result, all of our current assets are comprised of transmission and wholesale distribution assets.

InfraREIT, Inc. was formed as a Delaware corporation in 2001 and converted into a Maryland corporation in 2014. Hunt Utility Services, LLC (Hunt Manager) manages our day-to-day business, subject to oversight from our board of directors. We conduct our business through a traditional umbrella partnership REIT (UPREIT) in which our properties are owned by the Operating Partnership or direct and indirect subsidiaries of the Operating Partnership. All our assets are held by and all our business activities are conducted through the Operating Partnership, either directly or through its subsidiaries. InfraREIT is the sole general partner of the Operating Partnership and owns approximately 72.5% of the limited partnership units (OP Units) as of February 20, 2019. The remaining OP Units are held by the Operating Partnership’s limited partners, including affiliates and current or former employees of Hunt Consolidated, Inc. (HCI) and members of our board of directors. Subject to the terms of the partnership agreement, OP Units held by the limited partners may be redeemed for cash or, at our option, exchanged for shares of our common stock on a one-for-one basis.

Our assets are located in the Texas Panhandle; near Wichita Falls, Abilene and Brownwood; in the Permian Basin; and in South Texas. We were formed in 2009 and have grown our rate base from approximately $60 million as of December 31, 2009 to approximately $1.5 billion as of December 31, 2018.

Sale and Asset Exchange

On October 18, 2018, InfraREIT and the Operating Partnership entered into a definitive agreement to be acquired by Oncor for $21.00 per share or OP Unit, as applicable, in cash, valued at approximately $1.275 billion, plus the assumption of our net debt of approximately $950 million as of December 31, 2018.

As a condition to Oncor’s acquisition of us, SDTS and Oncor also signed a definitive agreement with Sharyland to exchange, immediately prior to Oncor’s acquisition, SDTS’s South Texas assets for certain assets owned by Sharyland. SDTS and Sharyland have agreed to terminate their existing leases in connection with the asset exchange.

The asset exchange with Sharyland and merger with Oncor are mutually dependent on one another, and neither will become effective without the closing of the other. See Pending Corporate Transactions below for additional information.

Our Regulated Assets

Our regulated assets consist of approximately 1,520 circuit miles of transmission lines, substations, a 300-megawatt high-voltage DC Tie between Texas and Mexico (Railroad DC Tie) and a transmission operations center. Approximately 68% of our net assets as of December 31, 2018 constitute transmission lines that were constructed as part of the CREZ initiative, which was originated by the Texas Legislature in 2005 and carried out by the PUCT, to meet the state’s goals regarding renewable energy capacity by delivering renewable energy to end use consumers in the most cost-effective manner.

The following map shows the location of our assets as of December 31, 2018:

Expected Capital Expenditures

We expect to fund capital expenditures for Footprint Projects during the calendar years 2019 through 2020 in the range of $30 million to $70 million. For additional information related to our estimated Footprint Projects capital expenditures, see Capital Expenditures under the caption Liquidity and Capital Resources in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Revenue Model

We lease our regulated assets to Sharyland, which makes lease payments to us consisting of base and percentage rent. To support its lease payments to us, Sharyland delivers electric service to other utilities and collects revenues through PUCT-approved rates. Under the terms of our leases, Sharyland is responsible for the maintenance and operation of our assets, including repairs, maintenance, insurance and taxes (other than income taxes and REIT excise taxes), payment of all property-related expenses associated with our assets and construction of Footprint Projects. Sharyland is also primarily responsible for regulatory compliance and reporting requirements related to our assets.

Leases

We currently lease all our assets pursuant to five separate leases. The following table provides a summary description of the regulated assets in each of our leases as of December 31, 2018.

Lease	Location of Assets	Description of Assets	Lease Expiration Date
McAllen Lease	Primarily South Texas	Railroad DC Tie, transmission operations center, 138 kV transmission lines and connected substations	12/31/2019
Permian Lease	In and around Midland, Texas	138 kV transmission lines and connected substations	12/31/2020
CREZ Lease	Texas Panhandle and near Wichita Falls, Abilene and Brownwood	345 kV transmission lines and designated collection stations	12/31/2020
Stanton Transmission Loop Lease	Near Stanton, Texas	138 kV transmission lines and connected substations	12/31/2021
ERCOT Transmission Lease	Texas Panhandle	Substations	12/31/2022

See Pending Corporate Transactions below for information related to the pending sale of InfraREIT and asset exchange with Sharyland, including the proposed termination of the leases upon the closing of the transactions.

2018 Rent Revenue

The table below provides a summary of lease revenue and certain other information with respect to our leases (dollar amounts in thousands):

Lease	Lease Expiration Date	Net Effective Rent (1)	Percentage of Total Net Effective Rent	Electric Plant, net (2)	Percentage of Total Electric Plant, net
McAllen Lease	12/31/2019	$11,615	5.8%	$104,420	6.0%
Permian Lease	12/31/2020	53,041	26.5%	420,321	24.1%
CREZ Lease	12/31/2020	125,911	62.8%	1,140,845	65.3%
Stanton Transmission Loop Lease	12/31/2021	4,422	2.2%	29,529	1.7%
ERCOT Transmission Lease	12/31/2022	5,365	2.7%	50,081	2.9%
		$200,354	100.0%	$1,745,196	100.0%

(1)

Consists of lease revenue under the lease for the year ended December 31, 2018, determined on a straight-line basis under U.S. GAAP. See Revenue Recognition under the caption Summary of Critical Accounting Policies and Estimates in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Consists of plant in service, net for the applicable lease as of December 31, 2018.

Provisions of Our Leases

The following summarizes the material terms of our leases.

Rental Rates

All of our current revenue is comprised of rental payments from Sharyland under leases and lease supplements that were negotiated at various times between 2010 and 2018. Lease supplements are exhibits to our leases that include the economics of the lease obligations that Sharyland owes us. We and Sharyland have negotiated rent payments intended to provide us with approximately 97% of the projected regulated return on rate base investment attributable to our assets that we and Sharyland would receive if we were a fully integrated utility. See the caption Lease Revenues under Factors Expected to Affect Our Operating Results and Financial Condition included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. We and Sharyland have negotiated these rental rates based on the premise that we, as the owner of regulated assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and earn a profit or suffer a loss on its operation of those assets. Our leases require us to negotiate rent payments in a manner consistent with this practice.

Actual revenue and expenses incurred by Sharyland will be different from those expected at the time of negotiation. As a result, we and Sharyland may earn more or less than originally projected. Our leases prohibit adjustments to lease payments for the effect of differences between Sharyland’s actual and projected results.

Our lease revenue primarily consists of base rent, but certain lease supplements contain percentage rent as well. The lease supplements for the Permian Lease, Stanton Transmission Loop Lease and assets in the CREZ Lease that were acquired from Oncor in the 2017 Asset Exchange Transaction provide only for base rent. Rent for the McAllen Lease, ERCOT Lease and assets in the CREZ Lease not acquired in the 2017 Asset Exchange Transaction is comprised primarily of base rent but also includes percentage rent. However, all of our rent with respect to the capital expenditures to be placed in service in 2019 consists only of base rent. Percentage rent under our leases is based on a percentage of Sharyland’s annual gross revenues, as defined in the applicable lease, in excess of an annual breakpoint specified in each lease, which is at least equal to the base rent under each lease. Because a utility’s rate base decreases over time, as our regulated assets depreciate, revenue under our leases will decrease over time unless we add to our existing rate base by placing additional assets in service to offset the decreases in the rent resulting from depreciation. The weighted average annual depreciation rate of our assets as of December 31, 2018 was 2.51%.

Our leases provide that, as our rate base increases, due to Footprint Projects being placed in service, we and Sharyland will negotiate amended and restated lease supplements that will update the scheduled rent payments to include additional rent payments related to this incremental rate base. The negotiation of amended and restated lease supplements relates only to the revenue we expect to be generated from the incremental rate base subject to the negotiation and does not impact the portion of the scheduled lease payments previously negotiated with respect to assets that are already in service. However, various factors, such as a change in regulatory conditions or assumptions, could cause Sharyland’s expected lease payments on incremental rate base to be different than its lease payments to us on our existing rate base. Also, our leases provide that either party can negotiate for economics in the amended and restated lease supplements that differ from our existing leases based on factors that we determine to be appropriate at the time of the negotiation.

Additionally, the amended and restated lease supplement process allows us to address and update a number of other matters under our leases, such as updating the amount of revenue attributable to Sharyland’s capital expenditures and related matters. Because we frequently prepare amended and restated supplements based on our and Sharyland’s expectations regarding various matters, including expected assets placed in service, our leases contain a mechanism, which we refer to as a validation, that we use to amend previously negotiated supplements in order to reflect the difference between the expected assets placed in service and the actual assets that were placed in service, placed in service dates, TCOS filing and effective dates and related matters. In no event may we use the validation process to account for differences between the expected and actual return on assets placed in service. If we and Sharyland are unable to agree on a rent supplement or a validation, the leases obligate us to submit the dispute to binding arbitration.

Operation of Our Regulated Assets

The leases require that Sharyland operate the regulated assets in a reasonable and prudent manner in accordance with PUCT guidelines and applicable law. Sharyland must obtain and maintain any licenses, permits or other approvals required by applicable law to operate the regulated assets under the leases.

Expenditures

Sharyland is required to provide a capital expenditure budget on a rolling three-year basis that sets forth anticipated capital expenditures related to Footprint Projects. Our capitalization policies, consistent with standard utility practices under U.S. GAAP, determine whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund. Footprint Projects expenditures are capitalized and increase our net electric plant, while expenditures relating to repairs of our existing regulated assets are expensed by Sharyland.

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

Remedies Upon a Default

Upon a default under a lease, we may, at our option, exercise the following remedies, subject to any necessary approvals of the PUCT or other applicable governmental authority: (1) terminate the applicable lease agreement upon notice to Sharyland and recover any damages to which we are entitled under applicable law; (2) terminate Sharyland’s right to use our regulated assets and recover any damages to which we are entitled under applicable law; or (3) take reasonable action to cure Sharyland’s default at Sharyland’s expense.

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

Our regulated assets are located in ERCOT within Texas and, as a result, we are not subject to general regulation as a “public utility” under the Federal Power Act and therefore not subject to FERC jurisdiction. Instead, we are regulated by the PUCT, which has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities that have not ceded original jurisdiction. Rates are established through rate case proceedings, which occur periodically and are typically initiated by the utility or the PUCT, on its own motion or on complaint by an affected stakeholder, to ensure that rates remain just and reasonable. In addition, PURA requires owners and operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system, and the PUCT has adopted rules implementing the state open-access requirements for all utilities that are subject to the PUCT’s jurisdiction over transmission services.

Historical Regulation of Our Structure

We have separated, between Sharyland and us, the assets and functionality that are typically combined under one commonly owned group in an integrated utility. We are generally responsible for financing and funding asset additions, while Sharyland is responsible for construction management, operation and maintenance of our regulated assets. Accordingly, our 2008 Restructuring Order required Sharyland and SDTS to be regulated on a combined basis, and Sharyland, as the holder of the CCN required to operate our regulated assets, historically has made all regulatory filings related to our assets with the PUCT. As part of our rate case in Docket No. 45414 (2016 Rate Case), the PUCT raised certain questions indicating that this regulatory construct might change in the future, including the potential regulation of the leases between Sharyland and SDTS as tariffs. In November 2017, the 2016 Rate Case was dismissed upon the completion of the 2017 Asset Exchange Transaction (Rate Case Dismissal), but the dismissal preserved the right of the parties to the 2016 Rate Case to address in a future proceeding all issues not mooted by the Rate Case Dismissal. Additionally, as part of the PUCT order approving the 2017 Asset Exchange Transaction, SDTS was granted a separate CCN to continue to own and lease its assets to Sharyland.

Rate Setting

Rates are determined by an electric utility’s cost of rendering service to the public during a historical test year, adjusted for known and measurable changes, in addition to a reasonable return on invested capital. When we refer to a “rate case” or a “rate proceeding,” we are referring to formal proceedings before the PUCT, and not to TCOS filings, which are described below.

Transmission rates may be updated up to two times per year through TCOS filings. In a TCOS filing, the revenue requirement is updated to reflect changes regarding assets placed in service, the effect of depreciation, updates to the ERCOT 4CP and changes in property taxes, among other matters. A utility is not permitted in these filings to update the revenue requirement to reflect any changes in operations and maintenance charges or accumulated deferred federal income tax (ADFIT), which are updated only during a full rate proceeding with the PUCT. If an application is materially sufficient and there are no intervenors that challenge the update, the transmission rates will generally be updated within 60 days of the date of the TCOS filing. The updates of the rates pursuant to a TCOS filing will be subject to review in the next rate case filing.

Sharyland’s Rates

The regulatory parameters in Sharyland’s rates and applicable to our regulated assets provide for a capital structure consisting of 55% debt and 45% equity, a cost of debt of 6.73%, a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates. Additionally, Sharyland’s rates also reflect the recovery of an income tax allowance, with respect to our transmission assets, at the 21% corporate federal income tax rate and, with respect to our wholesale distribution assets, at the prior 35% corporate federal income tax rate. Under existing PUCT orders, SDTS and Sharyland are required to file a new rate case by July 1, 2020 using the test year ending December 31, 2019. If the sale of InfraREIT is not completed and we are required to move forward with the 2020 rate case, the outcome of that rate case will result in an adjustment to many of the current regulatory parameters applicable to our regulated assets. These regulatory parameters include an adjustment to our allowed cost of debt to reflect the actual cost of debt as of the end of the test year, which currently is forecasted to be 4.91%, and an adjustment to Sharyland’s wholesale distribution rate to reflect the new 21% corporate federal income tax rate, as well as other potential adjustments to the parameters described above.

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

Our Relationship with Hunt

We have various agreements with HCI and its subsidiaries (collectively, Hunt), Hunt Transmission Services, L.L.C. (Hunt Developer), Hunt Manager and Sharyland. The following chart illustrates our key relationships with each of these entities as of February 20, 2019.

(1)	Parties to the management agreement
(2)	Parties to the development agreement
(3)

Sharyland is the managing member of SDTS; however, Sharyland’s economic interest in SDTS is de minimis, and Sharyland has delegated to us some of its managing member authority and obligations pursuant to a delegation agreement.

Lock-Up Agreement

Hunt owns a substantial portion of our equity, and we have a lock-up agreement with Hunt, pursuant to which Hunt has agreed not to transfer or sell an aggregate of 8,419,987 of the shares of our common stock and OP Units that it currently owns. These transfer restrictions will expire on February 4, 2020. As of February 20, 2019, Hunt is the record holder of 6,334 shares of our common stock and 15,624,544 OP Units. Hunt’s lock-up agreement with us will terminate upon the termination or non-renewal of the management agreement and development agreement, both of which are discussed below.

Management Agreement

We are party to a management agreement with Hunt Manager pursuant to which Hunt Manager manages our day-to-day business, subject to oversight from our board of directors.

Compensation

The following table summarizes the fees and expense reimbursements that we pay to Hunt Manager pursuant to the management agreement:

Compensation	Description
Base Fee

The base fee for each 12-month period beginning on April 1 will equal 1.5% of our total equity (including noncontrolling interest) as of the end of the immediately preceding year. The annual base fee for the period beginning April 1, 2018 through March 31, 2019 was $13.5 million. The pro-rated annual base fee for the period beginning April 1, 2019 through December 31, 2019, which is the expiration date of the current term of the management agreement, will be $10.4 million.

Incentive Payment

We will pay Hunt Manager an incentive payment, payable quarterly, equal to 20% of the quarterly distributions per OP Unit (inclusive of the incentive payment) in excess of $0.27 per OP Unit per quarter, if any.

Reimbursement of Expenses

We reimburse Hunt Manager for all third-party expenses incurred on our behalf or otherwise in connection with the operation of our business, other than certain specified expenses, such as compensation expenses related to Hunt Manager's personnel, that are identified in the management agreement as the exclusive responsibility of Hunt Manager.

Termination Fee

If we exercise our right not to renew the management agreement at the end of the then current term, we will be required to pay Hunt Manager a termination fee, in cash or equity, at our election, in an amount equal to three times the most recent annualized base management fee and incentive payment amount.

Term

The initial term of the management agreement expires December 31, 2019, and will automatically renew for successive five-year terms unless a majority of our independent directors decides to terminate the agreement. If a majority of our independent directors decides to terminate the agreement, we must give Hunt Manager notice of the termination at least three months in advance of the scheduled termination date, with respect to the initial term (see the caption SDTS Services Agreement and Management Agreement Amendment in Part II, Item 9B., Other Information), and at least one year in advance of the scheduled termination date, with respect to any renewal terms, and must pay Hunt Manager the termination fee described above. We also have the right to terminate the management agreement at any time for cause (as defined in the management agreement), and Hunt Manager may terminate the agreement at any time upon 365 days’ prior notice to us, provided that Hunt Manager may not terminate the agreement effective before December 31, 2019. If we terminate for cause or Hunt Manager terminates, the termination fee would not be owed to Hunt Manager.

For additional information related to the management agreement, see the caption Management Agreement under Commercial Arrangements in the section Related Party Transactions in Part III, Item 13., Certain Relationships and Related Transactions, and Director Independence.

For information related to the pending sale of InfraREIT and asset exchange with Sharyland, including the proposed termination of the management agreement, see Pending Corporate Transactions below.

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

The term of the development agreement expires December 31, 2019, and will automatically renew for successive five-year terms. However, our rights under the development agreement will expire effective upon any termination of the management agreement.

For information related to the pending sale of InfraREIT and asset exchange with Sharyland, including the proposed termination of the development agreement, see Pending Corporate Transactions below.

Hunt Projects

The following ROFO Projects relate to assets placed in service which are owned and operated by Sharyland:

Project	State	Net Electric Plant (1)
Golden Spread Project	TX	Approximately $89 million
Cross Valley Project	TX	Approximately $173 million

(1)	As of December 31, 2018

The following project relates to assets under construction which are expected to be placed in service in mid-2019:

Project	Cost (1)	Expected Placed in Service
Deaf Smith Substation	Approximately $13 million	Mid-2019

(1)	Estimated full project construction cost as of December 31, 2018

The following are additional development projects Hunt is pursuing:

Project	State	Status
Generation interconnections	TX	Development
Lubbock Power & Light integration	TX	Development
Nogales - DC Tie	AZ	Development
Southline	AZ - NM	Development

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

Pending Corporate Transactions

Sale and Asset Exchange

On October 18, 2018, InfraREIT and the Operating Partnership entered into a definitive agreement to be acquired by Oncor for $21.00 per share or OP Unit, as applicable, in cash, valued at approximately $1.275 billion, plus the assumption of our net debt of approximately $950 million as of December 31, 2018. Oncor has obtained equity financing commitments from Sempra Energy and the owners of Texas Transmission Investment LLC to provide an aggregate equity contribution of approximately $1.3 billion to finance the acquisition of InfraREIT and pay certain related fees and expenses.

As a condition to Oncor’s acquisition of us, SDTS and Oncor also signed a definitive agreement with Sharyland to exchange, immediately prior to Oncor’s acquisition, SDTS’s South Texas assets for Sharyland’s Golden Spread Electric Cooperative interconnection located in the Texas Panhandle (Golden Spread Project), along with certain development projects in the Texas Panhandle and South Plains regions, including the Lubbock Power & Light interconnection. The difference between the net book value of the exchanged assets will be paid in cash at closing.

The asset exchange with Sharyland and merger with Oncor are mutually dependent on one another, and neither will become effective without the closing of the other.

Arrangements with Hunt

Under our management agreement with Hunt Manager, which will be terminated upon the closing of the transactions, Hunt Manager is entitled to the payment of a termination fee upon the termination or non-renewal of the management agreement. The termination of the management agreement automatically triggers the termination of the development agreement between us and Hunt. We have agreed to pay Hunt approximately $40.5 million at the closing of the transactions to terminate the management agreement, development agreement, leases with Sharyland, and all other existing agreements between InfraREIT or our subsidiaries and Hunt, Sharyland or their affiliates. This amount is consistent with the termination fee, as calculated at the time we entered into the omnibus termination agreement, contractually required under the management agreement.

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

Closing Conditions and Status

The closing of the transactions is dependent upon and subject to several closing conditions, including:

•	PUCT approval of the transactions, including:
o	exchange of assets with Sharyland;
o	acquisition of InfraREIT by Oncor; and
o	Sempra Energy’s 50% ownership of Sharyland Holdings;
•

other necessary regulatory approvals, including approval by the FERC, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) and clearance by the Committee on Foreign Investment in the United States (CFIUS);

•	stockholder approval;
•	certain lender consents; and
•	other customary closing conditions.

Early termination of the 30-day waiting period required by the HSR Act was received on December 14, 2018. On December 21, 2018, certain of the Operating Partnership’s subsidiaries entered into amendments that, effective as of the closing, will satisfy our closing condition with respect to the lender consents. Additionally, a special meeting of InfraREIT’s stockholders was held on February 7, 2019, at which time the stockholders voted to approve the transactions.

In accordance with the definitive agreements, SDTS, Sharyland and Oncor filed a Sale-Transfer-Merger application (STM) with the PUCT on November 30, 2018, and a hearing on the merits is scheduled for April 10-12, 2019. The 180-day deadline for our STM is May 29, 2019, although the PUCT is permitted to extend that deadline for an additional 60 days if necessary.

Subject to obtaining regulatory approvals, we expect the transactions to close by mid-2019.

Tax Cuts and Jobs Act Impacts

In December 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA reduced the corporate federal income tax rate from 35% to 21%. At the time of the passage of the TCJA, Sharyland’s revenue requirement included its recovery in rates of an income tax allowance at the 35% corporate federal income tax rate, and our lease supplements with Sharyland with respect to our assets in service as of December 31, 2018 reflect this assumption. However, due to the enactment of the TCJA and at the request of the PUCT, Sharyland agreed to reduce its wholesale transmission service (WTS) rate to reflect an income tax allowance at the 21% corporate federal income tax rate during the first quarter of 2018. This reduction impacts our percentage rent revenues, which are calculated based on a percentage of Sharyland’s gross revenue. Further, the impact of the TCJA has and will be incorporated into new lease supplements for future assets placed in service or upon the renewal of our leases, resulting in a reduction, relative to our historical lease terms, in the amount of lease revenue we receive per dollar of rate base. For example, our lease supplements for assets placed in service through December 31, 2018 assume Sharyland’s recovery in rates of an income tax allowance at the 35% corporate federal income tax rate. For assets placed in service beginning January 1, 2019, our lease supplements assume Sharyland’s recovery in rates of an income tax allowance at the new 21% corporate federal income tax rate.

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

Seasonality

Sharyland’s transmission revenue is not subject to seasonality, although the revenue from Sharyland’s wholesale distribution assets is subject to seasonality. However, due to our lease revenue structure, no material portion of our business is affected by seasonality. See Summary of Critical Accounting Policies and Estimates in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risks Related to Our Pending Corporate Transactions

If we are unable to complete, or timely complete, the sale of InfraREIT to Oncor, our business could be adversely affected.

Completion of the sale of InfraREIT to Oncor is subject to the satisfaction or waiver of specified closing conditions, including: (a) the closing of the asset exchange with Sharyland; (b) the receipt of various regulatory approvals, including from the PUCT, FERC and CFIUS; and (c) other customary closing conditions. The regulatory and other approvals required to complete the sale of InfraREIT and asset exchange with Sharyland may not be obtained at all, may not be obtained on the proposed terms and schedule as contemplated by the parties, or may impose terms, conditions, obligations or commitments that constitute a “burdensome condition” with respect to one or more of the parties. In the event that the regulatory approvals constitute a burdensome condition applicable to that party (as specified in the applicable definitive agreement), or if any of the conditions to closing are not satisfied prior to the outside termination date specified in the merger agreement, Oncor and/or Sharyland will not be obligated to complete the acquisition of InfraREIT or the asset exchange, as applicable.

If the sale of InfraREIT is not completed for any reason, our stockholders would not receive any payment for their shares, we will remain an independent public company, and our shares will continue to be traded on the NYSE. Any delay in closing or a failure to close the sale of InfraREIT could exacerbate any negative effect on our business, on our regulatory relationships and on our commercial relationships with other parties, including Hunt and Sharyland, as well as negatively affect our ability to implement alternative business plans. If the sale of InfraREIT is not completed for any reason, SDTS and Sharyland will have to litigate the 2020 rate case, which could be impacted by any negative effects of the STM proceeding or result in regulatory requirements or outcomes that materially and adversely affect our business. Further, although our board of directors would continue to seek opportunities to enhance stockholder value through the ongoing evaluation and review of our business operations, including the review of other company structure (De-REIT) alternatives, there can be no assurance that any other De-REIT alternative will be available, and we would likely not be able to complete another De-REIT alternative on the optimal timing for purposes of our business, namely in advance of or before the test year ending December 31, 2019 for the 2020 rate case. Accordingly, our business, prospects or results of operation could be materially adversely affected.

Failure to complete the sale of InfraREIT could trigger the payment of a termination fee, and we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.

If the sale of InfraREIT is not completed, we may be required to pay a termination fee. The merger agreement contains certain termination rights in favor of Oncor and us, and provides that, upon termination of the merger agreement by us or Oncor upon specified conditions, we will be required to pay Oncor a termination fee of $44.6 million. There can be no assurance that the merger agreement will not be terminated under circumstances triggering these payment obligations. Furthermore, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees in connection with the proposed sale of InfraREIT. Payment of these costs and fees could materially adversely affect our business, financial condition and results of operations in the event that the transaction is not completed.

We are subject to business uncertainties and contractual restrictions while the sale of InfraREIT is pending that could adversely affect our financial results.

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

We expect that matters relating to the sale of InfraREIT and integration-related issues will place a significant burden on our management and key personnel as well as our internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management’s time on issues related to the transactions could affect our financial results. In addition, the merger agreement restricts us, without Oncor’s consent, from taking specified actions until the sale of InfraREIT occurs or the merger agreement is terminated, including, among others, certain limitations on: (a) making acquisitions and dispositions of assets or property; (b) exceeding specified capital spending limits; (c) incurring indebtedness; (d) issuing equity or equity equivalents; and (e) increasing our dividends per share. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to the completion of the sale of InfraREIT or termination of the merger agreement.

Failure to complete the sale of InfraREIT could negatively impact the market price of our common stock.

Failure to complete the sale of InfraREIT could negatively impact the future trading price of our common stock. To the extent that the current market price of our common stock reflects a market assumption that the sale of InfraREIT will be completed, the market price of our common stock may decline if the sale of InfraREIT ultimately is not completed. Additionally, if the sale of InfraREIT is not completed, we will have incurred significant costs, as well as the diversion of the time and attention of management. A failure to complete the sale of InfraREIT may also result in negative publicity, litigation against us or our directors and officers, and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations and our stock price.

If the sale of InfraREIT is completed, the exchange of our common stock for cash will be a taxable transaction for U.S. federal income tax purposes.

If the sale of InfraREIT is completed, the exchange of our common stock for cash will be a taxable transaction for U.S. federal income tax purposes. In general, U.S. stockholders will be required to include in taxable income any excess of the cash received by such stockholder in the transaction over such stockholder’s adjusted tax basis in our common stock.

Risks Related to Our Business

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

Under existing PUCT orders, Sharyland and SDTS are required to file a new rate case by July 1, 2020, based on a test year ending December 31, 2019, and the PUCT has the authority to require us to file a new rate case earlier. Although we cannot predict what issues might be raised in that rate case or what the outcome of any particular issue may be, there were a number of fundamental legal and policy issues raised as part of our 2016 Rate Case, including questions regarding whether our leases with Sharyland are tariffs under PURA that are subject to regulation by the PUCT and challenges to the recovery of an income tax allowance by a utility organized in a REIT structure, and the Rate Case Dismissal preserved the right of the parties to the 2016 Rate Case to address in a future proceeding all issues not mooted by the Rate Case Dismissal. Therefore, it is possible that in a future rate case the parties could again argue that our leases, including the rent rates that SDTS charges Sharyland for its lease of the regulated assets owned by SDTS, should be directly regulated by the PUCT as tariffs under PURA, question our ability to recover an income tax allowance or raise various other issues that were in dispute in our 2016 Rate Case. It is possible that the consideration and resolution of any of these issues or other regulatory determinations could result in regulatory requirements or outcomes that adversely affect the amount of rent we would receive from Sharyland or Sharyland’s ability to meet its obligations to pay us rent pursuant to the leases, or that otherwise would materially and adversely affect our operating results and financial condition, limit our ability to timely recover our capital investments, challenge our ability to continue to operate as a REIT under applicable tax laws or otherwise materially and adversely affect our business.

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

The enactment of the TCJA will, over time, have the effect of decreasing the relative advantages of our current business model and, if we determine to implement another De-REIT alternative, the effects of this change in tax status could have adverse implications on our financial results or otherwise have a negative effect on us or our stockholders.

The TCJA reduced the corporate federal income tax rate from 35% to 21%, effective for taxable years beginning on or after January 1, 2018. In accordance with Accounting Standards Codification Topic 980, Regulated Operations, Section 405, Liabilities, we have recorded a regulatory liability for the amount of excess ADFIT associated with the lower corporate federal income tax rate. See the caption Tax Cuts and Jobs Act Regulatory Adjustment under Significant Components of Our Results of Operations included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At the time of the passage of the TCJA, Sharyland’s revenue requirement included its recovery in rates of an income tax allowance at the 35% corporate federal income tax rate. However, due to the enactment of the TCJA and at the request of the PUCT, during the first quarter of 2018 Sharyland agreed to reduce its WTS rate to reflect an income tax allowance at the reduced corporate federal income tax rate, and Sharyland expects the income tax allowance in its wholesale distribution substation service rates to be similarly reduced as part of the 2020 rate case, unless updated earlier as part of another regulatory filing or proceeding. The reduced income tax allowance has impacted, and will continue to impact, our percentage rent revenues, which are calculated based on a percentage of Sharyland’s gross revenue. Additionally, although our lease supplements with respect to our assets in service as of December 31, 2018 reflect the prior 35% tax rate, our lease supplements for assets to be placed in service during 2019 assume Sharyland’s recovery in rates of an income tax allowance at the new 21% corporate federal income tax rate. Lease payments for assets placed in service in future years or upon the renewal of our leases will also reflect this lower tax rate, as well as the impact of the regulatory liability, resulting in a reduction, relative to our historical lease terms, in the amount of lease revenue we receive per dollar of rate base. Further, in the future Sharyland could request a reduction in the existing lease payments for assets in service as of December 31, 2018 to reflect these changes. In light of the foregoing as well as the other potential impacts of the TCJA, the TCJA will, over time, have the effect of decreasing the relative economic benefits of owning utility assets in a REIT structure, as compared to a traditional C corporation structure. See Tax Cuts and Jobs Act Impacts under Part I, Item 1., Business.

Following the enactment of the TCJA, our board of directors reviewed our REIT status and, in the second quarter of 2018, directed management to pursue a De-REIT alternative. Ultimately, the pending transaction with Oncor was the De-REIT alternative selected by our board of directors. However, if the transaction with Oncor is not completed, our board of directors may determine to pursue another De-REIT alternative. The ultimate impact of any particular alternate De-REIT alternative on us or on our financial position would be subject to a number of variables, both positive and negative, the net effect of which we cannot predict at this time. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Although our board of directors could cause us to terminate our REIT status only if it determined in good faith that it is in our best interest, it is possible that a change that the board of directors determines to be in our best interest may not be in the best interest of any particular stockholder.

Because all of our lease revenues are currently generated by lease payments from Sharyland, our business, financial condition, results of operations and cash flows are dependent on Sharyland’s financial and operating performance.

Sharyland’s ability to make lease payments to us under our leases is subject to its ability to generate cash flows or raise additional capital sufficient to support its obligations. Sharyland has incurred both U.S. GAAP and management reported losses in the past. If Sharyland were to operate at a loss in future years, and if it is unable to obtain debt or equity capital to fund its cash needs, its financial condition and liquidity may suffer. Sharyland’s liquidity and operating results have been and will continue to be negatively impacted by the decrease in its revenues resulting from its agreement to reduce its WTS rate to give effect to the TCJA, and may also be negatively impacted if its expenses increase rapidly, including for reasons outside of its control, before it is able to file and complete a full rate proceeding with the PUCT in order to recover the higher operation and maintenance expenses in its rates.

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

There are two ways for us to increase our rate base and, as a result, our lease revenues, namely funding capital expenditures under our leases or acquiring additional regulated assets from Hunt or third parties. Our primary method for increasing our rate base has been funding Footprint Projects under our leases. There are a number of factors that could impact the amount of available investment in Footprint Projects, including the relative age of our system and the number of and capital needs associated with requests by electricity generators to connect to our transmission facilities, as well as population, economic and load growth in and around the Permian Basin, where growth may be adversely affected by the impact of lower oil and gas prices on economic activity in the region. Further, as a result of the 2017 Asset Exchange Transaction, we are focused on a transmission-based strategy, thereby forgoing future retail distribution capital expenditures. Transmission projects, as compared to distribution projects, are typically larger projects that require lengthy regulatory approval processes and longer construction times. As a result, we may experience significant variability in our capital expenditures and our ability to grow our rate base and lease revenue is uncertain. Additionally, although historically the PUCT has generally favored the expansion and updating of the transmission infrastructure within its jurisdiction, if the PUCT were to change its view on transmission needs in Texas, or if those needs do not continue or develop as projected, the amount of capital we will be able to invest in transmission assets could be impacted.

Under our existing development agreement with Hunt, we are prohibited from funding projects that qualify as ROFO Projects, even, in some circumstances, certain projects that connect to our transmission assets. Consequently, our ability to grow our rate base and revenues also depends in part on Hunt’s ability to develop and construct ROFO Projects and our ability to acquire ROFO Projects or other regulated assets on acceptable terms. Accordingly, if Hunt is unable to develop ROFO Projects or we do not identify regulated assets that are attractive to us, or if we are unable to acquire ROFO Projects or other regulated assets on terms that are acceptable to us, we will not experience the rate base and lease revenue growth that we would otherwise expect, which could affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Cyberattacks, physical breaches or other disruptions could negatively impact our business, assets and Sharyland’s operations.

We and Sharyland are subject to risks of cyber and physical security intrusions that attack our information technology systems, network infrastructure, technology and the facilities used to conduct our business and provide transmission services to ERCOT transmission customers. These intrusions could impair our ability to properly manage our data, networks, systems and other business processes, interfere with Sharyland’s operation of our assets and undermine our capability to protect sensitive information maintained in the normal course of business.

In the regular course of business, utilities handle a range of sensitive information. Cyberattacks and unauthorized access could result in the loss, or unauthorized use, of confidential, proprietary or critical infrastructure data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, increase costs and subject us or Sharyland to possible legal claims and liability. In addition, our assets and Sharyland’s critical energy infrastructure operations may be targets of terrorist activities that could disrupt our respective business operations. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or Sharyland or administer and maintain our respective sensitive information, could also be targets of cyberattacks and unauthorized access.

We rely on Sharyland for the cyber and physical security relating to its operations, including compliance with applicable laws, regulations and industry guidelines. While we and Sharyland have implemented measures designed to prevent cyberattacks and mitigate their effects should they occur, the techniques used by those who wish to obtain unauthorized access, and possibly compromise our systems or confidential information, change frequently, and there is no guarantee that the steps taken by us or Sharyland will be sufficient to eliminate all disruptions and security breaches. If any breach, intrusion or other disruption were to occur, our business, assets and results of operation may be adversely affected.

The results of our negotiations of future rent payments under our leases and our ability to renew our leases upon their expiration, or to identify new tenants under our leases, will affect our operating results and financial condition.

We generally do not negotiate lease payments with respect to the capital expenditures that we fund until shortly before the beginning of the year in which we expect the related assets to be placed in service. As a result, we have not yet negotiated lease payments under our existing leases with respect to capital expenditures that we expect to fund and place in service subsequent to 2019. Although our existing leases provide that our historical agreements with Sharyland will serve as the basis for new rent payments, we expect that, as a result of the TCJA, the amount of revenue we receive per dollar of rate base will be lower with respect to future assets placed in service or upon renewal of our leases, as compared to our existing lease terms. For example, our lease supplements for assets placed in service in 2019 assume the 21% corporate federal income tax rate, while the lease payments for all historical assets placed in service assume the prior 35% corporate federal income tax rate. Further, even after the impacts of the TCJA are reflected in our lease payments, there is no assurance that future negotiations of new or amended lease supplements will result in a certain level of lease payments or lease revenues.

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

Further, Sharyland’s obligation to pay rent in connection with capital expenditures that we fund does not begin until the related assets are placed in service and, in some instances, a TCOS filing with respect to the assets has become effective. Under current PUCT rules, Sharyland is permitted to make only two TCOS filings per year. See the caption Rate Setting under Regulatory Environment included in Part I, Item 1., Business. Accordingly, the lag time between the time we fund capital expenditures with respect to a project and when we begin receiving lease revenue on the related assets can be lengthy. Although we will earn AFUDC on the amounts we have expended on capital expenditures that have not yet been placed in service, this accrual does not represent cash earnings, nor does it apply to assets that have been placed in service, but have not yet begun generating revenue.

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

We intend to continue to make regular quarterly cash distributions to holders of our common stock. Under the terms of the merger agreement with Oncor, we are permitted to pay regular quarterly cash dividends of $0.25 per share of common stock (plus a pro-rated dividend for any partial quarter prior to the closing). However, our ability to pay a dividend depends upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based on, among other things:

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

We may need to raise additional funds from the capital markets in order to support our growth.

We may need to raise additional equity and debt capital from public markets in the future to support our growth. As a result, our financial condition and liquidity would be adversely affected if market conditions prevent us from obtaining financing on favorable terms, or at all, at a time when we would like, or need, to access those markets. Adverse business developments or market disruptions could increase the cost of financing or prevent us from accessing the capital markets on the schedule or timeline we expect or at all. The dilution associated with issuing equity at unfavorable prices could adversely affect the amount and growth of our distributions per share, non-GAAP earnings per share, net income attributable to InfraREIT, Inc. per share and other per share metrics. In some scenarios, if debt or equity capital were unavailable on any terms, we may not be able to pay or grow our cash distributions, fund capital expenditures for Footprint Projects under the leases or refinance our existing debt.

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

Our regulated assets and Sharyland’s operations are subject to hazards associated with electricity transmission and distribution and other events, which could result in costs and liabilities that adversely affect our or Sharyland’s financial condition.

Our regulated assets and Sharyland’s operations may be affected by hazards associated with electricity transmission and distribution, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, equipment interruptions, remediation, discharges or releases of toxic or hazardous substances and other environmental risks. These hazards can cause severe damage to or destruction of property and equipment and may result in suspension of operations. We and Sharyland are self-insured for a substantial portion of our regulated assets, and, as a result, there may not be adequate insurance to cover the associated costs of repair or reconstruction of our assets. Although it is possible that our capital expenditures to fund these remediation costs could be recoverable in rates, recovery of the related expenditures could be delayed or denied, in which case our rent revenues or Sharyland’s financial condition, cash flows and revenues would be adversely affected. Additionally, funding any remediation costs that are above the amounts recoverable in rates may negatively impact our financial condition or be dilutive to our stockholders.

In addition, the hazards associated with our assets may result in damages to third-party property or, more grievously, could cause physical injury or loss of life. As a result, in addition to any suspension of operations that may occur, we or Sharyland also may incur unexpected liabilities with respect to any civil or criminal penalties that may be imposed or other legal damages for which we or Sharyland are deemed responsible. Funding any damage claims above the amounts recoverable in rates (either as expenses or capital expenditures) may negatively impact our financial condition or be dilutive to our stockholders.

We may incur unexpected liabilities with respect to regulated assets that we acquire and may not be able to achieve the benefits of any such acquisition that we expect.

We expect to conduct customary due diligence with respect to any regulated assets that we may acquire, but our assessment may not identify all existing or potential problems, or enable us to become familiar enough with the acquired assets to fully assess any deficiencies. If we incur costs to remediate any deficiencies in the acquired assets that existed at closing or arise in the future, we may not have adequate recourse against the seller for such deficiencies, and there is no assurance that the PUCT will determine that all of such capital expenditures can be recovered through rates. Further, our ability to make specified claims against the seller of any regulated assets that we acquire will generally expire over time, and we may be left with no recourse for liabilities and other problems associated with the acquired assets that we do not discover prior to the expiration date related to such matters under the agreements governing the asset acquisition.

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

Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used, which could materially affect our financial statements. Further, changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include determining the fair value of our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See Summary of Critical Accounting Policies and Estimates under Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

We have a significant goodwill balance related to the acquisition of Cap Rock Holding Corporation (Cap Rock) and our formation transactions, both of which occurred in 2010. A determination that goodwill is impaired could result in a significant non-cash charge to earnings.

Our goodwill balance at December 31, 2018 was $138.4 million, of which $83.4 million is attributable to our acquisition of Cap Rock and $55.0 million is attributable to our formation transactions in 2010. An impairment charge must be recorded under U.S. GAAP to the extent that the implied fair value of goodwill is less than the carrying value of goodwill, as shown on our Consolidated Balance Sheets. We are required to test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may result in an interim impairment test include a decline in our stock price causing market capitalization to fall below book value, an adverse change in business conditions or an adverse regulatory action. If we were to determine that our goodwill is impaired, we would be required to reduce our goodwill balance by the amount of the impairment and record a corresponding non-cash charge to earnings. Depending on the amount of the impairment, an impairment determination could have a material adverse effect on our financial condition and results of operations, but would not have an impact on our cash flow.

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

Risks Related to Related Party Transactions and Conflicts of Interest

Hunt’s ownership and control of Hunt Manager and its current and prior relationships with our Chief Executive Officer and other officers and with two members of our board of directors give rise to conflicts of interest.

Our business originated in the Hunt organization, and Hunt Manager, our external manager, is a subsidiary of Hunt. All our officers, including our President and Chief Executive Officer, David A. Campbell, are employees of Hunt Manager. Mr. Campbell also serves as President and Chief Executive Officer of Sharyland, our sole tenant. Hunt controls the compensation of all our officers, including Mr. Campbell, and Hunt Manager’s employees enjoy various employee perquisites and other benefits associated with being a Hunt employee. Hunt Manager has granted or in the future may grant compensation or awards to our officers, including Mr. Campbell, that are based upon the performance of Hunt Manager, Hunt Developer, Sharyland and Hunt generally. As a result, Mr. Campbell and our other officers and other employees of Hunt Manager may benefit from the financial performance of these entities, including from (a) the consideration paid by us under the management agreement, (b) any economic benefit that Hunt or Sharyland receives from the performance of Sharyland or from the sale of ROFO Projects to us pursuant to the development agreement or (c) any economic benefit that Hunt or Sharyland receives from the merger with Oncor or the other pending corporate transactions, including the receipt by Hunt Manager of the consideration to be paid by us under the omnibus termination agreement. Consequently, Mr. Campbell, our other officers and other employees of Hunt Manager, each of whom reports, either directly or indirectly, to Mr. Campbell, may consider the interests of these Hunt affiliates in any negotiations, including in any negotiations with Sharyland regarding our leases or in other transactions that we undertake with Sharyland, and may be incentivized to focus on ROFO Projects and divert attention from Footprint Projects. Additionally, the duties owed to us by our officers, including Mr. Campbell, and Mr. Campbell’s duties to us as a director, may conflict with duties to, and pecuniary interests in, Hunt Manager, Hunt Developer, Sharyland and Hunt generally.

Hunter L. Hunt, who is a member of our board of directors, is the Co-Chief Executive Officer of HCI, Chairman of Sharyland, President of Hunt Developer and directly or indirectly has a significant economic interest in, and controls, Hunt Manager, Hunt Developer and Sharyland. Accordingly, Mr. Hunt will benefit from the consideration paid to Hunt Manager under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement and from the performance of Sharyland under the leases. Additionally, Mr. Hunt, through his affiliation with Hunt and Sharyland, has financial interests in transactions with Oncor or Sempra to which Hunt or Sharyland is a party, including as a result of the receipt by Hunt Manager of the consideration to be paid by us under the omnibus termination agreement. Mr. Hunt’s duties to us as a director may conflict with his duties to, and pecuniary interest in, Hunt Manager, Hunt Developer, Sharyland and Hunt. As a result, Mr. Hunt may consider the interests of Hunt Manager, Hunt Developer, Sharyland and Hunt generally in any negotiation between us and one of those entities and may benefit from the consideration we pay Hunt Manager under the management agreement, from any economic benefit that Hunt or Sharyland receives from the sale of ROFO Projects to us pursuant to the development agreement and from the performance of Sharyland.

Although we intend to operate and manage our business for the benefit of our stockholders, there is a risk that actual or perceived conflicts of interest could affect the manner in which we treat Hunt as a limited partner in the Operating Partnership or how we manage our relationships with Hunt Manager, Hunt Developer and Sharyland under the management agreement, the development agreement and our leases and that the negotiations and agreements between us, our subsidiaries or the Operating Partnership, on the one hand, and these entities and their affiliates, on the other hand, may not solely reflect the interests of our stockholders. If we were to terminate any of our leases with Sharyland, we would lose the benefit of the relationship that we have cultivated with Sharyland and could damage our relationship with Hunt. Further, if we were to terminate the management agreement with Hunt Manager, the development agreement also would automatically expire. These complications and costs could adversely affect our results of operations, financial condition and relationship with regulators and ratepayers.

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

We are one of only a few REITs engaged in owning and leasing regulated assets or similar assets. There is little or no guidance in the tax law regarding the qualification of regulated assets as real estate assets and the rent therefrom as qualifying rental income under the REIT asset and income tests. We hold a private letter ruling from the IRS that provides that regulated asset systems qualify as real estate assets and the rent therefrom generally constitutes qualifying rental income. We can rely upon that ruling for those assets that fit within the scope of the ruling only to the extent that (1) we have the legal and contractual rights described therein and are considered to be the same taxpayer as, or are treated for tax purposes as the successor to, the taxpayer that obtained the ruling; (2) we did not misstate or omit in the ruling request a relevant fact; and (3) we continue to operate in the future in accordance with the relevant facts described in such request. No assurance can be given that we will always be able to operate in the future in accordance with the relevant facts described in such request. Further, to the extent our private letter ruling was determined to be inconsistent with subsequently adopted rules and regulations regarding the qualification of certain of our regulated assets as real estate assets, we would no longer be able to treat such regulated assets as real estate assets and/or rent therefrom as qualifying income for purposes of applying the REIT asset or income tests. In this regard, in August 2016, the U.S. Department of Treasury issued final regulations that clarify the definition of “real property” for purposes of the REIT asset and income tests. Although we do not believe that the new regulations are inconsistent with our private letter ruling, there can be no assurance that the IRS will agree with this position. If we were not able to treat our regulated assets as real estate assets and/or the rent therefrom as qualifying rental income for purposes of applying the REIT asset or income tests, we might fail to qualify as a REIT.

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

If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership is and will continue to be treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to U.S. federal income tax on its income. Instead, for U.S. federal income tax purposes, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner’s share of the Operating Partnership’s income. We cannot guarantee that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership or disregarded entity for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or certain subsidiary partnerships as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the applicable REIT gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or certain subsidiary partnerships to qualify as a partnership or disregarded entity could cause the applicable entity to become subject to federal corporate income tax, which would adversely affect our results of operations and significantly reduce the amount of cash the Operating Partnership has available for distribution to its partners, including us.

If InfraREIT, L.L.C. is determined to have failed to qualify as a REIT for any reason or if we were to acquire C corporations in the future, we may inherit material tax liabilities and other tax attributes from InfraREIT, L.L.C. or such acquired corporations, and we may be required to distribute earnings and profits.

InfraREIT, L.L.C. elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2010. The formation of a partnership unrelated to InfraREIT, Inc. in 2011 between a Hunt affiliate and an affiliate of a former shareholder of InfraREIT, L.L.C. (Shareholder) triggered certain provisions in InfraREIT, L.L.C.’s limited liability company agreement designed to protect against rent received from Sharyland being deemed to be rent from a related party which could have caused InfraREIT, L.L.C. to fail to qualify as a REIT. As a result of the application of these provisions, shares held by the Shareholder that would have resulted in the Shareholder holding in excess of 9.8% of the total number of outstanding shares of InfraREIT, L.L.C. were automatically transferred to Westwood Trust, as trustee of a trust for the benefit of a charitable beneficiary. If these provisions were deemed to be ineffective, InfraREIT, L.L.C. would not have met the REIT requirements and, as a result, would have been taxed as a C corporation. If InfraREIT, L.L.C. is deemed to have failed to meet the REIT requirements as a result of the 2011 transaction or otherwise, we would be liable for the taxes InfraREIT, L.L.C. would have been required to pay, which could have an adverse effect on our financial condition and results of operations.

In addition, in 2010 we acquired Cap Rock, which was a C corporation, in a transaction in a carry-over basis transaction, meaning that the basis of the corporation’s assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporation. If, in the future, we were to acquire assets from a C corporation in a carry-over basis transaction (or if InfraREIT, L.L.C. failed to meet the REIT requirements prior to its merger with InfraREIT, Inc.), and if we dispose of any such asset in a taxable transaction (including by deed in lieu of foreclosure) during the five year period beginning on the date of the carry-over basis transaction, then we may be required to pay tax at the highest regular U.S. federal corporate tax rate on the gain recognized to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted tax basis in the asset, in each case determined as of the date of the carry-over basis transaction. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.

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

The current maximum U.S. federal income tax rate for certain qualified dividends paid by corporations to U.S. stockholders that are individuals, trusts and estates is 20%, or 23.8% including Medicare investment taxes on investment income applicable to certain stockholders (Medicare investment taxes). Dividends payable by REITs are generally not qualified dividends eligible for these reduced rates. The TCJA included other provisions that generally had the effect of reducing the maximum income tax rate applicable to REIT dividends (other than capital gain dividends) paid to individual REIT shareholders from 39.6% to 29.6%, or 33.4% including Medicare investment taxes. However, these provisions are set to expire after 2025 and, thus, if these provisions are not extended by subsequent legislation, dividends payable by REITs to U.S. stockholders that are individuals, trusts and estates after 2025 would be subject to a 39.6%, or 43.4% including Medicare investment taxes, maximum U.S. federal income tax rate. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock. States may also choose to tax investment and dividend income at higher rates than ordinary income, and to the extent more states do so, then such taxes may further reduce the attractiveness of REITs from an investment standpoint. Any future changes in the federal, state or local income tax laws regarding the taxation of dividends payable to stockholders could also impact the attractiveness of REITs from an investment standpoint.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, sources of our income and amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments. If we do not have other funds available in these situations, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement and to avoid corporate income tax and the 4% excise tax in any particular year could cause us to sell assets in adverse market conditions, issue equity or incur debt on unfavorable terms or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. These alternatives could increase our costs or reduce the value of our equity. Accordingly, satisfying the REIT requirements could hinder our ability to grow, which could adversely affect the value of our common stock, or could cause holders of our common stock to incur tax liabilities in excess of cash distributions.

Recent changes to the U.S. tax laws or future changes affecting REITs could have a negative effect on us.

The TCJA is a complex revision to the U.S. federal income tax laws and, although some guidance has been issued, the TCJA will continue to require additional rulemaking and interpretation in a number of areas. As a result, the effect of the changes made in the TCJA still is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. There may be substantial delay before administrative guidance is issued or certain remaining drafting errors or other unintended consequences of the TCJA are addressed in subsequent legislation, the effect of which cannot be predicted and may have unanticipated or unfavorable effects on us or our stockholders.

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

Even if we qualify for taxation as a REIT, we may be liable for certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, a 100% penalty tax on any gain if we sell property as a dealer, alternative minimum tax (for taxable years beginning before January 1, 2018), tax on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes, including mortgage recording taxes.

In addition, if we were to form or hold an interest in a taxable REIT subsidiary in the future, any such taxable REIT subsidiary would be subject to U.S. federal, state and local corporate income or franchise taxes, and our ownership of any taxable REIT subsidiary would be subject to certain restrictions, including that we structure transactions with our taxable REIT subsidiary on an arm’s length basis. Any taxes paid by such taxable REIT subsidiary would decrease the cash available for distribution to our stockholders. In addition, we would be subject to a 100% excise tax on transactions between us and our taxable REIT subsidiary that are not conducted on an arm’s length basis.

The TCJA may impact our ability to utilize our interest expense deductions to fully offset our taxable income in future periods.

The TCJA included provisions which generally limit our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for a particular year. Interest expense subject to this limitation may be carried forward by us for use in later years, subject to these limitations.

This interest deductibility limitation is not applicable, however, to interest paid or accrued on indebtedness properly allocable to a rate-regulated electricity transmission or distribution business or to an electing real property trade or business. While we believe we qualify for these exceptions, the statute and the recently issued proposed regulations are not entirely clear as to how or the extent to which these exceptions apply to our particular circumstances.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price of our stock include:

•	daily market expectations regarding the ability to complete the sale of InfraREIT;
•	our ability to complete the sale of InfraREIT;
•	market expectations regarding our continued status as a REIT if the sale of InfraREIT is not completed;
•	the value and timing of our quarterly distributions;
•	changes in our lease payments or the rates Sharyland can charge its customers;
•	our operating performance and deviations from estimates of funds from operations, adjusted funds from operations, capital needs or earnings;
•	the termination of or failure to renew a lease with Sharyland;
•	changes in the laws applicable to REITs and legislative or regulatory developments that affect us or our industry;
•	future offerings of debt or equity, including preferred equity securities that are senior to our common stock; and
•	other factors described in these Risk Factors or elsewhere in this Annual Report on Form 10-K.

Future sales of shares of our common stock (or securities redeemable for shares of our common stock), or the perception that such sales might occur, may cause you to incur significant dilution and may depress the price of our shares.

If the merger with Oncor is delayed beyond current expectations or ultimately is not completed, we may need to raise equity and debt capital from public markets in the future to support our growth and the distributions we are required to make to our stockholders. Future issuances of shares of our common stock and the perception that these issuances may occur may cause you to suffer significant dilution in your ownership of our common stock and could decrease the market price per share of our common stock. Further, any sales by us or our stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline.

Subject to the terms of the Operating Partnership’s partnership agreement, OP Units in the Operating Partnership held by limited partners may be redeemed for cash or, at our election, shares of our common stock. If we choose to satisfy this redemption right through issuance of shares of our common stock, it could result in the issuance of a large number of new shares of our common stock. In addition, pursuant to a registration rights agreement among certain of our pre-IPO investors, including Hunt, we have filed a shelf registration statement that registers for resale under the Securities Act of 1933, as amended (Securities Act), the shares of our common stock that constitute “registrable securities” under the registration rights agreement, including certain shares that may be issued upon the redemption of outstanding OP Units. We also have the obligation to register additional shares of common stock beneficially owned by Hunt in the future. Registration of the resale of these shares of our common stock facilitates their sale into the public market. If any or all of these holders cause a large number of their shares to be sold in the public market, or if investors believe that these sales could occur, such sales and beliefs could reduce the trading price of our common stock and could impede our ability to raise future capital.

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

As permitted by the MGCL, we have elected, by resolution of our board of directors, to exempt from the business combination provisions of the MGCL any business combination between us and any other person that is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), and our bylaws contain a provision exempting any and all acquisitions of our common stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt in to the control share provisions of the MGCL at any time in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. In addition, through provisions in our charter and bylaws unrelated to Subtitle 8, we already (1) have a board of directors that is classified in three classes serving staggered three-year terms, (2) require a two-thirds vote for the removal of any director from the board of directors, which removal must be for cause, (3) vest in the board of directors the exclusive power to fix the number of directorships, subject to limitations set forth in our charter and bylaws and (4) require that, for stockholders to call a special meeting, the request must be made by stockholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting, unless the meeting is called by the Chairman of our board of directors, our Lead Director, if any, our Chief Executive Officer, our President or our board of directors. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

In addition, the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests.

Our charter contains restrictions on the ownership and transfer of our common stock that may delay, defer or prevent a change of control transaction.

Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as it determines are necessary or advisable to preserve our qualification as a REIT. Our charter also prohibits, among other things, the beneficial or constructive ownership by any person (which includes any “group” as defined by Section 13(d)(3) of the Exchange Act) of more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes or series of our capital stock, in each case excluding any shares that are not treated as outstanding for U.S. federal income tax purposes. Our board of directors may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our capital stock may:

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

Our directors and officers have duties to us under Maryland law. At the same time, we have fiduciary duties, as general partner, to the Operating Partnership and to its limited partners under Delaware law. Our duties as the general partner of the Operating Partnership may come into conflict with the duties of our directors and officers to us. Although the Operating Partnership’s partnership agreement generally limits our liability for our acts or omissions in our capacity as the general partner of the Operating Partnership, provided we acted in good faith, Delaware law is not settled on these types of modifications to fiduciary duties, and we have not obtained an opinion of counsel as to the validity or enforceability of such provisions.

We may structure acquisitions of assets in exchange for OP Units on terms that could limit our liquidity or our flexibility.

We may acquire assets by issuing OP Units in exchange for an asset owner contributing assets to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such assets to accept OP Units, rather than cash, in exchange for their assets, it may be necessary for us to provide them additional incentives. For instance, the Operating Partnership’s partnership agreement provides that any holder of OP Units may exchange such units for cash equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. Finally, in order to allow a contributor of assets to defer taxable gain on the contribution of assets to the Operating Partnership, we might agree not to sell a contributed asset for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those assets, even if market conditions made such a sale favorable to us.

Our authorized but unissued shares of common and preferred stock could prevent a change in our control.

Our charter authorizes our board of directors to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors could establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interests of our stockholders.

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

See Our Regulated Assets in Part I, Item 1., Business for a description of our properties.

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

Our common stock is listed on the NYSE under the symbol “HIFR.” As of February 20, 2019, there were 115 holders of record of our common stock. The closing price of our common stock on February 20, 2019 was $21.27.

As a REIT, we must make current distributions of at least 90% of our annual taxable income, excluding capital gains and other adjustments, and as such, we expect to distribute at least 100% of our taxable income. Under the terms of the merger agreement with Oncor, we are permitted to pay regular quarterly cash dividends of $0.25 per share of common stock (plus a pro-rated dividend for any partial quarter prior to the closing). For a description of restrictions on our subsidiaries’ ability to make distributions to us, which impacts our ability to pay dividends to our stockholders, see Note 9, Borrowings Under Credit Facilities and Note 10, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1. However, we do not expect these limitations to adversely affect our ability to make dividend payments to our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two equity compensation plans: the InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) and the InfraREIT, Inc. 2015 Non-Qualified Employee Stock Purchase Plan (ESPP). We currently intend to utilize the 2015 Equity Incentive Plan to compensate our non-executive directors for their service on our board of directors. As of December 31, 2018, no shares have been purchased or offered for purchase under the ESPP. For more information about the 2015 Equity Incentive Plan and the ESPP, see Note 18, Share-Based Compensation in the Notes to the Consolidated Financial Statements beginning on page F-1.

The following table sets forth certain information regarding the 2015 Equity Incentive Plan and ESPP as of December 31, 2018:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders:
2015 Equity Incentive Plan	118,307	(1) (2)	N/A	(1)	236,401	(2)
ESPP	—		N/A		250,000
Total equity compensation plans approved by stockholders	118,307				486,401
Equity compensation plans not approved by stockholders	—		N/A		—
Total	118,307		N/A		486,401

(1)

Represents long-term incentive units (LTIP Units), all of which vested by the end of January 2019, that are convertible into common units, which may be presented to the Operating Partnership for redemption and acquired by us for shares of our common stock. Because there is no exercise price associated with the LTIP Units, there is no weighted average exercise price presented.

(2)

On January 2, 2019, we granted an aggregate of 22,674 shares of common stock to members of our board of directors, other than David A. Campbell and Hunter L. Hunt, which are scheduled to vest in January 2020, subject to continued service.

Performance Graph

The following graph shows our cumulative total stockholder return for the period beginning January 30, 2015, the date our stock began trading on the NYSE, and ending on December 31, 2018. The graph also shows the cumulative total returns of the Russell 2000 Index, in which we are included, and the Edison Electric Institute (EEI) Index.

The comparison below assumed $100 was invested on January 30, 2015 in our common stock and in each index shown and assumes that all dividends are reinvested. Our stock performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Return from January 30, 2015 Through December 31, 2018

Among InfraREIT, Inc., the Russell 2000 Index and the EEI Index

$150
$125
$100
$75
$50
HIFR
EEI Index
Russell 2000 Index
1/30/2015
6/30/2015
12/31/2015
6/30/2016
12/31/2016
6/30/2017
12/31/2017
6/30/2018
12/31/2018

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate this information by reference therein and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

The EEI Index is a non-traded index that measures total shareholder return for the 42 U.S. shareholder owned electric utilities and is comprised of the following as of December 31, 2018:

Company Name	Ticker Symbol	Company Name	Ticker Symbol
ALLETE, Inc.	ALE	IDACORP, Inc.	IDA
Alliant Energy Corporation	LNT	MDU Resources Group Inc.	MDU
Ameren Corporation	AEE	MGE Energy, Inc.	MGEE
American Electric Power Company, Inc.	AEP	NextEra Energy, Inc.	NEE
Avangrid, Inc.	AGR	NiSource Inc.	NI
Avista Corporation	AVA	NorthWestern Corporation	NWE
Black Hills Corporation	BKH	OGE Energy Corp.	OGE
CenterPoint Energy, Inc.	CNP	Otter Tail Corporation	OTTR
CMS Energy Corporation	CMS	PG&E Corporation	PCG
Consolidated Edison, Inc.	ED	Pinnacle West Capital Corporation	PNW
Dominion Resources, Inc.	D	PNM Resources, Inc.	PNM
DTE Energy Company	DTE	Portland General Electric Company	POR
Duke Energy Corporation	DUK	PPL Corporation	PPL
Edison International	EIX	Public Service Enterprise Group Incorporated	PEG
El Paso Electric Company	EE	SCANA Corporation	SCG
Entergy Corporation	ETR	Sempra Energy	SRE
Evergy, Inc.	EVRG	The Southern Company	SO
Eversource Energy	ES	Unitil Corporation	UTL
Exelon Corporation	EXC	Vectren Corporation	VVC
FirstEnergy Corp.	FE	WEC Energy Group, Inc.	WEC
Hawaiian Electric Industries, Inc.	HE	Xcel Energy Inc.	XEL

Item 6.	Selected Financial Data

Because InfraREIT, Inc.’s financial operating results prior to our initial public offering primarily reflect costs related to a private letter ruling from the IRS in 2006 and accounting services in 2014, we present the historical financial information of InfraREIT, L.L.C. for the year ended December 31, 2014 and its 2015 results through February 4, 2015, when InfraREIT, L.L.C. was merged with and into InfraREIT, Inc. (Merger), along with the operations of InfraREIT, Inc. thereafter. Unless otherwise indicated or the context requires, all information presented gives effect to a 1 for 0.938550 reverse split of the shares of InfraREIT, L.L.C. and a concurrent 1 for 0.938550 reverse split of the units representing limited partnership interests in the Operating Partnership, which was effected on January 29, 2015.

The following tables show our selected financial information. These tables should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K beginning on page F-1.

Operating Information

	Years Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Revenue
Base rent	$191,319	$165,264	$145,030	$125,669	$106,746
Percentage rent	9,035	25,077	27,069	25,534	27,669
Total lease revenue	200,354	190,341	172,099	151,203	134,415
Tax Cuts and Jobs Act regulatory adjustment	—	(55,779)	—	—	—
Net revenue	200,354	134,562	172,099	151,203	134,415
Operating costs and expenses
General and administrative expense	30,965	25,388	21,852	64,606	18,625
Depreciation	47,813	51,207	46,704	40,211	35,080
Gain on 2017 Asset Exchange Transaction	—	(257)	—	—	—
Total operating costs and expenses	78,778	76,338	68,556	104,817	53,705
Income from operations	121,576	58,224	103,543	46,386	80,710
Other (expense) income
Interest expense, net	(42,122)	(40,671)	(36,920)	(28,554)	(32,741)
Other income (expense), net	1,117	718	3,781	3,048	(17,236)
Total other expense	(41,005)	(39,953)	(33,139)	(25,506)	(49,977)
Income before income taxes	80,571	18,271	70,404	20,880	30,733
Income tax (benefit) expense	(4,581)	1,218	1,103	949	953
Net income	85,152	17,053	69,301	19,931	29,780
Less: Net income attributable to noncontrolling interest	23,482	4,751	19,347	6,664	6,882
Net income attributable to InfraREIT, Inc.	$61,670	$12,302	$49,954	$13,267	$22,898
Net income attributable to InfraREIT, Inc. common shareholders per share:
Basic	$1.40	$0.28	$1.14	$0.31	$0.65
Diluted	$1.40	$0.28	$1.14	$0.31	$0.65

Other Information

	Years Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Cash dividends declared per common share (1)	$1.000	$1.000	$1.000	$1.075	$0.310
Cash flows provided by operating activities	124,970	117,582	123,134	105,794	82,500
Cash flows used in investing activities	(68,218)	(166,500)	(231,312)	(369,281)	(210,791)
Cash flows provided by financing activities (2)	(57,805)	34,174	116,319	257,346	136,158
Non-GAAP EPS (3) (4)	1.42	1.26	1.21	1.21	1.24
FFO (3) (4)	132,965	68,260	116,005	60,142	64,860
AFFO (3) (4)	132,752	126,897	116,259	108,862	90,513

(1)	Calculated based on dividends declared in period regardless of period paid.
(2)

Prior years have been adjusted for the adoption of Accounting Standard Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force). See Recent Accounting Guidance in Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements beginning on page F-1.

(3)	Unaudited.

(4)

For a discussion of non-GAAP earnings per share (Non-GAAP EPS); funds from operations (FFO); and adjusted FFO (AFFO) and a reconciliation to their nearest U.S. GAAP counterparts, see Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the years ended December 31, 2014 and 2015, there are additional non-GAAP adjustments used for Non-GAAP EPS and AFFO. There are two common adjustments for both Non-GAAP EPS and AFFO which include adding back the non-cash reorganization structing fee of $44.9 million related to our reorganization transactions in 2015 and adding back the reorganization expense of $1.7 million and $0.3 million related to our IPO and related reorganization transactions in 2014 and 2015, respectively. Additionally, there is an adjustment to Non-GAAP EPS for adding back the expense related to the contingent consideration issued as deemed capital credits of $18.4 million in 2014.

Balance Sheet

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Electric plant, net	$1,811,317	$1,772,229	$1,640,820	$1,434,531	$1,227,146
Cash and cash equivalents	1,808	2,867	17,612	9,471	15,612
Total assets	2,031,030	1,993,868	1,876,700	1,663,510	1,503,467
Short-term borrowings and current portion of long-term debt	121,292	109,305	145,349	61,423	237,280
Long-term debt	832,455	841,215	709,488	617,305	610,329
Other liabilities	151,417	142,490	77,952	50,514	70,404
Total liabilities	1,105,164	1,093,010	932,789	729,242	918,013
Total InfraREIT, Inc. equity	676,701	657,067	688,040	678,123	440,387
Noncontrolling interest	249,165	243,791	255,871	256,145	145,067
Total equity	925,866	900,858	943,911	934,268	585,454
Total equity and liabilities	2,031,030	1,993,868	1,876,700	1,663,510	1,503,467

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in owning and leasing rate-regulated assets in Texas. We are structured as a REIT and lease all our regulated assets to Sharyland, a Texas-based regulated electric utility. Currently, our assets are located in the Texas Panhandle; near Wichita Falls, Abilene and Brownwood; in the Permian Basin; and in South Texas. We were formed in 2009 and have grown our rate base from approximately $60 million as of December 31, 2009 to $1.5 billion as of December 31, 2018. For additional information on our assets, see the captions Company Overview and Our Regulated Assets in Part I, Item 1., Business.

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

Recent Events

Sale and Asset Exchange

On October 18, 2018, InfraREIT and the Operating Partnership entered into a definitive agreement to be acquired by Oncor for $21.00 per share or OP Unit, as applicable, in cash, valued at approximately $1.275 billion, plus the assumption of our net debt of approximately $950 million as of December 31, 2018.

As a condition to Oncor’s acquisition of us, SDTS and Oncor also signed a definitive agreement with Sharyland to exchange, immediately prior to Oncor’s acquisition, SDTS’s South Texas assets for certain assets owned by Sharyland. SDTS and Sharyland have agreed to terminate their existing leases in connection with the asset exchange.

The asset exchange with Sharyland and merger with Oncor are mutually dependent on one another, and neither will become effective without the closing of the other. See Pending Corporate Transactions below for additional information.

Our Business Model

We lease all our regulated assets to our tenant, Sharyland, which makes lease payments to us consisting of base and percentage rent. To support its lease payments to us, Sharyland provides transmission and wholesale distribution service and collects revenue from other utilities through PUCT-approved rates. Prior to the closing of the 2017 Asset Exchange Transaction, Sharyland also delivered electric service directly to end use customers. Under the terms of our leases, Sharyland is responsible for the operation of our assets, payment of all property related expenses associated with our assets, including repairs, maintenance, insurance and taxes (other than income and REIT excise taxes) and construction of Footprint Projects. Sharyland is also primarily responsible for regulatory compliance and reporting requirements related to our assets. As a utility operating within a REIT structure, there are two ways for us to increase our rate base and, as a result, our lease revenues, namely funding capital expenditures for Footprint Projects under our leases or acquiring additional regulated assets from Hunt or third parties.

Significant Components of Our Results of Operations

Lease Revenue

All our lease revenue consists of rental payments from Sharyland under our leases. Sharyland makes scheduled lease payments to us that primarily consist of base rent, which is a fixed amount, but certain lease supplements contain percentage rent as well, which is a percentage of Sharyland’s gross revenue, as defined in the leases, earned through its PUCT-approved rates. We recognize base rent under these leases on a straight-line basis over the applicable term. We recognize percentage rent under these leases once the gross revenue earned by Sharyland on the leased assets exceeds the annual specified breakpoints established in our leases. Because these annual specified breakpoints must be met before we can recognize any percentage rent revenue, we anticipate our revenue will grow over the year with little to no percentage rent recognized during the first and second quarters of each year, with the largest amounts recognized during the third and fourth quarters of each year.

Tax Cuts and Jobs Act Regulatory Adjustment

As an owner of regulated utility assets, we have established an ADFIT balance for regulatory purposes primarily associated with the difference between U.S. GAAP and federal income tax depreciation on our assets. Prior to the enactment of the TCJA in December 2017, this ADFIT was calculated based on a 35% corporate federal income tax rate but was not recorded on our balance sheet or income statement due to our expectation that we would not pay corporate federal income taxes as a result of our REIT structure. With the enactment of the TCJA, the corporate federal income tax rate was reduced to 21% effective for tax years beginning on or after January 1, 2018. Regulatory accounting rules require that utilities revalue their ADFIT balances based on a change in corporate federal income tax rates, to remove the difference from ADFIT and to create a regulatory liability for the reduction in ADFIT. Therefore, during the fourth quarter of 2017, we reduced our ADFIT by $55.8 million and created a regulatory liability for regulatory purposes. Additionally, we recorded the $55.8 million regulatory liability on our Consolidated Balance Sheet as of December 31, 2017 with a corresponding reduction to our 2017 revenue as deferred tax liabilities had not previously been recorded on our Consolidated Balance Sheets.

Operating Expenses

General and Administrative

Our general and administrative expense includes management fees to Hunt Manager and professional services costs we incur, such as director compensation, stock exchange listing fees, transfer agent costs, legal and audit costs related to filings with the SEC, transaction costs related to our 2017 Asset Exchange Transaction, transaction costs associated with the pending sale of InfraREIT, Inc. and expenses associated with our Texas franchise settlement.

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

TCJA Impacts

At the time of the passage of the TCJA, Sharyland’s revenue requirement included its recovery in rates of an income tax allowance at the 35% corporate federal income tax rate, and our lease supplements with Sharyland with respect to our assets in service as of December 31, 2018 reflect this assumption. However, due to the enactment of the TCJA and at the request of the PUCT, Sharyland agreed to reduce its WTS rate to reflect an income tax allowance at the 21% corporate federal income tax rate during the first quarter of 2018. This reduction impacts our percentage rent revenues, which are calculated based on a percentage of Sharyland’s gross revenue.

The impact of the TCJA has been incorporated into our lease supplements for assets that we expect to place in service during 2019. Additionally, any new lease supplement for future assets placed in service or lease renewal will reflect a reduction in Sharyland’s rates and the other impacts of the TCJA. These changes will result in a reduction in the amount of lease revenue we receive per dollar of rate base relative to our historical lease terms. It is possible that, in the future, Sharyland could request a reduction in rent for existing assets already under lease to reflect the impacts of the TCJA on its rates and financials results; if such a request is made, we are not obligated under the leases to agree to the requested change.

Although the revenue requirement of all utilities will eventually be impacted by the lower corporate federal income tax rate in the TCJA, utilities organized in a traditional C corporation structure generally will experience a corresponding offset in income tax expense. However, for so long as we qualify as a REIT, we will not pay corporate federal income taxes, and as such, as the lower tax rate is incorporated into our leases, we will begin to receive lower lease revenue without an offsetting reduction in our expenses. Accordingly, the reduction in the corporate federal income tax rate from 35% to 21% in the TCJA will, over time, have the effect of decreasing the relative economic benefits of owning utility assets in a REIT structure, as compared to a traditional C corporation structure.

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

The rental payments under our leases are based on the premise that we, as the owner of the regulated assets, should receive most of the regulated return on our invested capital, while leaving Sharyland with a portion of the return that gives it the opportunity to operate prudently and remain financially stable. Because our existing rate base will decrease over time as our regulated assets depreciate, revenue under our leases will decrease over time unless we add to our existing rate base by placing additional assets in service to offset the decreases in rent resulting from depreciation.

Capital Expenditures

Sharyland is required to provide a capital expenditure budget on a rolling three-year basis that sets forth anticipated capital expenditures related to Footprint Projects. Our capitalization policies, consistent with standard utility practice under U.S. GAAP, determine whether a particular expenditure is characterized as a Footprint Project, which we are required to fund, or a repair, which Sharyland is required to fund. Footprint Projects expenditures are capitalized and increase our net electric plant while expenditures relating to repairs of our existing regulated assets are expensed by Sharyland.

InfraREIT, Inc. Results of Operations

	Years Ended December 31,
(In thousands)	2018	2017	2016
Lease revenue
Base rent	$191,319	$165,264	$145,030
Percentage rent	9,035	25,077	27,069
Total lease revenue	200,354	190,341	172,099
Tax Cuts and Jobs Act regulatory adjustment	—	(55,779)	—
Net revenues	200,354	134,562	172,099
Operating costs and expenses
General and administrative expense	30,965	25,388	21,852
Depreciation	47,813	51,207	46,704
Gain on 2017 Asset Exchange Transaction	—	(257)	—
Total operating costs and expenses	78,778	76,338	68,556
Income from operations	121,576	58,224	103,543
Other (expense) income
Interest expense, net	(42,122)	(40,671)	(36,920)
Other income, net	1,117	718	3,781
Total other expense	(41,005)	(39,953)	(33,139)
Income before income taxes	80,571	18,271	70,404
Income tax (benefit) expense	(4,581)	1,218	1,103
Net income	85,152	17,053	69,301
Less: Net income attributable to noncontrolling interest	23,482	4,751	19,347
Net income attributable to InfraREIT, Inc.	$61,670	$12,302	$49,954

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Lease revenue — Lease revenue was $200.4 million and $190.3 million for the years ended December 31, 2018 and 2017, respectively, representing an increase of $10.1 million, or 5.3%, due to additional assets under lease. Base rent was $191.3 million, or 95.5% of total revenue, and $165.2 million, or 86.8% of total revenue, for the years ended December 31, 2018 and 2017, respectively, representing an increase of $26.1 million, or 15.8%. Percentage rent was $9.1 million, or 4.5% of total revenue, and $25.1 million, or 13.2% of total revenue, for the years ended December 31, 2018 and 2017, respectively, representing a decrease of $16.0 million.

The increase in base rent was driven by the change in the allocation of our total rent components between base and percentage rent and addition of assets under lease. When compared to 2017, 2018 base rent represents a higher proportion of total lease revenue as a result of the Permian Lease renewal and the assets acquired in the 2017 Asset Exchange Transaction, which were added to the CREZ Lease, having only base rent and not a percentage rent component. Additionally, 2018 percentage rent is impacted because Sharyland reduced its wholesale transmission service rates during the first quarter of 2018 to reflect an income tax allowance at the new 21% corporate federal income tax rate. This reduction in rates contributed to a reduction in Sharyland’s revenues during 2018 as compared to 2017. See Note 17, Leases in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Tax Cuts and Jobs Act regulatory adjustment — During the year ended December 31, 2017, we recorded a non-cash reduction to revenue of $55.8 million due to the enactment of the TCJA and established a regulatory liability as more fully explained below in the comparison of 2017 to 2016 expenses. An additional Tax Cuts and Jobs Act regulatory adjustment was not made during 2018. The regulatory liability will be amortized as an increase to revenue over a future period to be determined in a future rate proceeding. We did not have a rate proceeding that would have determined an amortization period for the regulatory liability during 2018; therefore, amortization of the regulatory liability did not occur during 2018.

General and administrative expense — General and administrative expense was $31.0 million and $25.4 million for the years ended December 31, 2018 and 2017, respectively, representing an increase of $5.6 million, or 22.0%. The increase in general and administrative expense was primarily driven by a $4.4 million increase in transaction costs, $1.2 million in professional services fee associated with the settlement of our Texas franchise taxes, $0.5 million for the review of our company structure (De-REIT) alternatives, $0.3 million loss on distribution inventory and $0.2 million for the evaluation of the TCJA partially offset by a $0.5 million decrease in regulatory expenses and $0.4 million decrease in management fees. The increase in transaction costs represents the difference between the $9.1 million of professional services fees we incurred in 2018 compared to $4.7 million in 2017. The $4.4 million increase in transaction costs represents $8.9 million of fees related to the pending sale of InfraREIT incurred during the second half of 2018 and $0.2 million of fees related to the 2017 Asset Exchange Transaction incurred in the first quarter of 2018 partially offset by $4.7 million of fees related to the 2017 Asset Exchange Transaction incurred in 2017.

Depreciation — Depreciation expense was $47.8 million and $51.2 million for the years ended December 31, 2018 and 2017, respectively, representing a decrease of $3.4 million, or 6.6%. The decrease in depreciation expense was due to our asset mix changing from approximately 70% transmission and 30% distribution to 90% transmission and 10% distribution after the 2017 Asset Exchange Transaction. See Electric Plant, net in Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Gain on 2017 Asset Exchange Transaction — During 2017, we recognized a $0.3 million gain associated with inventory that was sold to Oncor as part of the 2017 Asset Exchange Transaction. We did not have this type of transaction in 2018.

Interest expense, net — Interest expense, net was $42.1 million and $40.7 million during the years ended December 31, 2018 and 2017, respectively, representing an increase of $1.4 million, or 3.4%. The increase in interest expense, net was due to higher average debt balances and interest rates during 2018 as compared to 2017. Interest expense was partially offset by $2.8 million and $3.0 million of AFUDC on debt in 2018 and 2017, respectively, and $1.2 million of lower deferred financing cost amortization during 2018 compared to 2017. See Note 9, Borrowings Under Credit Facilities and Note 10, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Other income, net — Other income, net was $1.1 million and $0.7 million during the years ended December 31, 2018 and 2017, respectively, representing an increase of $0.4 million. The increase in other income, net was driven by an increase in AFUDC on other funds being recognized in 2018 compared 2017.

Income tax (benefit) expense — During the second quarter of 2018, we settled our Texas franchise taxes related to open tax years through 2017. This settlement resulted in no taxes owed for those taxable years resulting in the removal of the potential tax liability and associated interest and penalties totaling $5.6 million from our Consolidated Balance Sheets with the recognition in income taxes. This removal included franchise taxes of $1.2 million that had been accrued during 2017. Additionally, franchise taxes of $1.0 million were incurred during 2018 for our estimated Texas franchise tax on our gross rental revenues for the 2018 tax year.

Net income — Net income was $85.2 million and $17.1 million during the years ended December 31, 2018 and 2017, respectively, representing an increase of $68.1 million. The increase in net income between the two years was mainly attributable to the non-cash $55.8 million Tax Cuts and Jobs Act regulatory adjustment in 2017. The remaining $12.3 million increase is a result of a $10.1 million increase in lease revenue, $5.6 million benefit from the Texas franchise tax settlement, $3.4 million decrease in depreciation expense and $0.4 million increase in other income, net partially offset by a $5.6 million increase in general and administrative expense and $1.4 million increase in interest expense, net. The components of each of these items are described above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Lease revenue — Lease revenue was $190.3 million and $172.1 million for the years ended December 31, 2017 and 2016, respectively, representing an increase of $18.2 million, or 10.6%, due to additional assets under lease. Base rent was $165.2 million, or 86.8% of total revenue, and $145.0 million, or 84.3% of total revenue, for the years ended December 31, 2017 and 2016, respectively, representing an increase of $20.2 million, or 13.9%. The increase in base rent was driven by the addition of assets under lease and a larger portion of our total rent being allocated to fixed rent. Percentage rent was $25.1 million, or 13.2% of total revenue, and $27.1 million, or 15.7% of total revenue, for the years ended December 31, 2017 and 2016, respectively, representing a decrease of $2.0 million, or 7.4%. The decrease in percentage rent was due to higher annual specified breakpoints and lower percentage rent rates leading to a lower allocation of percentage rent, partially offset by higher Sharyland revenues in 2017 as compared to 2016. Growth in lease revenue was mitigated by lower lease pricing assumptions embedded in our leases in the second half of 2017. See Note 17, Leases in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Tax Cuts and Jobs Act regulatory adjustment — The Tax Cuts and Jobs Act regulatory adjustment was a non-cash reduction to revenue of $55.8 million for the year ended December 31, 2017. As an owner of regulated utility assets, we have historically established an ADFIT balance for regulatory purposes; however, the ADFIT balance was previously not recorded on our consolidated balance sheet or income statement due to our REIT structure. With the reduction in the corporate federal income tax rate resulting from the TCJA, we were required to revalue our ADFIT balance to remove the difference between the 35% and 21% corporate federal income tax rates and reclassify the resulting reduction in ADFIT from a deferred tax liability to a regulatory liability, which we refer to as the Tax Cuts and Jobs Act regulatory adjustment. This resulted in a reduction to revenue since deferred tax liabilities have not previously been recorded on our consolidated balance sheets. This Tax Cuts and Jobs Act regulatory adjustment did not exist during 2016. See Note 12, Regulatory Matters in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

General and administrative expense — General and administrative expense was $25.4 million and $21.9 million for the years ended December 31, 2017 and 2016, respectively, representing an increase of $3.5 million, or 16.0%. The increase in general and administrative expense between the two periods was primarily driven by an increase of $0.3 million in management fees owed to Hunt Manager under our management agreement and $3.7 million in professional services partially offset by a decrease of $0.4 million in stock-based compensation. The increase in professional services represents $4.7 million of costs related to the 2017 Asset Exchange Transaction partially offset by a $0.4 million decrease in annual software license and maintenance fees and a $0.6 million decrease in regulatory expenses.

Depreciation — Depreciation expense was $51.2 million and $46.7 million for the years ended December 31, 2017 and 2016, respectively, representing an increase of $4.5 million, or 9.6%. The increase in depreciation expense was due to additional assets placed in service during 2016 and 2017.

Gain on 2017 Asset Exchange Transaction — The $0.3 million gain on 2017 asset exchange transaction represents the gain associated with inventory that was sold to Oncor as part of the 2017 Asset Exchange Transaction in November 2017.

Interest expense, net — Interest expense, net was $40.7 million and $36.9 million during the years ended December 31, 2017 and 2016, respectively, representing an increase of $3.8 million, or 10.3%. The increase in interest expense, net was due to higher average debt balances during 2017 as compared to 2016. Interest expense was partially offset by $3.0 million of AFUDC on debt in 2017 as compared to $3.1 million of AFUDC on debt in 2016. See Note 9, Borrowings Under Credit Facilities and Note 10, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

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

Income tax (benefit) expense — This represents the estimated Texas franchise tax on our gross rental revenues. During the second quarter of 2018, we settled our Texas franchise taxes related to open tax years through 2017. This settlement resulted in no taxes owed for those taxable years. This removal included the franchise taxes of $1.2 million and $1.1 million that had been accrued during 2017 and 2016, respectively.

Net income — Net income was $17.1 million and $69.3 million during the years ended December 31, 2017 and 2016, respectively, representing a decrease of $52.2 million. The decrease in net income between the two years was mainly attributable to the non-cash $55.8 million Tax Cuts and Jobs Act regulatory adjustment. The remaining $3.6 million increase is a result of an $18.2 million increase in lease revenue and a $0.3 million gain on the 2017 Asset Exchange Transaction, partially offset by a $3.5 million increase in general and administrative expense, $4.5 million increase in depreciation expense, $3.8 million increase in interest expense, net and $3.1 million decrease in other income, net.

Liquidity and Capital Resources

As of December 31, 2018, we had $1.8 million of unrestricted cash and cash equivalents, $1.7 million of restricted cash and $212.5 million of unused capacity under our revolving credit facilities.

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

Management expects that future operating cash flows, along with access to financial markets, will be sufficient to meet any future operating requirements and forecasted capital investment opportunities. As part of our financing strategy, we may periodically issue long-term debt or enter into term loan arrangements and use the proceeds to reduce borrowings under our revolving credit facilities or refinance other debt. If our ability to access the capital markets is restricted or if debt or equity capital were unavailable on favorable terms, or at all, at a time when we would like, or need, to access those markets, our ability to fund capital expenditures under our leases or to comply with the REIT distribution rules could be adversely affected.

Capital Expenditures

We fund Footprint Projects related to our regulated assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures, cash for additions to electric plant on the Consolidated Statements of Cash Flows, for the years ended December 31, 2018, 2017 and 2016 were $69.9 million, $184.4 million and $231.3 million, respectively.

On an accrual basis, capital expenditures for the years ended December 31, 2018, 2017 and 2016 were $68.0 million, $170.1 million and $224.1 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures due in part to differences in construction costs incurred during the period versus cash paid during the period.

Under the terms of our leases, Sharyland provides a capital expenditure forecast that sets forth anticipated capital expenditures related to our regulated assets. We expect estimated Footprint Projects capital expenditures for the calendar years 2019 through 2020 in the range of $30 million to $70 million as set forth in the table below. We intend to fund these capital expenditures with a mix of debt and cash flows from operations.

	Years Ending December 31,
(In millions)	2019	2020
Total estimated Footprint Projects capital expenditures	$20-35	$10-35

In recent years, we made significant capital investments in our former Stanton/Brady/Celeste, Texas distribution service territory to reinforce and upgrade our assets and to support load growth. Additionally, we expanded the capacity of our Panhandle assets to transmit additional electricity from wind farms. As a result of the 2017 Asset Exchange Transaction and with many of these projects having concluded during 2017 and 2018, our capital expenditures forecast for 2019 and 2020 is primarily driven by expectations regarding maintenance capital expenditure requirements and new assets that either relieve congestion or expand our footprint to connect new generation supply in the Texas Panhandle and West Texas.

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

Dividends and Distributions

As a REIT, we must make current distributions of at least 90% of our annual taxable income, excluding capital gains and other adjustments, and as such, we expect to distribute at least 100% of our taxable income. Under the terms of the merger agreement with Oncor, we are permitted to pay regular quarterly cash dividends of $0.25 per share of common stock (plus a pro-rated dividend for any partial quarter prior to closing).

Our 2018 quarterly dividend rate was $0.25 per share, or $1.00 per share on an annualized basis. We paid a total of $60.7 million, $60.7 million and $59.1 million in dividends or distributions during the years ended December 31, 2018, 2017 and 2016, respectively.

On February 26, 2019, our board of directors declared a dividend of $0.25 per share of common stock payable on April 18, 2019 to holders of record as of March 29, 2019. Our board of directors also authorized the Operating Partnership to make a distribution of $0.25 per OP Unit to the partners in the Operating Partnership, which includes affiliates of Hunt.

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

Credit Arrangements

We have two revolving credit facilities, a senior secured term loan and senior secured notes. Our assets are collateral under our various debt arrangements. See Note 9, Borrowings Under Credit Facilities and Note 10, Long-Term Debt in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

Operating Partnership Revolving Credit Facility

The Operating Partnership is party to a $75.0 million revolving credit facility with up to $15.0 million available for issuance of letters of credit, which previously had a maturity date of December 10, 2019. In December 2018, the Operating Partnership entered into an amendment to its revolving credit facility that extended the maturity date with respect to $67.0 million of the available revolving credit facility to December 10, 2020. The remaining $8.0 million of the available revolving credit facility will continue to mature on December 10, 2019.

As of December 31, 2018 and 2017, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of December 31, 2018 and 2017, the Operating Partnership was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

SDTS has a $250.0 million revolving credit facility with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. In December 2018, SDTS entered into an amendment to its revolving credit agreement that extended the maturity date from December 10, 2019 to December 10, 2020.

As of December 31, 2018, SDTS had $112.5 million of borrowings outstanding at a weighted average interest rate of 4.59%, no letters of credit outstanding and $137.5 million of borrowing capacity available under this revolving credit facility. As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12% with no letters of credit outstanding and $209.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2018 and 2017, SDTS was in compliance with all covenants under the credit agreement.

Senior Secured Debt

TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of December 31, 2018, $15.0 million of principal was outstanding under the TDC Notes.

SDTS had 5.04% per annum senior secured notes that were issued to The Prudential Insurance Company of America and affiliates in 2011 (2011 Notes) with a principal balance of $60.0 million, which matured on June 20, 2018. The outstanding balance on the 2011 Notes was paid in full at maturity with proceeds from the SDTS revolving credit facility.

In 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with a maturity date of June 5, 2020. Interest is payable at least quarterly at the option of SDTS with the full principal amount due at maturity. As of December 31, 2018, $200.0 million was outstanding under the 2017 Term Loan at a weighted average interest rate of 3.73%.

SDTS issued $400.0 million series A senior secured notes (Series A Notes) due December 3, 2025 and $100.0 million series B senior secured notes (Series B Notes) due January 14, 2026. These senior secured notes are due at maturity and bear interest at a rate of 3.86% per annum, payable semi-annually. The outstanding accrued interest payable on the Series A Notes is due each June and December while the accrued interest payable on the Series B Notes is due each January and July. As of December 31, 2018, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of December 31, 2018, $38.3 million of principal was outstanding under the 2009 Notes. Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of December 31, 2018, $88.0 million of principal was outstanding under the 2010 Notes.

As of December 31, 2018 and 2017, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes and 2017 Term Loan.

For a complete description of our credit arrangements, refer to the credit documents which are incorporated by reference as filed exhibits to this Annual Report on Form 10-K.

Cash Flows

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Cash flows from operating activities — Net cash provided by operating activities was $125.0 million and $117.6 million during the years ended December 31, 2018 and 2017, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during 2018 compared to 2017.

Cash flows from investing activities — Net cash used in investing activities was $68.2 million and $166.5 million during the years ended December 31, 2018 and 2017, respectively. Capital expenditures related to the construction of our regulated assets was $69.9 million and $184.4 million during 2018 and 2017, respectively. Additionally, $1.6 million and $17.9 million was received related to the 2017 Asset Exchange Transaction during 2018 and 2017, respectively.

Cash flows from financing activities — Net cash used in financing activities was $57.8 million during the year ended December 31, 2018 compared to net cash provided by financing activities of $34.2 million during the year ended December 31, 2017. The higher use of cash related primarily to $3.2 million net borrowings of short-term and long-term debt and the payment of $60.7 million in dividends and distributions in 2018 as compared to $95.7 million net borrowings of short-term and long-term debt and the payment of $60.7 million in dividends and distributions in 2017.

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

Cash flows from investing activities — Net cash used in investing activities was $166.5 million and $231.3 million during the years ended December 31, 2017 and 2016, respectively. During 2017 and 2016, $184.4 million and $231.3 million represented capital expenditures related to the construction of our regulated assets, respectively. Additionally, during 2017, $17.9 million was received related to the 2017 Asset Exchange Transaction.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018 and 2017.

Pending Corporate Transactions

Sale and Asset Exchange

On October 18, 2018, InfraREIT and the Operating Partnership entered into a definitive agreement to be acquired by Oncor for $21.00 per share or OP Unit, as applicable, in cash, valued at approximately $1.275 billion, plus the assumption of our net debt of approximately $950 million as of December 31, 2018. Oncor has obtained equity financing commitments from Sempra Energy and the owners of Texas Transmission Investment LLC to provide an aggregate equity contribution of approximately $1.3 billion to finance the acquisition of InfraREIT and pay certain related fees and expenses.

As a condition to Oncor’s acquisition of us, SDTS and Oncor also signed a definitive agreement with Sharyland to exchange, immediately prior to Oncor’s acquisition, SDTS’s South Texas assets for Sharyland’s Golden Spread Project, along with certain development projects in the Texas Panhandle and South Plains regions, including the Lubbock Power & Light interconnection. The difference between the net book value of the exchanged assets will be paid in cash at closing.

The asset exchange with Sharyland and merger with Oncor are mutually dependent on one another, and neither will become effective without the closing of the other.

Arrangements with Hunt

Under our management agreement with Hunt Manager, which will be terminated upon the closing of the transactions, Hunt Manager is entitled to the payment of a termination fee upon the termination or non-renewal of the management agreement. The termination of the management agreement automatically triggers the termination of the development agreement between us and Hunt. We have agreed to pay Hunt approximately $40.5 million at the closing of the transactions to terminate the management agreement, development agreement, leases with Sharyland, and all other existing agreements between InfraREIT or our subsidiaries and Hunt, Sharyland or their affiliates. This amount is consistent with the termination fee, as calculated at the time we entered into the omnibus termination agreement, contractually required under the management agreement.

Agreements among Hunt, Oncor and Sempra Energy

Concurrently with the execution of the merger agreement and the asset exchange agreement, Sharyland and Sempra Energy entered into an agreement in which Sempra Energy will purchase a 50% limited partnership interest in Sharyland Holdings, which will own a 100% interest in Sharyland. The closing of Sempra Energy’s purchase is a requirement of the asset exchange agreement between SDTS and Sharyland. Additionally, under a separate agreement with Sharyland, Oncor agreed to operate and maintain all of Sharyland’s assets following the closing of the transactions.

Closing Conditions and Status

The closing of the transactions is dependent upon and subject to several closing conditions, including:

•	PUCT approval of the transactions, including:
o	exchange of assets with Sharyland;
o	acquisition of InfraREIT by Oncor; and
o	Sempra Energy’s 50% ownership of Sharyland Holdings;
•	other necessary regulatory approvals, including approval by the FERC, the expiration or termination of the waiting period under the HSR Act and clearance by CFIUS;
•	stockholder approval;
•	certain lender consents; and
•	other customary closing conditions.

Early termination of the 30-day waiting period required by the HSR Act was received December 14, 2018. On December 21, 2018, certain of the Operating Partnership’s subsidiaries entered into amendments that, effective as of the closing, will satisfy our closing condition with respect to the lender consents. Additionally, a special meeting of InfraREIT’s stockholders was held on February 7, 2019, at which time the stockholders voted to approve the transactions.

In accordance with the definitive agreements, SDTS, Sharyland and Oncor filed an STM with the PUCT on November 30, 2018, and a hearing on the merits is scheduled for April 10-12, 2019. The 180-day deadline for our STM is May 29, 2019, although the PUCT is permitted to extend that deadline for an additional 60 days if necessary.

Subject to obtaining the required regulatory approvals, we expect the transactions to close by mid-2019.

Regulatory Matters

The regulatory parameters in Sharyland’s rates and applicable to our regulated assets provide for a capital structure consisting of 55% debt and 45% equity, a cost of debt of 6.73%, a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates. Additionally, Sharyland’s rates also reflect the recovery of an income tax allowance, with respect to our transmission assets, at the 21% corporate federal income tax rate and, with respect to our wholesale distribution assets, at the prior 35% corporate federal income tax rate. Under existing PUCT orders, SDTS and Sharyland are required to file a new rate case by July 1, 2020 using a test year ending December 31, 2019. If the sale of InfraREIT is not completed and we are required to move forward with the 2020 rate case, the outcome of that rate case will result in an adjustment to many of the current regulatory parameters applicable to our regulated assets. These regulatory parameters include an adjustment to our allowed cost of debt to reflect the actual cost of debt as of the end of the test year, which currently is forecasted to be 4.91%, and an adjustment to Sharyland’s wholesale distribution rate to reflect the new 21% corporate federal income tax rate, as well as other potential adjustments to the parameters described above.

Contractual Obligations

The table below summarizes our contractual obligations and other commitments as of December 31, 2018.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt - principal	$841,311	$8,792	$230,434	$19,069	$583,016
Long-term debt - interest	206,265	36,278	58,156	51,195	60,636
Management fee (1)	13,794	13,794	—	—	—
Total	$1,061,370	$58,864	$288,590	$70,264	$643,652

(1)

The management fee for the less than one-year period is based on a pro-rated amount of $3.4 million for January 1, 2019 through March 1, 2019 of the current fee of $13.5 million for April 1, 2018 through March 31, 2019 and a pro-rated amount of $10.4 million for April 1, 2019 through December 31, 2019. However, the management fee presented does not include any incentive payments, termination fees or renewal period payments that may be owed to Hunt Manager. We must notify Hunt Manager no later than September 30, 2019 if we intend not to renew the management agreement at the end of its current term, which expires on December 31, 2019. Otherwise, the management agreement will automatically renew for an additional five-year term ending on December 31, 2024. If the management agreement is renewed under its current terms, we would owe $3.5 million for the first quarter of 2020, and the management fee owed for the subsequent 12-month period would be calculated as described in the caption Management Agreement under Our Relationship with Hunt in Part I, Item 1., Business. If, instead, the management agreement is terminated, we would owe Hunt Manager a termination fee equal to three times the current annual management fee or approximately $41.7 million.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but rather an implementation and interpretation of existing rules, and the use of judgment regarding the specific set of circumstances existing in our business. Compliance with the rules necessarily involves reducing a number of very subjective judgments to a quantifiable accounting entry or valuation. We endeavor to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical. Our most significant accounting policies are discussed below. See Note 1, Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements beginning on page F-1 for further detail on our accounting policies.

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

Electric Plant, net

Electric plant, net is stated at the original cost of acquisition or construction, which includes the cost of contracted services, direct labor, materials, acquisition adjustments and overhead items. In accordance with the FERC uniform system of accounts guidance, we capitalize AFUDC, which represents the approximate cost of debt and equity to finance plant under construction. AFUDC on debt is classified on our Consolidated Statements of Operations as a reduction of our interest expense, while AFUDC on other funds is classified as other income. AFUDC rates are determined based on electric plant instructions found in the FERC regulations.

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

Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less the amount of liabilities assumed. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances arise. As of December 31, 2018 and 2017, we had $138.4 million in goodwill recorded on our Consolidated Balance Sheets, of which $83.4 million related to the acquisition of Cap Rock and $55.0 million related to our formation transactions, each of which occurred in 2010. These amounts are not reflected as goodwill for federal income tax purposes.

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

Income Taxes

We elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with the taxable year ended December 31, 2010. To maintain our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we generally will receive a deduction for dividends paid to our stockholders for U.S. federal income tax purposes, which will reduce our taxable income. We are still liable for state and local income tax, franchise tax, federal income tax and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

The TCJA was signed into law in December 2017 reducing the corporate federal income tax rate from 35% to 21% effective for taxable years beginning on or after January 1, 2018. For additional information regarding the TCJA and its effect on Sharyland’s revenue requirement and on us, see TCJA Impacts under Factors Expected to Affect our Operating Results and Financial Condition above.

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

Deferred costs recoverable in future years of $23.8 million at December 31, 2018 and 2017 represent operating costs incurred from inception of Sharyland through December 31, 2007. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

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

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

We use certain financial measures that are not recognized under U.S. GAAP. The non-GAAP financial measures used in this report include Non-GAAP EPS, FFO and FFO adjusted in the manner described below (AFFO).

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

•	adding back the transaction costs related to the pending sale of InfraREIT to Oncor and asset exchange with Sharyland as these are not typical operational costs;
•	adding back the transaction costs related to the 2017 Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	adding back the professional services fee related to the franchise tax settlement with the state of Texas;
•	removing the effect of the Texas franchise tax settlement; and
•	removing the effect of the gain associated with the inventory that was sold in the 2017 Asset Exchange Transaction.
•	We define Non-GAAP EPS as non-GAAP net income divided by the weighted average shares outstanding calculated in the manner described in the footnotes in the Non-GAAP EPS reconciliation tables below.
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

•	AFFO is FFO adjusted in a manner we believe is appropriate to show our core operational performance, including:
•	an adjustment for the difference between the amount of base rent payments that we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP;
•	adjusting for other income (expense), net;
•

adding back the Tax Cuts and Jobs Act regulatory adjustment related to the establishment of the regulatory liability related to the excess ADFIT as a result of the enactment of the TCJA reducing the corporate federal income tax rate from 35% to 21%;

•	adding back the transaction costs related to the pending sale of InfraREIT to Oncor and asset exchange with Sharyland as these are not typical operational costs;
•	adding back the transaction costs related to the 2017 Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	adding back the professional services fee related to the franchise tax settlement with the state of Texas;
•	removing the effect of the Texas franchise tax settlement; and
•	removing the effect of the gain associated with the inventory that was sold in the 2017 Asset Exchange Transaction.

Our management uses Non-GAAP EPS, FFO and AFFO as important supplemental measures of our operating performance. We also present non-GAAP performance measures because we believe they help investors understand our business, performance and ability to earn and distribute cash to our stockholders by providing perspectives not immediately apparent from net income. Including reporting on these measures in our public disclosures also ensures that this information is available to all our investors. The presentation of Non-GAAP EPS, FFO and AFFO is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

We offer these measures to assist the users of our financial statements in assessing our operating performance under U.S. GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with U.S. GAAP, nor are they indicative of funds available to fund our cash needs, including capital expenditures, payments on our debt, dividends or distributions. Our method of calculating these measures may be different from methods used by other companies and, accordingly, may not be comparable to similar measures as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income, cash flows provided by operating activities or revenues.

Below we provide the tabular calculations of Non-GAAP EPS, FFO and AFFO for the years ended December 31, 2018, 2017 and 2016. To provide more analysis around these metrics, the following narratives are provided comparing the year ended December 31, 2018 to the year ended December 31, 2017 and the year ended December 31, 2017 to the year ended December 31, 2016.

Non-GAAP EPS was $1.42 per share and $1.26 per share for the years ended December 31, 2018 and 2017, respectively, representing an increase of 12.7%. Non-GAAP EPS during the years ended December 31, 2018 and 2017 was based on 60.7 million weighted average shares outstanding. Non-GAAP EPS reflected a $9.7 million, or 12.7%, increase in non-GAAP net income from $76.4 million for 2017 to $86.1 million for 2018. The growth in non-GAAP income resulted from an increase in lease revenues of $10.1 million, an increase of $0.4 million in other income, net and a $3.4 million decrease in depreciation expense, offset by a $2.8 million base rent adjustment reduction and an increase of $1.4 million in interest expense, net. The change in general and administrative expense was flat between periods when the following items are excluded: professional services fees of $1.2 million associated with the settlement of our Texas franchise taxes, $8.9 million of professional services fees related to the pending sale of InfraREIT and $0.2 million related to the 2017 Asset Exchange Transaction during 2018 and $4.7 million of professional services fees related to the 2017 Asset Exchange Transaction during 2017.

For the year ended December 31, 2018, FFO increased $64.7 million to $133.0 million as compared to $68.3 million in 2017. The increase in FFO between the two periods was due to the non-cash reduction to revenue of $55.8 million from the Tax Cuts and Jobs Act regulatory adjustment recorded in 2017, $10.1 million increase in lease revenue and a $5.6 million benefit from the Texas franchise tax settlement partially offset by a $5.6 million increase in general and administrative expense.

For the year ended December 31, 2018, AFFO was $132.8 million compared to $126.9 million in 2017, representing an increase of $5.9 million, or 4.6%.

Non-GAAP EPS was $1.26 per share and $1.21 per share for the years ended December 31, 2017 and 2016, respectively. Non-GAAP EPS during the years ended December 31, 2017 and 2016 was based on 60.7 million and 60.6 million weighted average shares outstanding, respectively. Non-GAAP EPS reflected a $3.1 million, or 4.2%, increase in non-GAAP net income from $73.3 million for 2016 to $76.4 million for 2017, resulting from an increase in lease revenues of $18.2 million reduced by increases of $3.5 million in general and administrative expense, $4.5 million in depreciation expense and $3.8 million in interest expense, net. Additionally, other income, net decreased by $3.1 million as a result of the reduction in our AFUDC on other funds. The increase in lease revenues was impacted by lower lease pricing levels embedded in our leases in the second half of 2017 and further offset by a $4.9 million decrease in the base rent adjustment due to timing difference associated with our recognition of base rent. Additionally, the $4.7 million adjustment for transaction costs representing the costs related to the 2017 Asset Exchange Transaction offset the increase in general and administrative expense.

For the year ended December 31, 2017, FFO decreased $47.7 million to $68.3 million as compared to $116.0 million in 2016. The decrease in FFO between the two periods was due to the non-cash reduction to revenue of $55.8 million from the Tax Cuts and Jobs Act regulatory adjustment recorded in 2017, $3.5 million increase in general and administrative expense, $3.8 million increase in interest expense, net and a $3.1 million decrease in other income, net partially offset by an increase of $18.2 million of lease revenue.

For the year ended December 31, 2017, AFFO was $126.9 million compared to $116.3 million in 2016, representing an increase of $10.6 million, or 9.1%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS per share:

	Year Ended December 31, 2018
(In thousands, except per share amounts)	Amount	Per Share (1)
Net income attributable to InfraREIT, Inc.	$61,670	$1.40
Net income attributable to noncontrolling interest	23,482	1.40
Net income	85,152	1.40
Base rent adjustment	(3,676)	(0.06)
Tax Cuts and Jobs Act regulatory adjustment	—	—
Transaction costs associated with pending sale of InfraREIT, Inc.	8,866	0.15
2017 Asset Exchange Transaction costs	151	—
Texas franchise tax professional services fee	1,196	0.02
Texas franchise tax settlement	(5,633)	(0.09)
Gain on 2017 Asset Exchange Transaction	—	—
Non-GAAP net income	$86,056	$1.42

	Year Ended December 31, 2017
(In thousands, except per share amounts)	Amount	Per Share (2)
Net income attributable to InfraREIT, Inc.	$12,302	$0.28
Net income attributable to noncontrolling interest	4,751	0.28
Net income	17,053	0.28
Base rent adjustment	(843)	(0.02)
Tax Cuts and Jobs Act regulatory adjustment	55,779	0.92
Transaction costs associated with pending sale of InfraREIT, Inc.	—	—
2017 Asset Exchange Transaction costs	4,676	0.08
Texas franchise tax professional services fee	—	—
Texas franchise tax settlement	—	—
Gain on 2017 Asset Exchange Transaction	(257)	—
Non-GAAP net income	$76,408	$1.26

	Year Ended December 31, 2016
(In thousands, except share amounts)	Amount	Per Share (3)
Net income attributable to InfraREIT, Inc.	$49,954	$1.14
Net income attributable to noncontrolling interest	19,347	1.14
Net income	69,301	1.14
Base rent adjustment	4,035	0.07
Tax Cuts and Jobs Act regulatory adjustment	—	—
Transaction costs associated with pending sale of InfraREIT, Inc.	—	—
2017 Asset Exchange Transaction costs	—	—
Texas franchise tax professional services fee	—	—
Texas franchise tax settlement	—	—
Gain on 2017 Asset Exchange Transaction	—	—
Non-GAAP net income	$73,336	$1.21

(1)

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

(3)

The weighted average shares outstanding of 43.6 million was used to calculate net income attributable to InfraREIT, Inc. per diluted share. The weighted average redeemable partnership units outstanding of 17.0 million was used to calculate the net income attributable to noncontrolling interest per share. The combination of the weighted average shares and redeemable partnership units outstanding of 60.6 million was used for the remainder of the per share calculations.

FFO and Adjusted FFO

The following table sets forth a reconciliation of net income to FFO and AFFO:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Net income	$85,152	$17,053	$69,301
Depreciation	47,813	51,207	46,704
FFO	132,965	68,260	116,005
Base rent adjustment	(3,676)	(843)	4,035
Other income, net (1)	(1,117)	(718)	(3,781)
Tax Cuts and Jobs Act regulatory adjustment	—	55,779	—
Transaction costs associated with pending sale of InfraREIT, Inc.	8,866	—	—
2017 Asset Exchange Transaction costs	151	4,676	—
Texas franchise tax professional services fee	1,196	—	—
Texas franchise tax settlement	(5,633)	—	—
Gain on 2017 Asset Exchange Transaction	—	(257)	—
AFFO	$132,752	$126,897	$116,259

(1)	Includes AFUDC on other funds of $1.1 million, $0.7 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Financial Information Related to Our Tenant

We have legal title to our regulated assets; however, Sharyland maintains operational control of those assets through leases and through its managing member interest in SDTS and is responsible for construction and maintenance of our regulated assets. These rights and obligations constitute continuing involvement, which results in failed sale-leaseback financing accounting with respect to the lease of our regulated assets in Sharyland’s financial statements. Under failed sale-leaseback financing accounting, Sharyland is treated as the owner of the assets under all lease agreements, including regulated assets currently under construction. Consequently, our regulated assets, including any regulated assets currently under construction, are reflected as assets, and an estimate of Sharyland’s lease obligations to SDTS are reflected as liabilities on Sharyland’s balance sheet.

In addition to presenting Sharyland’s financial information in accordance with U.S. GAAP, we are presenting Sharyland’s non-GAAP financial information below, which removes the effect of the failed sale-leaseback accounting. This non-GAAP financial information is reviewed by our management and board of directors in evaluating Sharyland’s results of operations and financial condition. Although our management considers Sharyland’s U.S. GAAP financial information as well, management believes this non-GAAP financial information provides important supplemental evidence regarding Sharyland’s ability to meet its rent obligations to SDTS, as management believes it is helpful to our investors in understanding Sharyland’s financial condition without the additional implications of the failed sale-leaseback accounting. However, these non-GAAP measures are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. In addition, Sharyland’s method of calculating these measures may be different from methods used by other companies, and, accordingly, may not be comparable to similar measures as calculated by other companies that do not use the same methodology as Sharyland.

The following information is presented below:

•	Sharyland’s net income (loss), calculated in accordance with U.S. GAAP.
•

Sharyland’s non-GAAP net income (loss), which is calculated by adding the amount of depreciation and interest expense that Sharyland incurs as a result of failed sale-leaseback financing accounting to Sharyland’s U.S. GAAP net income (loss) and subtracting Sharyland’s non-GAAP rent expense. Sharyland’s non-GAAP rent expense differs from InfraREIT’s lease revenue because Sharyland’s non-GAAP rent expense is calculated on a cash rather than U.S. GAAP basis.

•

Sharyland’s non-GAAP net income (loss) before interest, taxes, depreciation, amortization and rent (EBITDAR), which is calculated by adding Sharyland’s non-GAAP interest, taxes, depreciation, amortization and rent expense to Sharyland’s non-GAAP net income (loss).

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback financing accounting treatment.

	Years Ended December 31,
(In thousands)	2018	2017	2016
Net (loss) income	$(9,369)	$21,545	$15,601
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	31,453	34,527	31,668
Add: Failed sale-leaseback interest expense	162,210	158,456	140,473
Deduct: Rent expense	194,745	189,683	176,180
Sharyland's management reported net (loss) income	(10,451)	24,845	11,562
Adjustments:
Add: Interest expense, net	8,195	6,219	2,743
Add: Income tax expense	1,580	1,699	1,516
Add: Depreciation and amortization	15,282	7,648	9,968
Add: Rent expense	194,745	189,683	176,180
EBITDAR	$209,351	$230,094	$201,969
Ratio of EBITDAR to rent expense	1.08x	1.21x	1.15x

	December 31, 2018
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$86,579	$—	$86,579
Property, plant and equipment, net	1,981,685	(1,707,172)	274,513
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	42,520	(23,793)	18,727
Total Assets	$2,111,884	$(1,730,965)	$380,919
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$43,061	$—	$43,061
Current portion of financing obligation	34,513	(34,513)	—
Current portion of long-term debt	56,046	—	56,046
Due to affiliates	31,926	—	31,926
Current state margin tax payable	1,832	—	1,832
Total current liabilities	167,378	(34,513)	132,865
Long-term financing obligations	1,699,114	(1,699,114)	—
Long-term debt	99,296	—	99,296
Regulatory liabilities	25,977	—	25,977
Other post-employment benefits (OPEB) and other long-term liabilities	1,148	—	1,148
Total liabilities	1,992,913	(1,733,627)	259,286
Commitments and contingencies
Partners' capital	118,971	2,662	121,633
Total Partners' Capital and Liabilities	$2,111,884	$(1,730,965)	$380,919

	December 31, 2017
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$93,649	$—	$93,649
Property, plant and equipment, net	1,942,393	(1,672,882)	269,511
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	44,055	(23,793)	20,262
Total Assets	$2,081,197	$(1,696,675)	$384,522
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$46,515	$—	$46,515
Current portion of financing obligation	29,611	(29,611)	—
Current portion of long-term debt	3,493	—	3,493
Due to affiliates	31,615	—	31,615
Current state margin tax payable	1,915	—	1,915
Total current liabilities	113,149	(29,611)	83,538
Long-term financing obligations	1,668,904	(1,668,904)	—
Long-term debt	155,342	—	155,342
Regulatory liabilities	13,563	—	13,563
OPEB and other long-term liabilities	1,889	—	1,889
Total liabilities	1,952,847	(1,698,515)	254,332
Commitments and contingencies
Partners' capital	128,350	1,840	130,190
Total Partners' Capital and Liabilities	$2,081,197	$(1,696,675)	$384,522

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2018, the outstanding balances under our revolving credit facilities and 2017 Term Loan were $112.5 million and $200.0 million, respectively. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $3.1 million for the year ended December 31, 2018.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2018 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Ernst & Young LLP has audited our internal control over financial reporting as of December 31, 2018, and their report is included below.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of InfraREIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited InfraREIT, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, InfraREIT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 27, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 27, 2019

Item 9B.	Other Information

Amended and Restated Lease Supplements

On February 26, 2019, we amended and restated our existing lease supplements with Sharyland (other than the lease supplement with respect to our Stanton Transmission Loop Lease) to effect a rent validation to reflect the difference between the capital expenditures we expected and the capital expenditures that were actually placed in service during 2018. For a description of the validation process and the lease supplements generally, see the caption Rental Rates under Provisions of Our Leases included under Leases in Part I, Item 1., Business.

SDTS Services Agreement and Management Agreement Amendment

On February 26, 2019, SDTS and Hunt Manager entered into a services agreement pursuant to which SDTS will begin to directly reimburse Hunt Manager for the compensation expenses incurred by Hunt Manager in providing certain services directly to SDTS. None of these reimbursable expenses relate to the compensation of any of our executive officers. The services otherwise remain subject to the terms of the management agreement.

In connection with the execution of the services agreement, on February 26, 2019, InfraREIT, Inc. and the Operating Partnership entered into an amendment to the management agreement with Hunt Manager (Second Amendment). As a result of the Second Amendment, the amount of the quarterly base fee installment due under the management agreement in any particular quarter will be reduced by any amounts payable by SDTS under the services agreement with respect to the corresponding quarter. As a result, the total amount of base compensation payable by the Company with respect to services provided by Hunt Manager to InfraREIT, Inc. and its subsidiaries remains unchanged.

The Second Amendment also modified certain notice periods required by the management agreement in connection with the expiration of the initial term of the management agreement on December 31, 2019. These modifications included extending the date by which notice must be given of any decision on our behalf to terminate the management agreement upon its expiration. As amended, if our independent directors decide to terminate the management agreement upon the expiration of the initial term, we must give Hunt Manager notice of the termination no later than September 30, 2019 and otherwise comply with the existing termination provisions of the management agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our charter provides for a classified board of directors, with up to three directors in each class serving for terms expiring at the third annual meeting of stockholders following their election and upon the election and qualification of their successors. The age of each director listed below is as of February 27, 2019.

Class I Directors – Term Expires 2019

David A. Campbell, age 50, has served as our President and Chief Executive Officer since August 2014 and as a member of our board of directors since September 2014. Mr. Campbell also is President and Chief Executive Officer of Hunt Manager and Sharyland. From January 2013 until joining Hunt Manager in August 2014, Mr. Campbell was President and Chief Operating Officer of Bluescape Resources, an independent resource and investment company based in Dallas, Texas. From mid-2008 through 2012, Mr. Campbell served as Chief Executive Officer of Luminant, a competitive power generation subsidiary of Energy Future Holdings (EFH) (previously TXU Corp.). In April 2014, EFH and Luminant filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Delaware. Mr. Campbell originally joined TXU Corp. in 2004 as Executive Vice President of Corporate Planning, Strategy and Risk and became Chief Financial Officer of TXU Corp. in early 2006. Before TXU Corp., Mr. Campbell was a Principal in the Dallas office of McKinsey & Company, where he led the Texas and Southern Region hubs of McKinsey’s corporate finance and strategy practice. From 2010 to 2012, Mr. Campbell served as a board member for the National Nuclear Accrediting Board and the Electric Power Research Institute. Mr. Campbell brings his extensive expertise in the utility industry as well as executive leadership and experience to our board of directors.

Mr. Campbell earned a Bachelor of Arts from Yale University and a Juris Doctorate from Harvard Law School. Also, he graduated with a Master’s degree from Oxford University, where he studied as a Rhodes Scholar.

Storrow M. Gordon, age 66, joined our board of directors in January 2015 in connection with our IPO. Ms. Gordon retired in 2008 after her employer, Electronic Data Systems Corporation (EDS), was acquired by Hewlett Packard Corporation. Ms. Gordon joined EDS in 1991 and during her 17-year tenure at EDS, in which she served as Executive Vice President, General Counsel and Corporate Secretary between 2005 and 2008, she was a key leader in EDS’s spin-off from General Motors Corporation in 1996 and the establishment of its independent board and governance systems. Before EDS, Ms. Gordon was a partner at the law firm of Johnson & Gibbs, where her practice focused on mergers and acquisitions. Ms. Gordon was selected as a Texas Monthly Super Lawyer for 2004 and 2005. Ms. Gordon was selected to serve as a director particularly because of her legal and leadership experience.

Ms. Gordon earned a Bachelor of Arts from The University of Texas at Austin and a Juris Doctorate from Southern Methodist University where she served as an editor of the law review.

Trudy A. Harper, age 57, joined our board of directors in January 2015 in connection with our IPO. Since 2012, Ms. Harper has served as an adjunct faculty member for the Electrical and Computer Engineering Department at Tennessee Technological University (TTU). Ms. Harper was the President of Tenaska Power Services Co., the power marketing affiliate of Tenaska Energy, Inc. (Tenaska), between 2001 and 2012. Ms. Harper also served on the Tenaska Board of Stakeholders from 1995 to 2015. Prior to leading Tenaska Power Services, Ms. Harper was general manager of business development for Tenaska’s independent power plant development efforts. Before joining Tenaska in 1992, Ms. Harper held various transmission and generation planning and state and federal regulatory affairs positions with Texas Utilities Electric Co. in Dallas. Ms. Harper joined the TTU Board of Trustees in January 2017 and now serves as Vice Chairman. Ms. Harper was selected to serve as a director particularly because of her extensive knowledge of and experience in the power and utilities industries.

Ms. Harper earned a Bachelor of Science degree and a Master of Science degree, both in Electrical Engineering from TTU, and a Master of Business Administration from Southern Methodist University.

Class II Directors – Term Expires 2020

Hunter L. Hunt, age 50, has served as a director of InfraREIT since September 2013. Mr. Hunt is the Co-Chairman, Co-Chief Executive Officer and Co-President of HCI, the parent company of Hunt Oil, Hunt Power and other Hunt affiliates. Mr. Hunt also has been the Chairman of Sharyland since 1999 and has held various positions within the Hunt organization since 1998. The Hunt family of companies is one of the largest privately-owned energy companies in the world, engaging in exploration and production as well as liquefied natural gas activities. Hunt also is engaged in refining and development of energy technologies and renewable energy projects. Prior to joining Hunt, Mr. Hunt began his career with the investment bank Morgan Stanley, both in corporate finance and commodity trading. Mr. Hunt brings his extensive expertise in the energy industry as well as with respect to executive management and operations to our board of directors.

Mr. Hunt graduated from Southern Methodist University summa cum laude, earning Bachelor of Science degrees with honors in both Economics and Political Science.

Harvey Rosenblum, age 76, has served as a director of InfraREIT since January 2015. Dr. Rosenblum is professor of financial economics in the Cox School of Business at Southern Methodist University where he has taught since 1986. In addition, Dr. Rosenblum was Executive Vice President and Director of Research at the Federal Reserve Bank of Dallas between 2005 and 2013 when he retired. Dr. Rosenblum began his professional career in 1970 as an economist with the Federal Reserve Bank of Chicago, ultimately serving as Vice President and Associate Director of Research. Dr. Rosenblum serves on the Board of Directors of the Dallas Committee on Foreign Relations. Dr. Rosenblum frequently speaks on a broad range of economic topics. He previously served on several other boards of directors, including the National Bureau of Economic Research, Western Economics Association International, and the International Banking, Economics and Finance Association. Dr. Rosenblum is a past President of the National Association for Business Economics. Dr. Rosenblum was selected to serve as a director particularly because of his leadership, economic and financial expertise.

Dr. Rosenblum earned a Bachelor of Arts in Economics from the University of Connecticut and a Ph.D. in Economics from the University of California, Santa Barbara.

Ellen C. Wolf, age 65, served as a non-voting director of our predecessor from February 2014 and joined the InfraREIT, Inc. board of directors in January 2015 in connection with our IPO. Ms. Wolf served as Senior Vice President and Chief Financial Officer of American Water Works Company, Inc., the largest investor-owned U.S. water and wastewater company, from 2006 until her retirement in May 2013. Previously, Ms. Wolf served as Senior Vice President and Chief Financial Officer of USEC, Inc. from 2003 until 2006 and as Vice President and Chief Financial Officer of American Water Works from 1999 to 2003. Ms. Wolf has served as a director of Premier, Inc., a NASDAQ listed company, since 2013, and since 2015 she has served as director of Connecticut Water Services, Inc., a NASDAQ listed company. From 2008 to 2016, Ms. Wolf also served as a director of Airgas, Inc., which was a NYSE listed company. Ms. Wolf was selected to serve as a director particularly because of her qualifications as a financial expert and her extensive background in corporate accounting, finance and business development as well as her public company board experience.

Ms. Wolf earned a Bachelor of Arts degree from Duke University and a Master of Business Administration from the University of Pennsylvania.

Class III Directors – Term Expires 2021

John Gates, age 54, joined our board of directors in January 2015 in connection with our IPO. Mr. Gates has been the Chief Executive Officer of Markets for Jones Lang LaSalle Americas, a financial and professional services firm that specializes in commercial real estate services and investment management, since January 2014. He oversees the Brokerage, Capital Markets, Project and Development Services, Property Management and Retail businesses and serves on the Americas Executive Committee setting overall strategy for the firm. Between January 2010 and January 2014, Mr. Gates was President of Real Estate Service, Americas at Jones Lang LaSalle. Mr. Gates began his career at The Staubach Company in 1990, where he held several leadership positions, including serving as President and Chief Operating Officer and later as President of Americas Brokerage and Director of Markets West until The Staubach Company merged with Jones Lang LaSalle in 2008. Mr. Gates was selected to serve as a director particularly due to his business expertise and investment experience.

Mr. Gates earned a Bachelor of Science degree in Economics/Finance from Trinity University and a Master of Business Administration in Finance from The University of Texas at Austin.

Harold R. Logan, Jr., age 74, has served as our Chairman since February 2018. Until that time, Mr. Logan had served as Lead Director since our IPO. Mr. Logan served as a non-voting director of our predecessor from February 2014 and joined the InfraREIT, Inc. board of directors in January 2015 in connection with our IPO. Mr. Logan has served as a member of the Board of Supervisors of Suburban Propane Partners, L.P., a NYSE listed company, since 1996 and as its Chairman since 2007. Mr. Logan is also the Lead Director of Cimarex Energy Co., a NYSE listed company, and Mr. Logan previously served as a director of Graphic Packaging Corporation, a NYSE listed company, or its predecessor from 2001 through 2017. Mr. Logan was a Co-Founder of TransMontaigne Inc. in 1995 and served as Chief Financial Officer, Executive Vice President and Treasurer and as a director. In 2002, Mr. Logan retired from his position as an officer of TransMontaigne Inc. but remained a director until the company was sold to Morgan Stanley in 2006. From 1987 to 1995, he was Senior Vice President/Finance, Chief Financial Officer and a director of Associated Natural Gas Corporation. Prior to that, Mr. Logan was an investment banker with Dillon Read & Co. Inc. and Rothschild, Inc. Mr. Logan was selected to serve as a director particularly because of his experience in the energy industry and his background in investment and corporate finance as well as his public company board experience.

Mr. Logan earned a Bachelor of Science in Economics from Oklahoma State University and a Master of Business Administration in Finance from Columbia University Graduate School of Business.

Executive Officers

All of our officers are employees of Hunt Manager provided to us pursuant to our management agreement with Hunt Manager. The following is a biographical summary of our executive officers who, together with Mr. Campbell (whose biographical information is included in above under Class I Directors – Term Expires 2019), we refer to as our “executive officers”:

Stacey H. Doré, age 46, has served as our Senior Vice President and General Counsel since November 2016. Ms. Doré also serves as Senior Vice President and General Counsel of Hunt Manager. Prior to joining the Company, Ms. Doré was the Executive Vice President, General Counsel and Co-Chief Restructuring Officer of EFH until October 2016. In this capacity, Ms. Doré advised EFH’s senior management and board of directors on legal, regulatory and corporate governance matters, oversaw the corporate secretary’s office and led the company’s legal and compliance team. From July 2008 until March 2012, Ms. Doré served in various other capacities within the EFH portfolio of companies, including Vice President and General Counsel of Luminant, a competitive generation subsidiary. In April 2014, EFH and Luminant filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Delaware. Ms. Doré began her career at Vinson & Elkins LLP, where she practiced business litigation for 11 years.

Ms. Doré earned a Juris Doctorate cum laude from Harvard Law School and graduated summa cum laude from the University of Southwestern Louisiana.

Brant Meleski, age 48, has served as our Senior Vice President and Chief Financial Officer since September 2014. Mr. Meleski also is Senior Vice President and Chief Financial Officer of Hunt Manager. Prior to joining Hunt Manager in September 2014, Mr. Meleski spent 17 years in Bank of America Merrill Lynch’s Global Energy & Power Group, most recently as a Managing Director of Investment Banking beginning in 2007. During this time, Mr. Meleski was responsible for leading public equity and debt underwriting and merger and advisory assignments for many U.S. utility clients.

Mr. Meleski earned a Bachelor of Science in Finance from Clemson University and a Master of Business Administration from the Goizueta Business School at Emory University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding shares of common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock held by such persons. These persons also are required to furnish us with copies of all forms they file under this regulation.

To our knowledge, based solely on a review of the copies of such reports furnished to us and without further inquiry, during the fiscal year ended December 31, 2018, all of our directors, officers and beneficial owners of more than 10% of our common stock complied with all applicable Section 16(a) filing requirements.

Information Regarding Our Board of Directors and Corporate Governance

Overview

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of eight directors, six of whom are independent within the meaning of the listing standards of the NYSE. Our board of directors is classified into three classes, with the directors in each class being elected for three-year terms. Directors may be removed from our board of directors only for cause (as defined in our charter), and then only by the affirmative vote of holders of shares entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of directors.

Corporate Governance

Our directors stay informed about our business by attending meetings of our board of directors and its committees and through supplemental reports and communications. Our non-executive directors (as defined below) meet regularly without the presence of management in executive sessions presided over by the Chairman of our board of directors (or, if the Chairman is not independent, our Lead Director). Our board of directors may conduct business through meetings and actions taken by written consent in lieu of meetings. Our board of directors’ policy, as set forth in our corporate governance guidelines, is to encourage and promote the attendance by each director at all scheduled meetings of the board of directors and stockholders. Our corporate governance guidelines are available on our website at www.InfraREITInc.com in the corporate governance section.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics that applies to all of our directors and officers, including Hunt Manager. The code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on insider information and reporting of violations of the code. However, we cannot assure you that these policies or provisions of law will always be successful in eliminating or minimizing the influence of such conflicts of interest, and if they are not successful, decisions could be made that might fail to reflect fully our interests or the interests of stockholders. Pursuant to our charter, our directors and officers may have business interests and engage in business activities similar to, in addition to or in competition with those of or relating to our business. Our code of business conduct and ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will generally make any legally required disclosures regarding amendments to, or waivers of, provisions of the code on our website. Our code of business conduct and ethics is available on our website at www.InfraREITInc.com in the corporate governance section.

Board Determination of Independence

NYSE rules require that a majority of a company’s board of directors be composed of “independent directors.” For a director to be “independent” under the NYSE listing standards, the board of directors must affirmatively determine that the director has no material relationship with us that, in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In addition, the director must meet specific independence standards prescribed by the NYSE, including a requirement that the director was not an executive officer or employee of the Company or engaged in certain business dealings with us or our affiliates.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our board of directors has affirmatively determined that Mr. Gates, Ms. Gordon, Ms. Harper, Mr. Logan, Dr. Rosenblum and Ms. Wolf are independent directors within the meaning of the applicable NYSE listing standards. In making this determination, our board of directors found that none of these directors had a material or other disqualifying relationship with us.

We generally expect that, if at a future time the Chairman of our board of directors does not qualify as independent within NYSE listing standards, our independent directors will elect a Lead Director, as contemplated by our corporate governance guidelines, with the following clearly defined leadership authority and responsibilities, including:

•	presiding at all board of directors meetings at which the Chairman is not present;
•	serving as a liaison between the Chairman, the Chief Executive Officer and the independent directors;
•	consulting with the Chairman and the Chief Executive Officer on meeting agendas and information provided to the directors; and
•

serving as the board of directors representative for consultation and direct communication with major stockholders on issues that the board of directors determines may not be addressed by the Chairman or other board of directors designees and as otherwise deemed appropriate by the board of directors.

Mr. Logan was elected to serve as our Lead Director upon our IPO, but, with Mr. Logan’s election as the Chairman of our board of directors in February 2018, there no longer is a need for a separately designated Lead Director.

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

We seek highly qualified director candidates from diverse business, professional and educational backgrounds who combine a broad spectrum of experience and expertise with a reputation for the highest personal and professional ethics, integrity and values. The Compensation, Nominating and Corporate Governance Committee periodically reviews the appropriate skills and characteristics required of our directors in the context of the current composition of our board of directors, operating requirements and the long-term interests of our stockholders. In accordance with our corporate governance guidelines, directors should possess the highest personal and professional ethics, integrity and values, exercise good business judgment and be committed to representing the long-term interests of us and our stockholders and have an inquisitive and objective perspective, practical wisdom and mature judgment. The Compensation, Nominating and Corporate Governance Committee reviews director candidates with the objective of assembling a slate of directors that can best fulfill and promote our goals, regardless of gender, age or race, and recommends director candidates based upon contributions they can make to our board of directors and management, and their ability to represent our long-term interests and those of our stockholders.

Upon determining any need for additional or replacement board members, the Compensation, Nominating and Corporate Governance Committee will identify director candidates and assess such director candidates based upon information it receives in connection with the recommendation or otherwise possesses, which assessment may be supplemented by additional inquiries. In conducting this assessment, the Compensation, Nominating and Corporate Governance Committee considers knowledge, experience, skills, diversity and such other factors as it deems appropriate in light of our current needs and those of our board of directors. The Compensation, Nominating and Corporate Governance Committee may seek input on such director candidates from other directors and recommends director candidates to our board of directors for nomination. The Compensation, Nominating and Corporate Governance Committee does not solicit director nominations, but it will consider recommendations by stockholders with respect to elections to be held at an annual meeting, so long as such recommendations are sent on a timely basis and in accordance with applicable law. The Compensation, Nominating and Corporate Governance Committee will evaluate nominees recommended by stockholders against the same criteria that it uses to evaluate other nominees. The Compensation, Nominating and Corporate Governance Committee may, in its sole discretion, engage one or more search firms or other consultants, experts or professionals to assist in, among other things, identifying director candidates or gathering information regarding the background and experience of director candidates. If the Compensation, Nominating and Corporate Governance Committee engages any such third party, the Compensation, Nominating and Corporate Governance Committee will have sole authority to approve any fees or terms of retention relating to these services, which we will pay.

Our stockholders of record who comply with the advance notice procedures set forth in our bylaws may nominate candidates for election as directors. Our bylaws currently provide that stockholder nominations of director candidates for an annual meeting of stockholders must be received no earlier than the 150th day and not later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the immediately preceding year’s annual meeting of stockholders; provided, however, that in the event that the annual meeting is advanced or delayed by more than 30 days before or after the anniversary of the preceding year’s annual meeting of stockholders, to be timely, notice by the stockholder must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made. The written notice must set forth the information and include the materials required by our bylaws. The advance notice procedures set forth in our bylaws do not affect the right of stockholders to request the inclusion of proposals in our proxy statement pursuant to SEC rules. Any such nomination or proposal should be sent to our corporate secretary at our address and, to the extent applicable, must include the information and other materials required by our bylaws.

We intend to hold an annual meeting of stockholders in 2019 only if the sale of InfraREIT and related transactions are not yet completed. See the caption Pending Corporate Transactions in Part I, Item 1., Business.

Role of Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors administers this oversight function directly and with support from our three standing committees, the Audit Committee, the Compensation, Nominating and Corporate Governance Committee and the Conflicts Committee, each of which addresses risks specific to its respective areas of oversight. The board of directors administers risk management oversight directly to areas such as REIT requirements, cybersecurity, reputational risk, regulatory developments, tenant concentration and the tenant’s operation of our assets. In particular, as more fully described below, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors our access to capital markets, monitors our compliance with legal, tax and regulatory requirements and oversees the performance of our internal audit function. Our Compensation, Nominating and Corporate Governance Committee assesses and monitors whether any of the compensation policies and programs the Company directly administers, including our director compensation policy and any other compensation policy we may adopt in the future, has the potential to encourage excessive risk taking and provides oversight with respect to corporate governance and ethical conduct and monitors the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability-creating conduct. Additionally, our Compensation, Nominating and Corporate Governance Committee assesses and monitors Hunt Manager’s ability to attract and retain key employees. Our Conflicts Committee reviews and advises our board of directors on specific matters that our board of directors believes may involve conflicts of interest.

Committees of Our Board of Directors

Our board of directors has three standing committees:

Committee	Members
Audit	Ellen C. Wolf (Chair)
John Gates
Harold R. Logan, Jr.
Harvey Rosenblum
Compensation, Nominating and Corporate Governance	Harold R. Logan, Jr. (Chair)
Storrow M. Gordon
Trudy A. Harper
Conflicts	Storrow M. Gordon (Chair)
John Gates
Trudy A. Harper
Harold R. Logan, Jr.
Harvey Rosenblum
Ellen C. Wolf

Each of these committees is composed solely of independent directors and has a written charter approved by our board of directors. A copy of each charter can be found on our website.

Audit Committee

The Audit Committee, among other things, acts on behalf of our board of directors to discharge the board of directors’ responsibilities relating to our corporate accounting and reporting practices; the quality and integrity of our consolidated financial statements; our compliance with applicable legal and regulatory requirements; the performance, qualifications and independence of our external auditors; the staffing, performance, budget, responsibilities and qualifications of our internal audit function; and our policies with respect to risk assessment and risk management. The Audit Committee also is responsible for reviewing with management and external auditors our interim and audited annual consolidated financial statements, meeting with officers responsible for certifying our Annual Report on Form 10-K or any quarterly report on Form 10-Q prior to any such certification and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with our external auditors such auditors’ judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements. The Audit Committee has the authority to select, retain, terminate and approve the fees and other retention terms of independent or outside counsel or advisors, in each case of its choice and as it determines to be necessary or appropriate to carry out its duties.

Our board of directors has determined that all of the members of the Audit Committee are independent as required by the NYSE listing standards, SEC rules governing the qualifications of Audit Committee members, our corporate governance guidelines and the written charter of the Audit Committee. Our board of directors also has determined, based upon its qualitative assessment of their relevant levels of knowledge and business experience, that all of the members of the Audit Committee are “financially literate” as required by the NYSE listing standards. In addition, our board of directors has determined that Mr. Logan and Ms. Wolf each qualify as an “audit committee financial expert” for purposes of, and as defined by, the SEC rules and has the requisite accounting or related financial management expertise required by NYSE listing standards.

Compensation, Nominating and Corporate Governance Committee

The Compensation, Nominating and Corporate Governance Committee is responsible for, among other things, evaluating the performance of Hunt Manager, reviewing the compensation and fees payable to Hunt Manager under the management agreement and administering the 2015 Equity Incentive Plan. Because the management agreement provides that Hunt Manager is responsible for managing our affairs, our executive officers, who are employees of Hunt Manager, do not receive compensation from us for serving as our officers. To the extent that the terms of the management agreement change and we become responsible for paying the compensation or any other employee benefits of our Chief Executive Officer, the Compensation, Nominating and Corporate Governance Committee will review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluate the performance of our Chief Executive Officer in light of those goals and objectives and determine our Chief Executive Officer’s compensation level based on this evaluation. The Compensation, Nominating and Corporate Governance Committee has the authority to retain or obtain the advice of and terminate such consultants, outside counsel and other advisors with respect to the Compensation, Nominating and Corporate Governance Committee’s compensation functions as it may deem appropriate in its sole discretion.

The Compensation, Nominating and Corporate Governance Committee also is responsible for, among other things, periodically reviewing and making recommendations to our board of directors on the range of qualifications that should be represented on our board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to our board of directors qualified candidates for election as directors and approving and recommending to our full board of directors the appointment of each of our officers. The Compensation, Nominating and Corporate Governance Committee reviews and makes recommendations on matters involving the general operation of our board of directors and corporate governance and annually recommends to our board of directors nominees for each committee of our board of directors. In addition, the Compensation, Nominating and Corporate Governance Committee annually facilitates the assessment of our board of directors’ performance and reports thereon to our board of directors.

Our board of directors has determined that all of the members of the Compensation, Nominating and Corporate Governance Committee are independent as required by the NYSE listing standards, SEC rules, our corporate governance guidelines and the written charter of the Compensation, Nominating and Corporate Governance Committee.

Conflicts Committee

The Conflicts Committee reviews and advises our board of directors on specific matters that our board of directors believes may involve conflicts of interest. Our board of directors has approved a conflict of interest policy that requires, among other things, that the Conflicts Committee approve any new lease or lease renewals, any acquisition by us of a ROFO Project and our arrangements with Hunt Manager. The Conflicts Committee has the authority to retain and terminate (or obtain the advice of) any independent legal counsel, financial or other advisor or any other expert as the Conflicts Committee deems necessary or appropriate to fulfill its responsibilities.

Our board of directors has determined that all of the members of the Conflicts Committee are independent within the meaning of the NYSE listing standards.

Subcommittees

From time to time, the board of directors or the standing committees may delegate authority to a subcommittee of one or more of its members, to the extent permitted by the applicable committee charter. In this respect, during 2018, the Conflicts Committee formed a Special Subcommittee, comprised of Ms. Gordon, Mr. Logan and Ms. Wolf, to exercise all power and authority of the Conflicts Committee with respect to the day-to-day matters regarding a potential acquisition of InfraREIT, including providing directions to the legal and financial advisors to the Conflicts Committee, and report to the Conflicts Committee its recommendation with respect to any potential acquisition.

Board of Directors and Committee Meetings

During 2018, our board of directors held 11 meetings, the Audit Committee held eight meetings, the Compensation, Nominating and Corporate Governance Committee held five meetings and the Conflicts Committee held 24 meetings. Each of our independent directors attended 75% or more of the total meetings of our board of directors and of the committees on which they served during 2018.

Contacting the Board of Directors

We have a process for collecting, organizing and delivering communications to members of our board of directors from all interested parties. The process to contact all directors on our board of directors, all directors on a committee of our board of directors or an individual member or members of our board of directors, including any or all non-management or independent directors, can be found on our website at www.InfraREITInc.com in the corporate governance section.

Stock Ownership Guidelines

Our board of directors believes that directors more effectively represent the best interests of the Company if they are stockholders themselves. Thus, our non-executive directors are required to own shares of our common stock equal in value to five times the annual cash retainer for our board of directors (which was $60,000 for 2018), on an after-tax basis assuming a 35% tax rate, within the later of five years of joining our board of directors and February 4, 2020. The minimum number of shares to be held by the non-executive directors will be calculated at least annually by the Compensation, Nominating and Corporate Governance Committee, based on the average closing price of our common stock for the previous calendar year. In calculating the number of shares held by each non-executive director for purposes of these guidelines, restricted stock, LTIP Units, other OP Units and shares of common stock owned by a spouse or trust will be included. At any time during which the director is not in compliance with the stock ownership guidelines, the director must retain 50% (after tax) of his or her Annual Equity Award (as defined below). All of our non-executive directors satisfied our stock ownership guidelines as of February 20, 2019. The Compensation, Nominating and Corporate Governance Committee is responsible for monitoring the application of the stock ownership guidelines and may waive or modify these requirements in certain situations.

Item 11.	Executive Compensation

Executive Compensation

Because our management agreement provides that Hunt Manager is responsible for managing our affairs, our executive officers, who are employees of Hunt Manager, do not receive compensation from us for serving as our officers. Hunt Manager or one of its affiliates compensates each of our executive officers. Pursuant to the management agreement, we pay Hunt Manager a management fee, and we have no control over the amount or form of consideration Hunt Manager pays our executive officers.

We believe that Hunt’s shared alignment with our stockholders through Hunt’s ownership of equity in us and the Operating Partnership and the manner in which the incentive payment to Hunt Manager provided for in the management agreement is calculated will help mitigate any conflicts of interests. In addition, consistent with NYSE listing standards, a majority of our directors are independent, and our conflict of interest policy is designed to ensure that our Conflicts Committee, which is composed solely of independent directors, reviews and approves all material potential conflict transactions.

Director Compensation

We pay director compensation to each of our directors other than David A. Campbell and Hunter L. Hunt, who do not receive compensation from us for serving on our board of directors. Each other director (each, a non-executive director) receives an annual base fee for his or her services of $60,000, payable in equal quarterly installments on the first business day of each quarter. In addition, under our current director compensation policy, the Chairman of our board of directors (or, if the Chairman is not independent, our Lead Director) and the Chairs of our Audit Committee and Conflicts Committee each receives an additional annual cash retainer of $25,000, and the Chair of our Compensation, Nominating and Corporate Governance Committee receives an additional annual cash retainer of $10,000, in each case payable in equal quarterly installments. Further, each member of the Audit Committee, Conflicts Committee and Compensation, Nominating and Corporate Governance Committee receives an additional annual cash retainer of $12,000, $12,000 and $6,000, respectively, payable in equal quarterly installments. Subject to certain exceptions, each non-executive director may elect to receive their fees in shares of our common stock in lieu of receiving the cash fees described above; however, no such election was available during 2018. If a director were to make this election, the number of shares of common stock issued will be calculated by dividing the cash value of the payment by the volume weighted price of our common stock on the NYSE during the 15 consecutive trading days prior to the first day of each quarter.

Each non-executive director also receives an annual award (Annual Equity Award) of shares of our common stock or, at the election of the non-executive director, a number of LTIP Units, in each case equal to $80,000 divided by the volume weighted price of the shares of our common stock on the NYSE during the 15 consecutive trading days prior to January 1 of the year in which granted. The Annual Equity Awards will vest one year from the date of grant, and unvested Annual Equity Awards generally will be forfeited if the recipient ceases to be one of our directors for a reason other than death, disability or a change in control.

We also reimburse each of our directors for their travel expenses incurred in connection with their attendance at board of directors and committee meetings.

The following table sets forth the compensation received by each of our non-executive directors during 2018:

Name	Fees Earned or Paid in Cash		Equity Awards (1)		Total
W. Kirk Baker (2)	$30,000	(3)	$79,988	(4)	$109,988
John Gates	84,000	(5)	79,988		163,988
Storrow M. Gordon	103,000	(6)	79,988		182,988
Trudy A. Harper	78,000	(7)	79,988		157,988
Harold R. Logan	125,000	(8)	79,988		204,988
Harvey Rosenblum	84,000	(9)	79,988		163,988
Ellen C. Wolf	109,000	(10)	79,988		188,988

(1)

Represents the total fair value of equity awards received by non-executive directors in 2018. See Note 18, Share-Based Compensation in the Notes to the Consolidated Financial Statements beginning on page F-1 for additional information.

(2)

Mr. Baker, who served as the Chairman of our board of directors until February 14, 2018, did not stand for reelection at the 2018 Annual Meeting of Stockholders. Accordingly, his term as a director expired on May 16, 2018.

(3)	Represents the pro-rated portion of Mr. Baker’s $60,000 annual base fee.
(4)	The vesting of Mr. Baker’s Annual Equity Award was accelerated upon his departure from our board of directors.
(5)

Represents the sum of Mr. Gates’s cash retainers during 2018, including his (a) $60,000 annual base fee; (b) $12,000 retainer for serving on the Audit Committee; and (c) $12,000 retainer for serving on the Conflicts Committee.

(6)

Represents the sum of Ms. Gordon’s cash retainers during 2018, including her (a) $60,000 annual base fee; (b) $6,000 retainer for serving on the Compensation, Nominating and Corporate Governance Committee; (c) $12,000 retainer for serving on the Conflicts Committee; and (d) additional $25,000 retainer as the Chair of the Conflicts Committee.

(7)

Represents the sum of Ms. Harper’s cash retainers during 2018, including her (a) $60,000 annual base fee; (b) $6,000 retainer for serving on the Compensation, Nominating and Corporate Governance Committee; and (c) $12,000 retainer for serving on the Conflicts Committee.

(8)

Represents the sum of Mr. Logan’s cash retainers during 2018, including his (a) $60,000 annual base fee; (b) $25,000 Lead Director/Chairman retainer; (c) $12,000 retainer for serving on the Audit Committee; (d) $6,000 retainer for serving on the Compensation, Nominating and Corporate Governance Committee; (e) additional $10,000 retainer as the Chair of the Compensation, Nominating and Corporate Governance Committee; and (f) $12,000 retainer for serving on the Conflicts Committee.

(9)

Represents the sum of Dr. Rosenblum’s cash retainers during 2018, including his (a) $60,000 annual base fee; (b) $12,000 retainer for serving on the Audit Committee; and (c) $12,000 retainer for serving on Conflicts Committee.

(10)

Represents the sum of Ms. Wolf’s cash retainers during 2018, including her (a) $60,000 annual base fee; (b) $12,000 retainer for serving on the Audit Committee; (c) additional $25,000 retainer as the Chair of the Audit Committee; and (d) $12,000 retainer for serving on the Conflicts Committee.

Role of Compensation Consultant

The Compensation, Nominating and Corporate Governance Committee engaged the services of an independent compensation consultant, Pearl Meyer, to provide services with respect to reviewing and benchmarking the compensation paid to our non-executive directors. The Compensation, Nominating and Corporate Governance Committee reviewed Pearl Meyer’s independence and determined that Pearl Meyer’s work for the Compensation, Nominating and Corporate Governance Committee in 2018 did not raise any conflict of interest pursuant to the SEC and NYSE rules.

2015 Equity Incentive Plan

Prior to our IPO, we adopted the 2015 Equity Incentive Plan, which permits us to provide equity-based compensation to certain personnel who provide services to us, Hunt Manager or an affiliate of either in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, stock units, performance-based awards, unrestricted stock, LTIP Units and other awards. We currently utilize the 2015 Equity Incentive Plan to compensate our non-executive directors for their service on our board of directors. No awards have been made under the 2015 Equity Incentive Plan to our executive officers or any other employees of Hunt Manager.

General

The 2015 Equity Incentive Plan provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance-based awards and annual incentive awards, unrestricted awards, dividend equivalent rights, LTIP Units, cash and other equity-based awards up to an aggregate of 375,000 shares. LTIP Units are a special class of partnership interests in the Operating Partnership. Each LTIP Unit awarded will be deemed to be equivalent to an award of one share of our common stock reserved under the 2015 Equity Incentive Plan and will reduce the number of shares of common stock available for other equity awards on a one-for-one basis. As of February 20, 2019, 213,727 shares remain available for future awards under the 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan provides, among other things, that no participant in the plan will be permitted to acquire, or will have any right to acquire, shares thereunder if such acquisition would be prohibited by the ownership limits contained in our charter or would impair our status as a REIT.

Administration of the 2015 Equity Incentive Plan

The 2015 Equity Incentive Plan is administered by our Compensation, Nominating and Corporate Governance Committee. Subject to the terms of the 2015 Equity Incentive Plan, our Compensation, Nominating and Corporate Governance Committee will determine all terms and conditions of awards, who will receive awards, the type of award and the number of shares of common stock subject to the award, if the award is equity based. Our Compensation, Nominating and Corporate Governance Committee also may interpret the provisions of the 2015 Equity Incentive Plan and the award agreements thereunder. References below to our Compensation, Nominating and Corporate Governance Committee refer to our board of directors or another committee appointed by our board of directors for those periods in which our board of directors or such other committee is acting. Each member of our Compensation, Nominating and Corporate Governance Committee that administers the 2015 Equity Incentive Plan (a) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act, and (b) will, at such times as we are subject to Section 162(m) of the Code, and to the extent it is intended that awards will be treated as performance-based compensation for purposes of Section 162(m), qualify as an outside director for purposes of Section 162(m) of the Code.

Eligibility

Awards under the 2015 Equity Incentive Plan may be granted to our employees (if any), directors and officers and any employees, directors and officers of our affiliates. Hunt Manager and its affiliates and other personnel of Hunt Manager and its affiliates also are eligible to receive awards under the 2015 Equity Incentive Plan, although we have not granted any awards to our executive officers or to any other Hunt Manager employees. In addition, consultants and advisers who perform services for us and our affiliates may receive awards under the 2015 Equity Incentive Plan, although we have not granted any awards to consultants or our other advisers. Similarly, consultants and advisers who perform services for Hunt Manager and its affiliates also are eligible to receive awards under the 2015 Equity Incentive Plan.

Share Usage

Shares of common stock that are subject to awards will be counted as used as of the grant date. If any award expires, is forfeited or is terminated without having been exercised or is paid without delivery of stock, then any shares of stock covered by such lapsed, canceled, expired, unexercised or cash-settled portion of such award or grant will be available for the grant or settlement of other awards under the 2015 Equity Incentive Plan.

Recoupment

Shares or payments received by award recipients under award agreements for awards granted pursuant to the 2015 Equity Incentive Plan may be subject to mandatory repayment by the recipient to us of any gain realized by the recipient to the extent the recipient is in violation of or in conflict with certain agreements (including but not limited to an employment or noncompetition agreement with us, Hunt Manager or an affiliate of either) or upon termination for cause as defined in the 2015 Equity Incentive Plan, any applicable award agreement or any other agreement between us, Hunt Manager or an affiliate of either and the recipient. Reimbursement or forfeiture also may apply if we are required to prepare an accounting restatement due to a material noncompliance by us, as a result of misconduct, with any financial reporting requirement under the securities laws or if an award was earned or vested based on achievement of pre-established performance goals that are later determined, as a result of the accounting restatement, not to have been achieved.

Change in Control

Except as otherwise provided in an applicable award agreement, if we experience a change in control in which the applicable outstanding awards that are not exercised prior to the change in control will not be assumed or continued by the surviving entity: (a) except for performance awards, all restricted stock and unvested LTIP Units will vest, and all stock units and dividend equivalent rights will vest and the underlying shares will be delivered immediately before the change in control and (b) at our board of directors’ discretion, either all options and stock appreciation rights will become exercisable 15 days before the change in control and terminate upon the consummation of the change in control (to the extent such awards are not exercised as of the change in control) or all options, stock appreciation rights, restricted stock and stock units will be cashed out or redeemed for securities of equivalent value before the change in control. In the case of performance awards denominated in stock, stock units or LTIP Units, if half or more of the performance period has lapsed, the performance award will be converted into restricted stock or stock units based on actual performance to date. If less than half of the performance period has lapsed, or if actual performance is not determinable, the performance award will be converted into restricted stock or stock units assuming target performance has been achieved. Other equity-based awards will be governed by the terms of the applicable award agreement.

The completion of the sale of InfraREIT will constitute a change in control of us under the 2015 Equity Incentive Plan. As a result, any vesting conditions applicable to each share of restricted stock or LTIP Unit that is outstanding on the business day prior to the merger with Oncor will automatically accelerate in full, and all restrictions with respect thereto will lapse.

Adjustments for Stock Dividends and Similar Events

Our Compensation, Nominating and Corporate Governance Committee will make appropriate adjustments in outstanding awards and the number of shares available for issuance under the 2015 Equity Incentive Plan, including the individual limitations on awards, to reflect stock splits and other similar events.

Amendment and Termination

Our board of directors may amend or terminate the 2015 Equity Incentive Plan at any time; provided that no amendment may adversely impair the benefits of a participant, without his or her consent, with respect to his or her outstanding awards. Our stockholders must approve any amendment if such approval is required by our board of directors or under applicable law or stock exchange requirements. Our stockholders also must approve any amendment that changes the no-repricing provisions of the 2015 Equity Incentive Plan. Unless terminated sooner by our board of directors or extended with stockholder approval, the 2015 Equity Incentive Plan will terminate on December 1, 2024.

2015 Employee Stock Purchase Plan

We previously adopted the ESPP that would allow employees of Hunt Manager or its affiliates whose principal duties include the management and operation of our business to purchase shares of our common stock at a discount. Pursuant to the management agreement, Hunt Manager is obligated to fund all of the costs associated with the ESPP, including the funds necessary to purchase shares of our common stock in the open market pursuant to the plan. A total of 250,000 shares of common stock are reserved for sale and authorized for issuance under the ESPP. As of December 31, 2018, no shares have been purchased or offered for purchase under the ESPP.

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

The following table sets forth certain information regarding the ownership of our common stock as of February 20, 2019, by: (a) each director; (b) each of our executive officers; (c) all of our executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than 5% of our common stock.

	Beneficial Ownership
Name of Beneficial Owner	Shares of Common Stock and/or OP Units (1)	Percentage of All Shares of Common Stock (2)	Percentage of All Shares of Common Stock and OP Units (3)
5% Holders
Hunt Consolidated, Inc. (4) (5)	15,676,672	26.3%	25.8%
The Vanguard Group (6)	5,893,034	13.4%	9.7%
Op Trust N.A. Holdings Trust (7)	4,719,143	10.7%	7.8%
John Hancock Life Insurance Company (U.S.A.) (8)	4,276,235	9.7%	7.0%
BlackRock (9)	3,138,410	7.1%	5.2%
Directors and Names Executive Officers
David A. Campbell (10)	224,232	*	*
Stacey H. Doré	—	—	—
Brant Meleski (11)	61,823	*	*
John Gates (12)	29,175	—	*
Storrow M. Gordon (13)	18,491	—	*
Trudy A Harper (14)	20,312	—	*
Hunter L. Hunt (5)	15,676,672	26.3%	25.8%
Harold R. Logan, Jr. (15)	29,639	*	*
Harvey Rosenblum (16)	16,901	—	*
Ellen C. Wolf (17)	22,533	*	*
All directors and executive officers as a group (10 persons)	15,900,015	26.6%	26.2%

*	Represents less than 1%.
(1)	Consists of shares of our common stock and OP Units in the Operating Partnership.
(2)

Based on an aggregate of 43,997,672 shares of common stock outstanding. In addition, in computing the percentage ownership of a person or group, we have assumed that the OP Units beneficially owned by that person or the persons in the group have been exchanged for shares of common stock on a one-for-one basis and that those shares are outstanding but that no OP Units held by other persons have been exchanged for shares.

(3)

Assumes all OP Units, including all LTIP Units, have been exchanged, one-for-one, for shares of common stock, and, following this exchange, there are an aggregate of 60,727,001 shares of common stock outstanding.

(4)

Consists of (a) 6,334 shares of common stock and (b) 15,170,442 shares of common stock underlying 15,170,442 OP Units held by Hunt Developer, together with 454,102 shares of common stock underlying 454,102 OP Units held by Electricity Participant Partnership, LLC (EPP), which is a subsidiary of HCI, for the benefit of current and former employees and service providers to HCI. Although HCI no longer has a pecuniary interest in the OP Units held by EPP, it continues to share voting and investment power with respect to such common units. Also includes 45,794 shares of common stock underlying 45,794 OP Units granted as incentive compensation to and held by Mr. Campbell, which are subject to vesting. Although HCI no longer has a pecuniary interest in the OP Units held by Mr. Campbell, Hunt Developer continues to share investment power with respect to such securities. The address for HCI is 1900 N. Akard Street, Dallas, Texas 75201.

(5)

Mr. Hunt is Co-Chairman, Co-Chief Executive Officer and Co-President of HCI and controls HCI through one or more intermediaries and, therefore, may be deemed the beneficial owner of shares of our common stock. Mr. Hunt has disclaimed beneficial ownership of any shares of our common stock, except to the extent of his pecuniary interest therein. The address for Mr. Hunt is 1900 N. Akard Street, Dallas, Texas 75201.

(6)

As reported on Schedule 13G/A filed with the SEC on February 12, 2019. The Vanguard Group reports that it has shared voting power with respect to 19,379 shares of common stock and shared investment power with respect to 57,363 shares of common stock. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(7)

As reported on Schedule 13G/A filed with the SEC on February 12, 2016. The filing is made jointly with OPTrust Infrastructure N.A. Inc. and OPSEU Pension Plan Trust Fund. Their address is 130 King Street W., Suite 700, P.O. Box 197, Toronto, Ontario, M5X 1A6 Canada.

(8)

As reported on Schedule 13G/A filed with the SEC on February 14, 2019. The filing is made jointly with Manulife Financial Corporation. The address for John Hancock Life is 200 Berkeley Street, Boston, Massachusetts 02117, and the address for Manulife Financial Corporation is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5.

(9)

As reported on Schedule 13G/A filed with the SEC on February 4, 2019. BlackRock Inc. reports that it has sole voting power with respect to 3,024,016 shares of common stock but sole investment power with respect to 3,138,410 shares of common stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(10)

Consists of (a) 30,000 shares of common stock and 91,586 shares of common stock underlying 91,586 OP Units held directly by Mr. Campbell and (b) 102,646 shares of common stock underlying 102,646 OP Units held indirectly by Mr. Campbell through the EPP. Mr. Campbell shares investment power with Hunt Developer with respect to 45,794 of the OP Units that he holds directly and shares voting and investment power with respect to the OP Units held by the EPP.

(11)

Consists of (a) 10,500 shares of common stock held directly by Mr. Meleski and (b) 51,323 shares of common stock underlying 51,323 OP Units held indirectly by Mr. Meleski through the EPP. Mr. Meleski shares voting and investment power with respect to the OP Units held by the EPP.

(12)

Consists of 12,274 shares of common stock and 16,901 shares of common stock underlying 16,901 LTIP Units held directly by Mr. Gates. Does not include 3,779 shares of common stock, none of which will vest within 60 days of the date hereof.

(13)

Consists of 1,590 shares of common stock and 16,901 shares of common stock underlying 16,901 LTIP Units held directly by Ms. Gordon. Does not include 3,779 shares of common stock, none of which will vest within 60 days of the date hereof.

(14)

Consists of 3,411 shares of common stock and 16,901 shares of common stock underlying 16,901 LTIP Units held directly by Ms. Harper. Does not include 3,779 shares of common stock, none of which will vest within 60 days of the date hereof.

(15)

Consists of (a) 7,106 shares of common stock, (b) 5,632 shares of common stock underlying 5,632 common units and (c) 16,901 shares of common stock underlying 16,901 LTIP Units, in each case held directly by Mr. Logan. Does not include 3,779 shares of common stock, none of which will vest within 60 days of the date hereof.

(16)

Consists of 16,901 shares of common stock underlying 16,901 LTIP Units held directly by Dr. Rosenblum. Does not include 3,779 shares of common stock, none of which will vest within 60 days of the date hereof.

(17)

Consists of (a) 5,632 shares of common stock underlying 5,632 common units and (b) 16,901 shares of common stock underlying 16,901 LTIP Units, in each case held directly by Ms. Wolf. Does not include 3,779 shares of common stock, none of which will vest within 60 days of the date hereof.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Commercial Arrangements

Management Agreement

We are externally managed by Hunt Manager pursuant to a management agreement entered into in January 2015 in connection with our IPO. In accordance with the management agreement, Hunt Manager manages our day-to-day operations, subject to oversight from our board of directors. The initial term of the management agreement expires December 31, 2019 subject to automatic renewal terms and termination provisions.

Under the management agreement, Hunt Manager is responsible for presenting to us and managing our investment opportunities, conducting our investor relations, implementing our financial policies and practices and generally administering our day-to-day operations. Hunt Manager is required to provide us with a management team, including a chief executive officer, president and chief financial officer and appropriate support personnel. The members of our management team are required to devote such time to their management of us as is necessary and appropriate, commensurate with their level of activity, but are otherwise permitted to engage in other activities unrelated to our business, including rendering services similar to those provided to us pursuant to the management agreement or investing in, or rendering advisory services to others investing in, acquisitions of assets that would meet our principal investment objectives.

For these services, we pay Hunt Manager an annual base fee and, in certain circumstances, may also be required to pay an incentive payment. The base fee for each 12-month period beginning on each April 1 equals 1.50% of our total equity as reflected on our Consolidated Balance Sheet as of December 31 of the immediately preceding year. The fee is payable in quarterly installments in arrears and is subject to a $30.0 million cap, unless a greater amount is approved by a majority of our independent directors (or a committee comprised solely of independent directors).

The base fees through December 31, 2019 are as follows:

(In millions)	Base Fee
April 1, 2016 - March 31, 2017	$14.0
April 1, 2017 - March 31, 2018	14.2
April 1, 2018 - March 31, 2019	13.5
April 1, 2019 - December 31, 2019	10.4

In February 2019, we amended the management agreement to allow us to offset the amount of the quarterly base fee installment due in any particular quarter by the amount payable by SDTS under its services agreement with Hunt Manager. See the caption SDTS Services Agreement and Management Agreement Amendment in Part II, Item 9B., Other Information. As a result, although the amounts actually paid under the management agreement will be reduced in future quarters, the total amount of base compensation we pay to Hunt Manager with respect to all services it provides to us will, on a consolidated basis, equal the base fee amount described above.

If our per OP Unit distributions were to exceed $0.27 per OP Unit in a particular quarter, the management agreement requires us to pay Hunt Manager an incentive payment. Any such incentive payment will equal 20% of (a) quarterly per OP Unit distributions (inclusive of the incentive payment) in excess of $0.27 per quarter multiplied by (b) the aggregate number of OP Units outstanding. For purposes of calculating the incentive payment, distributions in excess of 100% of our cash available for distribution (as defined in the management agreement) will not be included in the calculation.

Under the management agreement, we reimburse Hunt Manager for all third-party expenses incurred on our behalf or otherwise in connection with the operation of our business, other than compensation expenses related to Hunt Manager’s personnel (including our officers), occupancy costs incurred by Hunt Manager related to its place of business, time or project-based billing for work done by Hunt affiliates, travel and expenses for Hunt Manager’s employees, fees or costs associated with professional service organizations, publications, periodicals, professional development or related matters for Hunt Manager employees and income or franchise taxes payable by Hunt Manager, all of which will be the exclusive responsibility of Hunt Manager. Additionally, we are required to include, and have included, Hunt Manager and its affiliates under our directors and officers insurance policy, including professional liability coverage, with limits of $50.0 million. In the event that Hunt Manager requests that additional professional liability insurance be purchased and added to our policy, Hunt Manager will bear any additional premium costs.

During the year ended December 31, 2018, we made payments to Hunt Manager of $13.7 million for the management fee and $0.1 million for reimbursement of annual software license and maintenance fees and other expenses under the management agreement.

Pursuant to the management agreement, Hunt Manager does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Further, Hunt Manager, its affiliates and their respective officers, directors, stockholders and employees will not be liable to us, our directors, our stockholders or any partners of the Operating Partnership for acts or omissions performed in accordance with and pursuant to the management agreement, except where such liability arises as a result of acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of their duties under the management agreement. Hunt Manager has agreed to indemnify us and each of our officers, directors, employees and agents from and against any claims or liabilities arising out of or in connection with acts of Hunt Manager constituting gross negligence, willful misconduct, bad faith or reckless disregard of their duties under the management agreement or any claims by Hunt Manager’s employees relating to the terms and conditions of their employment by Hunt Manager.

For additional information related to our management agreement, see the caption Management Agreement under Our Relationship with Hunt in Part I, Item 1., Business.

SDTS Services Agreement

In February 2019, SDTS and Hunt Manager entered into the services agreement pursuant to which SDTS agreed to directly compensate Hunt Manager for certain services it provides to SDTS. For additional information, see the caption SDTS Services Agreement and Management Agreement Amendment in Part II, Item 9B., Other Information.

Development Agreement

Our development agreement with Hunt Developer and Sharyland provides us with a right of first offer to acquire identified ROFO Projects and gives us the exclusive right to continue to fund the development and construction of Footprint Projects. Under the terms of the development agreement, Hunt has the obligation to offer the ROFO Projects to us at least 90 days prior to the date on which the project is expected to be placed in service. Once a ROFO Project is acquired and the applicable regulated assets are added to our rate base, we will have the exclusive right to fund any future additions to those regulated assets that constitute Footprint Projects with respect to the acquired.

For additional information related to our development agreement, see the caption Development Agreement included in Hunt’s Development Projects under Our Relationship with Hunt in Part I, Item 1., Business.

Leases with Sharyland

We lease our regulated assets to Sharyland under five separate lease agreements. Under these leases Sharyland pays us base and percentage rent. In addition, the CREZ lease also provides for the recovery by SDTS of $0.2 million in recoverable costs that were incurred in connection with the 2017 Asset Exchange Transaction and sold to Sharyland in exchange for 24 equal monthly payments beginning January 2018 which total the amount of the recoverable costs. For the year ended December 31, 2018, we recognized total lease revenue from Sharyland of $200.4 million. During the year ended December 31, 2018, we made net payments to Sharyland of $68.1 million primarily to fund capital expenditures under the leases.

For additional information related to our leases, see the caption Leases in Part I, Item 1., Business.

2017 Asset Exchange Transaction Side Letter

In July 2017, SDTS and Sharyland signed the 2017 Asset Exchange Agreement providing for the 2017 Asset Exchange Transaction, which closed in November 2017. In connection with the 2017 Asset Exchange Agreement, SDTS and Sharyland entered into a letter agreement (Side Letter) in which they agreed to certain terms and conditions to address the actual or potential conflicts of interest arising between SDTS and Sharyland in connection with the 2017 Asset Exchange Transaction. Specifically, the Side Letter includes, among other things, certain representations and warranties from Sharyland that correspond to representations and warranties of SDTS under the 2017 Asset Exchange Agreement relating to certain matters for which SDTS relies, in whole or in part, upon Sharyland under the leases and as operator of the assets and an allocation of expenses incurred in connection with the transactions.

License Agreement

We have a perpetual, non-exclusive license from Hunt Manager to use certain methods, processes, trade secrets and other intellectual property rights utilized in managing and operating our assets. We do not pay a separate fee to Hunt Manager under the license agreement.

Pending Corporate Transactions

Asset Exchange Agreement

As a condition to Oncor’s acquisition of us, in October 2018 SDTS entered into a definitive agreement to exchange certain assets with Sharyland. See the caption Sale and Asset Exchange under Pending Corporate Transactions in Part I, Item 1., Business. The difference between the net book value of the exchanged assets will be paid in cash at closing.

Arrangements with Hunt

In connection with our pending corporate transactions, in October 2018 we entered into an omnibus termination agreement pursuant to which the management agreement, development agreement, leases, and all other existing agreements between us and Hunt, Sharyland or their affiliates will be terminated upon the closing. Under the omnibus termination agreement, we have agreed to pay Hunt approximately $40.5 million upon the closing. This amount is consistent with the termination fee, as calculated at the time we entered into the omnibus termination agreement, contractually required under the management agreement. For additional information, see the caption Sale and Asset Exchange under Pending Corporate Transactions in Part I, Item 1., Business.

Other Agreements or Transactions

Registration Rights

On March 1, 2016, we entered into a second amended and restated registration rights agreement (as amended, the registration rights agreement), which amended and restated the agreement that we entered into in connection with our IPO, with certain of our pre-IPO investors (including Hunt, our continuing founding investors and W. Kirk Baker, who was one of our directors). Pursuant to the registration rights agreement, on February 18, 2016 we filed a registration statement that registers the issuance of shares upon the redemption by certain of our limited partners, including Hunt, of their OP Units to the extent they exercise such right and we decide to redeem such shares for stock in lieu of cash, and on March 3, 2016 we filed a registration statement that registers for resale shares of our common stock held (either of record or beneficially) by Hunt and our continuing founding investors. Pursuant to the registration rights agreement, we also have agreed to effect up to four underwritten offerings upon notice by parties holding at least 5% of the securities subject to the registration rights agreement, subject to certain limitations. The registration rights agreement also obligates us to register additional shares of common stock beneficially owned by Hunt in the future. We will not receive any cash proceeds from the issuance or resale of shares of our common stock pursuant to the registration statements.

Lock-Up Agreement with Hunt

Hunt owns a substantial portion of our equity, and we have a lock-up agreement with Hunt that restricts Hunt from transferring or selling an aggregate of 8,419,987 of the shares of our common stock and OP Units that it currently owns. For information related to the terms of Hunt’s lock-up agreement, see the caption Lock-Up Agreement included under Our Relationship with Hunt in Part I, Item 1., Business.

Partnership Agreement of the Operating Partnership

All of our business activities are conducted through the Operating Partnership, either directly or through its subsidiaries. On March 10, 2015, a third amended and restated agreement of limited partnership became effective. As of February 20, 2019, Hunt owns 25.7% of our OP Units, and each of our directors, other than Hunter L. Hunt (except through his beneficial ownership of Hunt’s OP Units), is also a limited partner in the Operating Partnership. Subject to the terms of the partnership agreement, a limited partner of the Operating Partnership may at any time require us to redeem the OP Units it holds for cash at a per OP Unit value equal to the 10-day trailing trading average of a share of our common stock at the time of the requested redemption. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption right may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter.

Ownership of Sharyland Distribution & Transmission Services, L.L.C.; Delegation Agreement

Together with Sharyland, the Operating Partnership’s wholly-owned subsidiary, TDC, owns SDTS. TDC owns substantially all of the economic interests in SDTS, and SDTS owns all of our regulated assets. Pursuant to the third amended and restated company agreement of SDTS (SDTS company agreement), Sharyland is the managing member of SDTS, and we are not able to remove Sharyland as managing member without prior permission of the PUCT. As the managing member, Sharyland has the exclusive power and authority on behalf of SDTS to manage, control, administer and operate the properties, business and affairs of SDTS in accordance with the SDTS company agreement, subject to a variety of negative control rights in favor of TDC.

However, to the extent that day-to-day operations of SDTS involve matters primarily related to passive ownership of the assets, Sharyland has delegated those responsibilities and authorities to InfraREIT pursuant to a delegation agreement entered into in connection with our IPO. Under this agreement, Sharyland expressly reserves certain rights related to the management of SDTS, including the right to cause SDTS to fund its obligations under the leases if we fail to do so. Subject to this reservation, the delegation agreement generally gives us primary responsibility for capital sourcing, financing, cash management and investor relations, including: raising equity and debt capital for SDTS and its subsidiaries; opening bank accounts; preparing and obtaining approval for annual business plans (with Sharyland’s assistance); managing external auditor and law firm relationships; preparing financial statements; communicating with external equity and debt financing sources; acting as the tax matters partner of SDTS; and other day-to-day operational matters. The delegation agreement also delegates to us the right to elect officers of SDTS to carry out the responsibilities and obligations delegated to us pursuant to the delegation agreement, provided that we have agreed that one designee from Sharyland will be elected as a senior vice president of SDTS.

Conflicts of Interest

General

In connection with our IPO, our board of directors adopted written policies and procedures designed to protect our stockholders against conflicts of interest. These policies and procedures, among other things, require the approval of our Conflicts Committee for ROFO Project acquisitions and for certain decisions related to our leases, the development agreement and the management agreement, including negotiations with Sharyland regarding lease renewals. Our Conflicts Committee also approved the sale of InfraREIT and related transactions. Our Conflicts Committee consists solely of members who are independent within the meaning of the NYSE listing standards. We cannot assure you that these policies and provisions of law will always be successful in eliminating or minimizing the influence of such conflicts of interest, and if they are not successful, decisions could be made that might fail to reflect fully the interests of stockholders. Arrangements entered into prior to or in connection with our IPO were approved prior to the implementation of these policies and procedures.

ROFO Transactions

We expect our Conflicts Committee to evaluate whether we should acquire an offered ROFO Project based on whether it believes that the acquisition will be in our best interest, taking into account the offered price and its analysis of the fair market value of the project. We expect the purchase price for any ROFO Project will be negotiated by our Conflicts Committee, on the one hand, and Hunt or its affiliates, on the other, and will be based on a number of factors, such as the cash flow and rate base for the assets, market conditions, potential for incremental Footprint Projects, the terms of any related lease and the regulatory return we expect the assets will earn.

Hunt

Hunt indirectly owns Hunt Manager and Hunt Developer and is deemed to be a beneficial owner of more than 5% of our common stock as a result of its subsidiaries’ ownership of shares of our common stock and OP Units. Hunter L. Hunt, a member of our board of directors, also may be deemed to be a beneficial owner of more than 5% of our common stock through his indirect control of Hunt. Additionally, Sharyland, our sole tenant, is privately owned by Hunter L. Hunt and other members of the family of Ray L. Hunt and is controlled by Hunter L. Hunt. Both Hunt and Hunter L. Hunt, through his affiliation with both the Hunt and Sharyland organizations, have financial and controlling interests in any of the transactions described above to which Sharyland or a Hunt affiliated entity is a party.

Other Relationships

All of our officers, including our President and Chief Executive Officer, Mr. David A. Campbell, are employees of Hunt Manager. Furthermore, in addition to serving as our President and Chief Executive Officer and as a member of our board of directors, Mr. Campbell is also the President and Chief Executive Officer of Hunt Manager as well as the President and Chief Executive Officer of Sharyland.

Hunt controls the compensation of the employees of Hunt Manager, including our executive officers. In determining our executive officers’ compensation, Hunt has indicated it will take into account the performance of InfraREIT, but that Hunt also may take into account the performance of other entities, including Hunt Manager, Hunt Developer, Sharyland and Hunt generally, and there is no contractual or other restriction that would prevent Hunt from doing so. Due to these relationships, our executive officers and other employees of Hunt Manager may benefit from the financial performance of these entities, including as a result of any of the transactions described above to which Sharyland or a Hunt affiliate is a party.

Additionally, Mr. W. Kirk Baker, who was a member of our board of directors until May 2018, previously was a Hunt executive officer. Although Mr. Baker does not own a beneficial interest in Hunt, he has been a participant in various Hunt benefit and incentive programs, and, as a result, may have benefitted from the financial performance of Hunt Manager, Hunt Developer, Sharyland and Hunt generally, including as a result of the relationships described above.

Indemnification

Indemnification of Our Directors and Officers

Charter and Bylaws

In our charter and bylaws we have agreed to indemnify our directors and certain of our officers by providing, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for judgments, penalties, fines, settlements and reasonable expenses actually incurred that he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under MGCL and our bylaws. Notwithstanding the foregoing, the indemnification provisions will not protect any officer or director from liability to us or our stockholders: (1) as a result of any action or omission of the director or officer that was material to the matter giving rise to the proceeding and (a) was committed in bad faith or (b) was the result of active and deliberate dishonesty; (2) where the director or officer actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, if the director or officer had reasonable cause to believe that the act or omission was unlawful.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers that obligate us to indemnify and advance expenses to them to the maximum extent permitted by Maryland law. The indemnification agreements provide that, if a director or executive officer is a party or is threatened to be made a party to or a witness in any proceeding by reason of his or her service as a director, officer, employee or agent of us or as a director, officer, partner, managing member, manager, fiduciary, employee, agent or trustee of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that he or she is or was serving in such capacity at our request, we must indemnify the director or executive officer for all expenses and liabilities actually and reasonably incurred by him or her, or on his or her behalf, to the maximum extent permitted under Maryland law, including in any proceeding brought by the director or executive officer to enforce his or her rights under the indemnification agreement, to the extent provided by the agreement. The indemnification agreements also require us to advance reasonable expenses incurred by the indemnitee within ten days of the receipt by us of a statement from the indemnitee requesting the advance, provided the statement evidences the expenses and is accompanied or preceded by:

•	a written affirmation of the indemnitee’s good faith belief that he or she has met the standard of conduct necessary for indemnification; and
•	a written undertaking, which may be unsecured, by the indemnitee or on his or her behalf to repay the amount paid if it is ultimately established that the standard of conduct has not been met.

The indemnification agreements also provide for procedures for the determination of entitlement to indemnification, including requiring such determination be made by independent counsel after a change of control of us.

Transaction-Related Indemnification Obligations

The definitive agreement with Oncor provides that, for six years following the closing of the sale of InfraREIT to Oncor, Oncor must cause the surviving company to indemnify and hold harmless each of our or our subsidiaries present and former officers or directors, including members of the Conflicts Committee, against all claims, losses, liabilities, damages, judgments, inquiries, fines and reasonable fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection with any administrative suit, claim, action, proceeding, enforcement action, hearing, arbitration, mediation or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to (a) the fact that the indemnified party is or was an officer, director, employee, fiduciary or agent of us or any of our subsidiaries or (b) acts or omissions taken by an indemnified party in their capacity as such or taken at our request or the request of any of our subsidiaries, whether asserted or claimed prior to, at or after the closing, to the fullest extent permitted under applicable law and our governing documents in effect as of the closing.

The definitive agreement also requires that Oncor cause the surviving company to maintain our directors’ and officers’ liability insurance and fiduciary liability insurance policies in effect as of October 18, 2018 for at least six years after the closing of the sale of InfraREIT (or substitute policies with at least the same coverage and amounts containing terms and conditions that are not less advantageous in the aggregate than such existing policies, and subject to certain other restrictions set forth in the definitive agreement), subject to certain limitations. Additionally, the surviving entities in the sale must provide to the indemnified persons the same rights to exculpation, indemnification and advancement of expenses that are provided to the indemnified persons under our and our subsidiaries’ organizational documents in effect as of October 18, 2018, and the surviving entities must assume the contractual indemnification rights with us or any of our subsidiaries’ current or former directors, officers or employees pursuant to specified agreements in effect as of the date of October 18, 2018.

Indemnification of Hunt Manager

Pursuant to the management agreement, we have agreed to indemnify Hunt Manager, its affiliates and each of their respective officers, directors, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with its business and operations or any action taken or omitted on its behalf pursuant to authority granted by the management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of their duties under the management agreement.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

Fees for professional services provided by Ernst & Young in its capacity as our independent registered public accounting firm in each of the last two fiscal years were as follows:

	Years Ended December 31,
(In thousands)	2018	2017
Audit fees	$977	$999
Audit-related fees	—	—
Tax fees	—	51
All other fees	—	—
Total	$977	$1,050

Audit Fees

Audit fees consisted of the aggregate fees, including expenses, billed in connection with the audits of our annual financial statements, including the integrated audit of internal control over financial reporting and quarterly financial reviews, and services that are normally provided by the independent registered public accounting firm.

Audit-Related Fees

Audit-related fees would consist of the aggregate fees, including expenses, billed in the respective year for assurance and related services and are not reported under “Audit Fees.”

Tax Fees

Tax fees consisted of the aggregate fees, including expenses, billed in the respective year for professional services rendered for income tax compliance, tax advice and tax planning.

All Other Fees

All other fees would consist of fees billed in the respective year for products and services other than services reported above.

Pre-Approval Policy and Procedures

Our Audit Committee charter requires that our Audit Committee pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm, subject to, and in compliance with, the de minimis exception for non-audit services described in Section 10A(i)(l)(B) of the Securities Act, and the applicable rules and regulations of the SEC. The Audit Committee pre-approved fees for all audit and non-audit services provided by Ernst & Young during the years ended December 31, 2018 and 2017.

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

2.2	—

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

2.3*	—

Agreement and Plan of Merger, dated as of October 18, 2018, among the Registrant, InfraREIT Partners, LP, Oncor Electric Delivery Company LLC, 1912 Merger Sub LLC and Oncor T&D Partners, LP (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 18, 2018 and filed October 18, 2018 and incorporated herein by reference).

2.4*	—

Agreement and Plan of Merger, dated as of October 18, 2018, among Sharyland Distribution & Transmission Services, L.L.C., Sharyland Utilities, L.P. and Oncor Electric Delivery Company LLC (filed as exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 18, 2018 and filed October 18, 2018 and incorporated herein by reference).

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

Development Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP, Hunt Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.7 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

Exhibit Number		Description
10.5	—

First Amendment to Development Agreement, dated November 9, 2017, among the Registrant, InfraREIT Partners, LP, Hunt Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.9 to the Company’s Current Report on Form 8-K dated November 9, 2017 and filed November 16, 2017 and incorporated herein by reference).

10.6	—

Management Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP and Hunt Utility Services, LLC (filed as exhibit 10.8 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.7	—

First Amendment to Management Agreement, dated May 16, 2018, among the Registrant, InfraREIT Partners, LP and Hunt Utility Services, LLC (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2018 and filed May 18, 2018 and incorporated herein by reference).

10.8**	—	Second Amendment to Management Agreement, dated February 26, 2019, among the Registrant, InfraREIT Partners, LP and Hunt Utility Services, LLC.

10.9**	—	Services Agreement, dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Hunt Utility Services, LLC.

10.10	—

Letter Agreement, dated as of July 21, 2017, by and between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2017 and filed July 24, 2017 and incorporated herein by reference).

10.11	—

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

10.13**	—	Seventeenth Amended and Restated Rent Supplement (McAllen Lease), dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.14	—

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

10.16	—

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

10.17	—

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

10.19**	—	Eleventh Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.20	—

Fourth Amended and Restated CREZ Lease Agreement, dated November 9, 2017, among Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2017 and filed November 16, 2017 and incorporated herein by reference).

Exhibit Number		Description

10.21**	—	Fifteenth Amended and Restated Rent Supplement (CREZ Lease), dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.22	—

Permian Lease Agreement, dated December 31, 2017, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2017 and filed January 5, 2018 and incorporated herein by reference).

10.23**	—	Third Amended and Restated Rent Supplement (Permian Lease), dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P.

10.24	—

Omnibus Termination Agreement, dated as of October 18, 2018, among the Registrant, InfraREIT Partners, LP, Sharyland Distribution & Transmission Services, L.L.C., Hunt Consolidated, Inc., Hunt Transmission Services, L.L.C., Electricity Participant Partnership, L.L.C., Hunt Utility Services, LLC and Sharyland Utilities, L.P. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2018 and filed October 18, 2018 and incorporated herein by reference).

10.25	—

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

10.27	—

Second Amendment to Credit Agreement, Direction and Waiver, dated November 1, 2017, to the SDTS Credit Agreement (filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.28	—

Third Amendment to Credit Agreement, dated December 7, 2018, to the SDTS Credit Agreement (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 7, 2018 and filed December 11, 2018 and incorporated herein by reference).

10.29	—

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

10.30	—

Amendment to Credit Agreement, Direction and Waiver, dated November 1, 2017, to the Term Loan Agreement (filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.31	—

Credit Agreement, dated December 10, 2014 (InfraREIT Partners Credit Agreement), among InfraREIT Partners, LP, Bank of America, N.A., as administrative agent and L/C issuer and the other lenders party thereto (filed as exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.32	—

First Amendment to Credit Agreement, dated December 7, 2018, to the InfraREIT Partners Credit Agreement, (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2018 and filed on December 11, 2018 and incorporated herein by reference).

10.33	—

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

10.35	—

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

10.38	—

Fifth Amendment to Note Purchase Agreement, Direction and Waiver, dated November 1, 2017, to the 2010 SDTS NPA (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.39	—

Consent and Sixth Amendment to Note Purchase Agreement, dated as of December 21, 2018, to the 2010 SDTS NPA (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 21, 2018 and filed on December 31, 2018 and incorporated herein by reference).

10.40	—

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

10.44	—

Consent and Fourth Amendment to Note Purchase Agreement, dated as of December 21, 2018, to the TDC NPA (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 21, 2018 and filed on December 31, 2018 and incorporated herein by reference).

10.45	—

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

10.46	—

First Amendment, dated June 9, 2011, to the 2009 SDTS NPA (filed as exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.47	—

Second Amendment, dated October 15, 2013, to the 2009 SDTS NPA (filed as exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.48	—

Third Amendment, Direction and Waiver, dated December 10, 2014, to the 2009 SDTS NPA (filed as exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.49	—

Fourth Amendment, dated as of September 28, 2015, to the 2009 SDTS NPA (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 6, 2015 and incorporated herein by reference).

10.50	—

Fifth Amendment to Note Purchase Agreement, Direction and Waiver, dated November 1, 2017, to the 2009 SDTS NPA (filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

10.51	—

Consent and Sixth Amendment to Note Purchase Agreement, dated as of December 21, 2018, to the 2009 SDTS NPA (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 21, 2018 and filed on December 31, 2018 and incorporated herein by reference).

10.52	—

Note Purchase Agreement, dated as of December 3, 2015 (2015 NPA), among Sharyland Distribution & Transmission Services, L.L.C. and the purchasers listed in Schedule B thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2015 and filed on December 4, 2015 and incorporated herein by reference).

10.53	—

Amendment to Note Purchase Agreement, Direction and Waiver, dated November 1, 2017, to the 2015 NPA (filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and filed on November 2, 2017 and incorporated herein by reference).

Exhibit Number		Description
10.54	—

InfraREIT, Inc. Second Amended and Restated Registration Rights and Lock-Up Agreement (Registration Rights Agreement), dated as of March 1, 2016, among the Registrant and each of the persons listed on Schedule A thereto (filed as exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.55	—

First Amendment to Registration Rights Agreement, dated as of February 28, 2018, among the Registrant, Hunt Transmission Services, L.L.C. and Electricity Participant Partnership, LLC. (filed as exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed on March 5, 2018 and incorporated herein by reference).

10.56	—

Lock-Up Agreement, dated as of January 29, 2015, among the Registrant, InfraREIT Partners, LP, Hunt-InfraREIT, L.L.C. and Hunt Consolidated, Inc. (filed as exhibit 10.10 to the Company’s Current Report on Form 8-K dated January 29, 2015 and filed February 4, 2015 and incorporated herein by reference).

10.57	—

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

10.58	—

Intellectual Property Assignment Agreement, dated December 1, 2014, between the Registrant and Hunt Utility Services, LLC (formerly known as InfraREIT Capital Partners, LLC) (filed as exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.59	—

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

10.60+	—

Form of Director and Officer Indemnification Agreement (filed as exhibit 10.39 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed January 20, 2015 and incorporated herein by reference).

10.61+	—

InfraREIT, Inc. 2015 Equity Incentive Plan (filed as exhibit 10.47 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed December 31, 2014 and incorporated herein by reference).

10.62+	—

Form of Restricted Stock Unit Agreement (filed as exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.63+	—

Form of InfraREIT Partners, LP LTIP Unit Award Agreement (filed as exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 3, 2016 and incorporated herein by reference).

10.64+	—

InfraREIT, Inc. 2015 Non-Qualified Employee Stock Purchase Plan (filed as exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 18, 2015 and incorporated herein by reference).

21.1**	—	List of Subsidiaries of the Registrant

23.1**	—	Consent of Ernst & Young LLP

31.1**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2**	—	Rule 13A-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	—	Section 1350 Certification of Chief Executive Officer

32.2**	—	Section 1350 Certification of Chief Financial Officer

99.1**	—	Consolidated Financial Statements of Sharyland Utilities, L.P.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number		Description
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
**	Filed herewith.
+	As required by Item 15(a)(3), this exhibit is identified as a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfraREIT, Inc.
(Registrant)

/s/ David A. Campbell
David A. Campbell
Date: February 27, 2019	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and as of the date indicated.

Signature	Capacity	Date

/s/ David A. Campbell	President, Chief Executive Officer	February 27, 2019
David A. Campbell	and Director (Principal Executive Officer)

/s/ Brant Meleski	Senior Vice President and Chief Financial Officer	February 27, 2019
Brant Meleski	(Principal Accounting and Financial Officer)

/s/ Harold R. Logan, Jr.	Chairman of the Board of Directors	February 27, 2019
Harold R. Logan, Jr.

/s/ John Gates	Director	February 27, 2019
John Gates

/s/ Storrow M. Gordon	Director	February 27, 2019
Storrow M. Gordon

/s/ Trudy A. Harper	Director	February 27, 2019
Trudy A. Harper

/s/ Hunter L. Hunt	Director	February 27, 2019
Hunter L. Hunt

/s/ Harvey Rosenblum	Director	February 27, 2019
Harvey Rosenblum

/s/ Ellen C. Wolf	Director	February 27, 2019
Ellen C. Wolf

InfraREIT, Inc.

All other schedules for which provision is made in the applicable accounting regulation of the U. S. Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of InfraREIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InfraREIT, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Dallas, Texas

February 27, 2019

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$1,808	$2,867
Restricted cash	1,689	1,683
Due from affiliates	38,174	35,172
Inventory	6,903	6,759
Prepaids and other current assets	1,077	2,460
Total current assets	49,651	48,941
Electric Plant, net	1,811,317	1,772,229
Goodwill	138,384	138,384
Other Assets	31,678	34,314
Total Assets	$2,031,030	$1,993,868
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$19,657	$21,230
Short-term borrowings	112,500	41,000
Current portion of long-term debt	8,792	68,305
Dividends and distributions payable	15,176	15,169
Accrued taxes	1,052	5,633
Total current liabilities	157,177	151,337
Long-Term Debt, Less Deferred Financing Costs	832,455	841,215
Regulatory Liabilities	115,532	100,458
Total liabilities	1,105,164	1,093,010
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 43,974,998 and 43,796,915 issued and outstanding as of December 31, 2018 and 2017, respectively	440	438
Additional paid-in capital	708,283	706,357
Accumulated deficit	(32,022)	(49,728)
Total InfraREIT, Inc. equity	676,701	657,067
Noncontrolling interest	249,165	243,791
Total equity	925,866	900,858
Total Liabilities and Equity	$2,031,030	$1,993,868

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Lease revenue	$200,354	$190,341	$172,099
Tax Cuts and Jobs Act regulatory adjustment	—	(55,779)	—
Net revenues	200,354	134,562	172,099
Operating costs and expenses
General and administrative expense	30,965	25,388	21,852
Depreciation	47,813	51,207	46,704
Gain on 2017 asset exchange transaction	—	(257)	—
Total operating costs and expenses	78,778	76,338	68,556
Income from operations	121,576	58,224	103,543
Other (expense) income
Interest expense, net	(42,122)	(40,671)	(36,920)
Other income, net	1,117	718	3,781
Total other expense	(41,005)	(39,953)	(33,139)
Income before income taxes	80,571	18,271	70,404
Income tax (benefit) expense	(4,581)	1,218	1,103
Net income	85,152	17,053	69,301
Less: Net income attributable to noncontrolling interest	23,482	4,751	19,347
Net income attributable to InfraREIT, Inc.	$61,670	$12,302	$49,954
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$1.40	$0.28	$1.14
Diluted	$1.40	$0.28	$1.14
Cash dividends declared per common share	$1.00	$1.00	$1.00

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands, except share data)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total InfraREIT, Inc. Equity	Noncontrolling Interest	Total Equity
Balance December 31, 2015	43,565,495	$436	$702,213	$(24,526)	$678,123	$256,145	$934,268
Dividends and distributions	—	—	—	(43,671)	(43,671)	(16,965)	(60,636)
Redemption of operating partnership units for common stock	186,496	2	3,275	—	3,277	(3,277)	—
Net income	—	—	—	49,954	49,954	19,347	69,301
Equity based compensation	20,292	—	357	—	357	621	978
Balance December 31, 2016	43,772,283	438	705,845	(18,243)	688,040	255,871	943,911
Dividends and distributions	—	—	—	(43,787)	(43,787)	(16,889)	(60,676)
Redemption of operating partnership units for common stock	24,632	—	512	—	512	(512)	—
Net income	—	—	—	12,302	12,302	4,751	17,053
Equity based compensation	—	—	—	—	—	570	570
Balance December 31, 2017	43,796,915	438	706,357	(49,728)	657,067	243,791	900,858
Dividends and distributions	—	—	—	(43,964)	(43,964)	(16,740)	(60,704)
Redemption of operating partnership units for common stock	178,083	2	1,926	—	1,928	(1,928)	—
Net income	—	—	—	61,670	61,670	23,482	85,152
Equity based compensation	—	—	—	—	—	560	560
Balance at December 31, 2018	43,974,998	$440	$708,283	$(32,022)	$676,701	$249,165	$925,866

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$85,152	$17,053	$69,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,813	51,207	46,704
Amortization of deferred financing costs	2,971	4,173	4,014
Allowance for funds used during construction - other funds	(1,094)	(681)	(3,728)
Tax Cuts and Jobs Act regulatory adjustment	—	55,779	—
Gain on asset exchange transaction	—	(257)	—
Loss on inventory disposition	316	—	—
Equity based compensation	560	570	978
Changes in assets and liabilities:
Due from affiliates	(3,149)	(2,618)	(1,382)
Inventory	(460)	479	(545)
Prepaids and other current assets	(102)	(102)	(166)
Accounts payable and accrued liabilities	(7,037)	(8,021)	7,958
Net cash provided by operating activities	124,970	117,582	123,134
Cash flows from investing activities
Additions to electric plant	(69,850)	(184,435)	(231,312)
Proceeds from asset exchange transaction	1,632	17,935	—
Net cash used in investing activities	(68,218)	(166,500)	(231,312)
Cash flows from financing activities
Proceeds from short-term borrowings	162,500	138,500	139,500
Repayments of short-term borrowings	(91,000)	(235,000)	(56,000)
Proceeds from borrowings of long-term debt	—	200,000	100,000
Repayments of long-term debt	(68,305)	(7,849)	(7,423)
Deferred financing costs	(303)	(809)	(649)
Dividends and distributions paid	(60,697)	(60,668)	(59,109)
Net cash (used in) provided by financing activities	(57,805)	34,174	116,319
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,053)	(14,744)	8,141
Cash, cash equivalents and restricted cash at beginning of year	4,550	19,294	11,153
Cash, cash equivalents and restricted cash at end of year	$3,497	$4,550	$19,294

See accompanying notes to the consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

InfraREIT, Inc. (Company or InfraREIT) is a Maryland corporation that is engaged in owning and leasing rate-regulated assets in Texas. The Company is structured as a real estate investment trust (REIT) for federal income tax purposes. The Company’s subsidiaries include InfraREIT Partners, LP (Operating Partnership or InfraREIT LP), a Delaware limited partnership, of which InfraREIT is the general partner; Transmission and Distribution Company, L.L.C. (TDC); and Sharyland Distribution & Transmission Services, L.L.C. (SDTS), the Company’s regulated subsidiary.

The Company has elected to be taxed as a REIT for federal income tax purposes. The Company is externally managed and advised by Hunt Utility Services, LLC (Hunt Manager), a Delaware limited liability company. Hunt Manager is responsible for managing the Company’s day-to-day affairs, subject to the oversight of the Company’s board of directors. All of the Company’s officers, including the Company’s President and Chief Executive Officer, David A. Campbell, are employees of Hunt Manager. Mr. Campbell also serves as President and Chief Executive Officer of Sharyland Utilities, L.P. (Sharyland), a Texas-based utility and the Company’s sole tenant.

The Company holds 72.4% of the outstanding partnership units (OP Units) in the Operating Partnership as of December 31, 2018. The Company includes the accounts of the Operating Partnership and its subsidiaries in the consolidated financial statements. Affiliates and current or former employees of Hunt Consolidated, Inc. (Hunt) and members of the Company’s board of directors hold the other 27.6% of the outstanding OP Units as of December 31, 2018.

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

Principles of Consolidation and Presentation

The consolidated financial statements include the Company’s accounts and the accounts of all other entities in which the Company has a controlling financial interest with noncontrolling interest of consolidated subsidiaries reported separately. All significant intercompany balances and transactions have been eliminated. SDTS maintains accounting records in accordance with the uniform system of accounts, as prescribed by the Federal Energy Regulatory Commission (FERC). In accordance with the applicable consolidation guidance, the Company’s consolidated financial statements reflect the effects of the different rate making principles mandated by the FERC and PUCT which regulate its subsidiaries’ operations.

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

Regulation

As the owner of rate-regulated assets, regulatory principles applicable to the utility industry also apply to SDTS. The financial statements reflect regulatory assets and liabilities under cost-based rate regulation in accordance with accounting standards related to the effect of certain types of regulation. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 8, Other Assets.

SDTS capitalizes allowance for funds used during construction (AFUDC) during the construction of its regulated assets, and SDTS’s lease agreements with Sharyland rely on FERC definitions and accepted standards regarding capitalization of expense to define key terms in the lease such as footprint projects, which are the expenditures SDTS is obligated to fund pursuant to the leases. The amounts funded for these footprint projects include allocations of Sharyland employees’ time and overhead allocations consistent with FERC policies and U.S. GAAP. The leases define “footprint projects” to be transmission or, if applicable, distribution projects that (1) are primarily situated within the Company’s current or previous distribution service territory, as applicable; (2) physically hang from the Company’s existing transmission assets, such as the addition of another circuit to the Company’s existing transmission lines or that are physically located within one of its substations or (3) connect or are otherwise added to transmission lines or other properties that comprise a part of the 2017 Asset Exchange Transaction (as defined below).

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

Restricted Cash

Restricted cash represents the principal and interest payable for two consecutive periods associated with TDC’s senior secured notes described in Note 10, Long-Term Debt.

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

The AFUDC blended rate utilized was 6.3%, 4.0% and 6.7% for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Provision for depreciation of electric plant is computed using composite straight-line rates as follows for each of the years ended December 31, 2018, 2017 and 2016:

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

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of 2018, did not result in an impairment charge. As of December 31, 2018 and 2017, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

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

Deferred Financing Costs

Amortization of deferred financing costs associated with the issuance of TDC’s $25.0 million senior secured notes and the revolving credit facilities is computed using the straight-line method over the life of the loan which approximates the effective interest method. Amortization of deferred financing costs associated with SDTS is computed using the straight-line method over the life of the loan in accordance with applicable regulatory guidance.

Derivative Instruments

The Company may use derivatives from time to time to hedge against changes in cash flows related to interest rate risk (cash flow hedging instrument). Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging requires all derivatives be recorded on the Consolidated Balance Sheets at fair value. The Company determines the fair value of the cash flow hedging instrument based on the difference between the cash flow hedging instrument’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the cash flow hedging instrument is recorded on the Consolidated Balance Sheets at its fair value.

Unrealized gains and losses on the effective cash flow hedging instrument are recorded as components of accumulated other comprehensive income. Realized gains and losses on the cash flow hedging instrument are recorded as adjustments to interest expense. Settlements of derivatives are included within operating activities on the Consolidated Statements of Cash Flows. Any ineffectiveness in the cash flow hedging instrument is recorded as an adjustment to interest expense in the current period. The Company did not have any derivative financial instruments during 2018, 2017 or 2016.

Income Taxes

The Company elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2010. As a result, the Company generally will not be subject to federal income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of other organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). As a REIT, the Company expects to distribute at least 100% of its taxable income. Accordingly, there is no provision for federal income taxes in the accompanying consolidated financial statements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, including excise taxes, and federal corporate income taxes on any undistributed income.

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

In December 2017, the Tax Cuts and Job Acts (TCJA) was signed into law resulting in significant changes to federal tax laws effective for taxable years beginning on or after January 1, 2018. See Note 19, Income Taxes for additional information.

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

Interest Expense, net

The Company’s interest expense, net primarily consists of interest expense from the senior secured notes, senior secured term loan and credit facilities, see Note 9, Borrowings Under Credit Facilities and Note 10, Long-Term Debt. AFUDC on borrowed funds of $2.8 million, $3.0 million and $3.1 million was recognized as a reduction of the Company’s interest expense during the years ended December 31, 2018, 2017 and 2016, respectively.

Other Income, net

AFUDC on other funds of $1.1 million, $0.7 million and $3.7 million was recognized in other income, net during the years ended December 31, 2018, 2017 and 2016, respectively.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures sets forth a framework for measuring fair value and required disclosures about fair value measurements of assets and liabilities in accordance with U.S. GAAP.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods and services. As part of this guidance, lease transactions have been excluded from the requirements of this standard. We adopted this guidance on January 1, 2018, and it had no impact on our financial position, results of operations and cash flows.

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

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize all leases on their balance sheets with terms of more than twelve months and making targeted changes to lessor accounting. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 permits an entity to elect not to evaluate land easements under ASU 2016-02 that exist or expired before the entity’s adoption of ASU 2016-02 and that were not previously considered leases. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors which permits an entity to elect not to evaluate whether certain sales taxes and other similar taxes are lessor or lessee costs giving the entity the ability to exclude costs paid on behalf of the lessor by the lessee directly to third parties from the lessor’s income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements which provides an additional transition method. This transition method allows an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt the new guidance using this transition method and other guidance discussed herein as of January 1, 2019. The adoption of new guidance will have a minimal impact on our financial position, results of operations and cash flows due to the limited changes related to lessor transactions. However, additional disclosures are required, and full annual disclosures are required for each interim period of 2019.

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

Sale and Asset Exchange

On October 18, 2018, InfraREIT and InfraREIT LP entered into a definitive agreement to be acquired by Oncor Electric Delivery Company LLC (Oncor) for $21.00 per share or OP Unit, as applicable, in cash, valued at approximately $1.275 billion, plus the assumption of InfraREIT’s net debt of approximately $950 million as of December 31, 2018. As a condition to Oncor’s acquisition of InfraREIT, SDTS and Oncor also signed a definitive agreement with Sharyland to exchange, immediately prior to Oncor’s acquisition, SDTS’s South Texas assets for Sharyland’s Golden Spread Electric Cooperative interconnection located in the Texas Panhandle, along with certain development projects in the Texas Panhandle and South Plains regions, including the Lubbock Power & Light interconnection. The difference between the net book value of the exchanged assets will be paid in cash at closing. SDTS and Sharyland have agreed to terminate their existing leases in connection with the asset exchange.

The asset exchange with Sharyland and merger with Oncor are mutually dependent on one another, and neither will become effective without the closing of the other.

Arrangements with Hunt

Under the management agreement with Hunt Manager, which will be terminated upon the closing of the sale and asset exchange transaction described above, Hunt Manager is entitled to the payment of a termination fee upon the termination or non-renewal of the management agreement. The termination of the management agreement automatically triggers the termination of the development agreement between InfraREIT and Hunt. InfraREIT has agreed to pay Hunt approximately $40.5 million at the closing of the transactions to terminate the management agreement, development agreement, leases with Sharyland, and all other existing agreements between InfraREIT or its subsidiaries and Hunt, Sharyland or their affiliates. This amount is consistent with the termination fee, as calculated at the time the Company entered into the omnibus termination agreement, contractually required under the management agreement.

Closing Conditions and Status

The closing of the transactions is dependent upon and subject to several closing conditions, including:

•	PUCT approval of the transactions, including:
o	Exchange of assets with Sharyland;
o	Acquisition of InfraREIT by Oncor; and
o	Sempra Energy’s 50% ownership in Sharyland Holdings, LP;
•

other necessary regulatory approvals, including approval by FERC, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) and clearance by the Committee on Foreign Investment in the United States (CFIUS);

•	stockholder approval;
•	certain lender consents; and

•	other customary closing conditions

Early termination of the 30-day waiting period required by the HSR Act was received December 14, 2018. On December 21, 2018, TDC and SDTS entered into amendments that, effective as of the closing, will satisfy the closing condition with respect to the lender consents. Additionally, a special meeting of InfraREIT’s stockholders was held on February 7, 2019, at which time the stockholders voted to approve the transaction.

In accordance with the definitive agreements, SDTS, Sharyland and Oncor filed a Sale-Transfer-Merger application (STM) with the PUCT on November 30, 2018, and a hearing on the merits is scheduled for April 10-12, 2019. The 180-day deadline for the STM is May 29, 2019, although the PUCT is permitted to extend that deadline for an additional 60 days if necessary.

Subject to obtaining the required regulatory approvals, the transactions are expected to close by mid-2019.

3.	2017 Asset Exchange Transaction

In July 2017, SDTS and Sharyland signed a definitive agreement (2017 Asset Exchange Agreement) with Oncor to exchange SDTS’s retail distribution assets and certain transmission assets for a group of Oncor’s transmission assets located in Northwest and Central Texas (2017 Asset Exchange Transaction). The 2017 Asset Exchange Transaction closed in November 2017 and, among other things, resulted in SDTS exchanging $403 million of net assets for $383 million of transmission assets owned by Oncor, $18 million of net cash and a $2 million receivable from Oncor as of December 31, 2017. The transaction resulted in a gain of $0.3 million for SDTS. The receivable from Oncor was included in prepaids and other current assets in the Consolidated Balance Sheets at December 31, 2017 and was collected during the first quarter of 2018. These transactions were structured to qualify, in part, as a simultaneous tax deferred like-kind exchange of assets to the extent that the assets are of “like kind” (within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended).

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

Upon closing of the 2017 Asset Exchange Transaction, Sharyland leased the newly acquired assets from SDTS and began operating them under an amended CCN. SDTS continues to own and lease to Sharyland certain substations related to its wholesale distribution assets. Sharyland exited the retail distribution business when the transaction closed. Additionally, SDTS and Sharyland amended certain of their lease agreements to remove the assets that were transferred to Oncor. See Note 17, Leases for additional information regarding the amended leases.

4.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Consolidated Statements of Cash Flows:

	December 31,
(In thousands)	2018	2017	2016
Cash and cash equivalents	$1,808	$2,867	$17,612
Restricted cash	1,689	1,683	1,682
Total cash, cash equivalents and restricted cash shown on the Statement of Cash Flows	$3,497	$4,550	$19,294

Amounts included in restricted cash represent the principal and interest payable for two consecutive periods associated with the $25.0 million senior secured notes of the Operating Partnership’s wholly-owned subsidiary, TDC, as described in Note 10, Long-Term Debt.

5.	Related Party Transactions

The Company, through SDTS, leases all its regulated assets to Sharyland through several lease agreements. Under the leases, the Company has agreed to fund capital expenditures for footprint projects.

The Company earned lease revenues from Sharyland under these agreements of $200.4 million, $190.3 million and $172.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. In connection with the Company’s leases with Sharyland, the Company had a deferred rent liability of $11.1 million and $14.7 million as of December 31, 2018 and 2017, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to the Company, the Company and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to the Company’s regulated assets. For the years ended December 31, 2018 and 2017, the net amount of the payments the Company made to Sharyland was $68.1 million and $187.1 million, respectively.

As of December 31, 2018 and 2017, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $2.9 million and $2.1 million, respectively, related to amounts owed to Sharyland for construction costs incurred and property taxes paid on behalf of the Company. As of December 31, 2018 and 2017, amounts due from affiliates on the Consolidated Balance Sheets included $38.2 million and $35.2 million, respectively, related to amounts owed by Sharyland primarily associated with the Company’s leases.

The management fee paid to Hunt Manager for the years ended December 31, 2018, 2017 and 2016 was $13.7 million, $17.6 million and $10.3 million, respectively. As of December 31, 2018 and 2017, there were no prepaid or accrued amounts associated with management fees on the Consolidated Balance Sheets. As of December 31, 2016, there was $3.5 million accrued for management fees on the Consolidated Balance Sheets. Additionally, during the years ended December 31, 2018, 2017 and 2016, the Company paid Hunt Manager $0.1 million, $0.3 million and $0.5 million, respectively, for reimbursement of annual software license and maintenance fees and other expenses in accordance with the management agreement.

The management agreement with Hunt Manager provides for an annual base fee, or management fee. The base fee for each 12-month period beginning each April 1 will equal 1.50% of the Company’s total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. The Company must notify Hunt Manager no later than September 30, 2019 if it intends not to renew the management agreement at the end of its current term, which expires December 31, 2019. Otherwise, the management agreement will automatically renew for successive five-year terms unless a majority of the Company’s independent directors decides to terminate the agreement.

The base fees through December 31, 2019 are as follows:

(In millions)	Base Fee
April 1, 2016 - March 31, 2017	$14.0
April 1, 2017 - March 31, 2018	14.2
April 1, 2018 - March 31, 2019	13.5
April 1, 2019 - December 31, 2019	10.4

If the management agreement is renewed under its current terms, the Company would owe $3.5 million for the first quarter of 2020, and the management fee owed for the subsequent 12-month period would be calculated as described above. If, instead, the management agreement is terminated, the Company would owe Hunt Manager a termination fee equal to three times the current annual management fee or approximately $41.7 million. For information related to the pending sale of InfraREIT and asset exchange with Sharyland, including the proposed termination of the leases and management agreement, see Note 2, Pending Corporate Transactions.

In July 2017, SDTS and Sharyland entered into a letter agreement (Side Letter) in which they agreed to certain terms and conditions to address the actual or potential conflicts of interest arising between SDTS and Sharyland in connection with the 2017 Asset Exchange Transaction. Specifically, the Side Letter includes, among other things, certain representations and warranties from Sharyland that correspond to representations and warranties of SDTS under the 2017 Asset Exchange Agreement relating to certain matters for which SDTS relies, in whole or in part, upon Sharyland under the leases and as operator of the assets and an allocation of expenses incurred in connection with the 2017 Asset Exchange Transaction. For information related to the 2017 Asset Exchange Transaction, see Note 3, 2017 Asset Exchange Transaction.

As a condition to Oncor’s acquisition of InfraREIT, in October 2018 SDTS entered into a definitive agreement to exchange certain assets with Sharyland. See Note 2, Pending Corporate Transactions for additional information. The difference between the net book value of the exchanged assets will be paid in cash at closing.

In connection with the sale of InfraREIT and related transactions, in October 2018 the Company entered into an omnibus termination agreement pursuant to which the management agreement, development agreement, leases and all other existing agreements between the Company, and Hunt, Sharyland or their affiliates will be terminated upon the closing. Under the omnibus termination agreement, the Company has agreed to pay Hunt approximately $40.5 million upon the closing. This amount is consistent with the termination fee, as calculated at the time the Company entered into the omnibus termination agreement, contractually required under the management agreement. For additional information, see Note 2, Pending Corporate Transactions.

6.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

	December 31,
(In thousands)	2018	2017
Electric plant:
Transmission plant	$1,794,438	$1,685,466
Distribution plant	151,698	143,865
General plant	3,023	3,023
Total plant in service	1,949,159	1,832,354
Construction work in progress	66,121	113,643
Total electric plant	2,015,280	1,945,997
Accumulated depreciation	(203,963)	(173,768)
Electric plant, net	$1,811,317	$1,772,229

General plant consists primarily of a warehouse, buildings and associated assets. CWIP reflects the regulated asset projects in various stages of construction prior to being placed in service. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $28.5 million and $29.4 million at December 31, 2018 and 2017, respectively.

7.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. The Company conducts an impairment test of goodwill at least annually. The Company’s 2018 impairment test did not result in an impairment charge. As of December 31, 2018 and 2017, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

8.	Other Assets

Other assets are as follows:

	December 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$1,025	$(779)	$246	$967	$(591)	$376
Other regulatory assets:
Deferred financing costs	10,610	(5,490)	5,120	28,570	(20,944)	7,626
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets	34,403	(5,490)	28,913	52,363	(20,944)	31,419
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$37,947	$(6,269)	$31,678	$55,849	$(21,535)	$34,314

Deferred financing costs on undrawn revolver consist of costs incurred in connection with the establishment of the InfraREIT LP revolving credit facility, see Note 9, Borrowings Under Credit Facilities.

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

The $18.2 million gross deferred financing costs associated with SDTS’s 2011 Notes (defined below) were fully amortized in June 2018 and removed from the Company’s Consolidated Balance Sheets when the 2011 Notes were repaid at maturity. See Note 10, Long-Term Debt.

Deferred costs recoverable in future years of $23.8 million at December 31, 2018 and 2017 represent operating costs incurred from inception of Sharyland through 2007. The Company has determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

In connection with the acquisition of Cap Rock Holding Corporation, the Company received a participation in the National Rural Utilities Cooperative Finance Corporation. The Company accounts for this investment under the cost method of accounting. The Company believes that the investment is not impaired as of December 31, 2018 and 2017.

9.	Borrowings Under Credit Facilities

InfraREIT LP Revolving Credit Facility

In 2014, InfraREIT LP entered into a $75.0 million revolving credit facility, led by Bank of America, N.A., as administrative agent, with up to $15.0 million available for issuance of letters of credit and a maturity date of December 10, 2019. In December 2018, InfraREIT LP entered into an amendment to its revolving credit facility that extended the maturity date with respect to $67.0 million of the available revolving credit facility to December 10, 2020. The remaining $8.0 million of the available revolving credit facility will continue to mature on December 10, 2019.

The revolving credit facility is secured by certain assets of InfraREIT LP, including accounts and other personal property, and is guaranteed by the Company and TDC, with the TDC guarantee secured by the assets of, and InfraREIT LP’s equity interests in, TDC on materially the same basis as TDC’s senior secured notes described below in Note 10, Long-Term Debt.

Borrowings and other extensions of credit under the revolving credit facility bear interest, at InfraREIT LP’s election, at a rate equal to (1) the one, two, three or six month London Interbank Offered Rate (LIBOR) plus 2.5%, or (2) a base rate (equal to the highest of (a) the Federal Funds Rate plus ½ of 1%, (b) the administrative agent’s prime rate and (c) LIBOR plus 1%) plus 1.5%. Letters of credit are subject to a letter of credit fee equal to the daily amount available to be drawn times 2.5%. InfraREIT LP also is required to pay a commitment fee and other customary fees under the revolving credit facility. InfraREIT LP may prepay amounts outstanding under the revolving credit facility in whole or in part without premium or penalty.

As of December 31, 2018 and 2017, there were no borrowings or letters of credit outstanding and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of December 31, 2018 and 2017, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

In 2014, SDTS entered into the third amended and restated credit agreement led by Royal Bank of Canada, as administrative agent. In December 2018, SDTS entered into an amendment to its revolving credit agreement that extended the maturity date from December 10, 2019 to December 10, 2020.

The credit agreement contains a revolving credit facility with a borrowing capacity up to $250.0 million with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. The revolving credit facility is secured by certain of SDTS’s regulated assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s various senior secured note obligations described in Note 10, Long-Term Debt.

The interest rate for the revolving credit facility is based, at SDTS’s option, at a rate equal to either (1) a base rate, determined as the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus ½ of 1% and (c) LIBOR plus 1.00% per annum, plus a margin of either 0.75% or 1.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis or (2) LIBOR plus a margin of either 1.75% or 2.00% per annum, depending on the total debt to capitalization ratio of SDTS on a consolidated basis. SDTS also is required to pay a commitment fee and other customary fees under its revolving credit facility. SDTS is entitled to prepay amounts outstanding under the revolving credit facility with no prepayment penalty.

As of December 31, 2018, SDTS had $112.5 million of borrowings outstanding at a weighted average interest rate of 4.59%, no letters of credit outstanding and $137.5 million of remaining borrowing capacity available under this revolving credit facility. As of December 31, 2017, SDTS had $41.0 million of borrowings outstanding at a weighted average interest rate of 3.12% with no letters of credit outstanding and $209.0 million of borrowing capacity available under this revolving credit facility. As of December 31, 2018 and 2017, SDTS was in compliance with all debt covenants under the credit agreement.

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

10.	Long-Term Debt

Long-term debt consisted of the following:

		December 31, 2018		December 31, 2017
(Dollar amounts in thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$15,000	8.50%	$16,250	8.50%
SDTS
Senior secured notes - $60.0 million	June 20, 2018	—	n/a	60,000	5.04%
Senior secured term loan - $200.0 million	June 5, 2020	200,000	3.73%	200,000	2.71%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	100,000	3.86%
Senior secured notes - $53.5 million	December 30, 2029	38,338	7.25%	40,546	7.25%
Senior secured notes - $110.0 million	September 30, 2030	87,973	6.47%	92,821	6.47%
Total SDTS debt		826,311		893,367
Total long-term debt		841,311		909,617
Less unamortized deferred financing costs		(64)		(97)
Total long-term debt, less deferred financing costs		841,247		909,520
Less current portion of long-term debt		(8,792)		(68,305)
Debt classified as long-term debt, less deferred financing costs		$832,455		$841,215

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 9, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million as of December 31, 2018 and 2017.

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

The agreements governing the senior secured notes and 2017 Term Loan contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitation on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of December 31, 2018 and 2017, SDTS and TDC were in compliance with all debt covenants under the applicable agreements. See Note 2, Pending Corporate Transaction for information related to the pending sale of InfraREIT and asset exchange with Sharyland.

SDTS’s Series A Notes, Series B Notes, 2009 Notes, 2010 Notes and 2017 Term Loan are, and the 2011 Notes were, secured by certain of SDTS’s regulated assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 9, Borrowings Under Credit Facilities.

The senior secured notes of TDC and SDTS and 2017 Term Loan are subject to customary events of default. If an event of default occurs with respect to the notes and is continuing, the lenders may accelerate the applicable amounts due.

Future maturities of long-term debt are as follows for the years ending December 31:

(In thousands)	Total
2019	$8,792
2020	221,813
2021	8,621
2022	9,216
2023	9,853
Thereafter	583,016
Total	$841,311

11.	Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, due from affiliates and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

The Company had fixed rate borrowings totaling $641.3 million and $709.6 million under senior secured notes with a weighted average interest rate of 4.5% and 4.6% per annum as of December 31, 2018 and 2017, respectively. The fair value of these borrowings was estimated using discounted cash flow analysis based on current market rates.

As of December 31, 2018 and 2017, the Company had $200.0 million of borrowings under the 2017 Term Loan that accrues interest under a floating interest rate structure, which is typically repriced every month or three months. Accordingly, the carrying value of such indebtedness approximated its fair value for the amounts outstanding.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
December 31, 2018
Long-term debt	$841,311	$—	$864,281	$—
December 31, 2017
Long-term debt	$909,617	$—	$950,522	$—

12.	Regulatory Matters

Regulatory Liabilities

Regulatory liabilities are as follows:

	December 31,
(In thousands)	2018	2017
Cost of removal	$59,753	$44,679
Excess accumulated deferred federal income tax	55,779	55,779
Regulatory liabilities	$115,532	$100,458

The Company’s regulatory liability related to cost of removal is established through depreciation rates and represents amounts that the Company expects to incur in the future. The regulatory liability is recorded as a long-term liability net of actual removal costs incurred.

As an owner of regulated utility assets, the Company established an accumulated deferred federal income tax (ADFIT) balance for regulatory purposes primarily associated with the difference between U.S. GAAP and federal income tax depreciation on its assets. Prior to the enactment of the TCJA in December 2017, this ADFIT was calculated based on a 35% corporate federal income tax rate but was not recorded on its consolidated balance sheets or income statements due to the expectation that the Company would not pay corporate federal income taxes as a result of its REIT structure. With the passage of the TCJA, the corporate federal income tax rate was reduced to 21% effective for tax years beginning on or after January 1, 2018. Regulatory accounting rules require utilities to revalue their ADFIT balances based on a change in corporate federal income tax rates, to remove the difference from ADFIT and to create a regulatory liability for the reduction in ADFIT. Therefore, during the fourth quarter of 2017, the Company reduced the ADFIT by $55.8 million and created a regulatory liability for regulatory purposes. Additionally, in accordance with ASC Topic 980, Regulated Operations, Section 405, Liabilities, the Company recorded the $55.8 million regulatory liability on its Consolidated Balance Sheet as of December 31, 2017 with a corresponding reduction to its revenue as deferred tax liabilities had not previously been recorded on its Consolidated Balance Sheets. The regulatory liability will be amortized as an increase to revenue over a future period to be determined in a future rate proceeding. The amount and expected amortization of the regulatory liability could be adjusted in the future due to new laws, regulations or regulatory actions.

Rate Setting

The Company has separated, between Sharyland and SDTS, the functionality that is typically combined under one commonly owned group in an integrated utility. SDTS is generally responsible for financing and funding asset additions while Sharyland is responsible for construction management, operation and maintenance of the Company’s regulated assets. Accordingly, the PUCT’s order approving the restructuring of the Company into a REIT structure required Sharyland and SDTS to be regulated on a combined basis, and Sharyland, as the holder of the CCN required to operate the Company’s regulated assets, historically has made all regulatory filings related to the Company’s assets with the PUCT. As part of the rate case in Docket No. 45414 related to SDTS’s assets (2016 Rate Case), the PUCT raised certain questions indicating that this regulatory construct might change in the future, including the potential regulation of the leases between Sharyland and SDTS as tariffs. In November 2017, the 2016 Rate Case was dismissed upon the completion of the 2017 Asset Exchange Transaction (Rate Case Dismissal), but the dismissal preserved the right of the parties to the 2016 Rate Case to address in a future proceeding all issues not mooted by the Rate Case Dismissal. Additionally, as part of the PUCT order approving the 2017 Asset Exchange Transaction, SDTS was granted a separate CCN to continue to own and lease its assets to Sharyland.

The regulatory parameters in Sharyland’s rates and applicable to the Company’s regulated assets provide for a capital structure consisting of 55% debt and 45% equity; a cost of debt of 6.73%; a return on equity of 9.70%; and a return on invested capital of 8.06% in calculating rates. Additionally, Sharyland’s rates also reflect the recovery of an income tax allowance, with respect to the Company’s transmission assets, at the 21% corporate federal income tax rate and, with respect to the Company’s wholesale distribution assets, at the prior 35% corporate federal income tax rate. Under existing PUCT orders, SDTS and Sharyland are required to file a new rate case by July 1, 2020 using a test year ending December 31, 2019. If the sale of InfraREIT is not completed and the Company is required to move forward with the 2020 rate case, the outcome of that rate case will result in an adjustment to many of the current parameters applicable to the Company’s regulated assets.

13.	Commitments and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcome of any such legal proceedings, the Company does not believe the resolution of these proceedings, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or results of operations, liquidity or cash flows.

14.	Equity

The Company and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $1.00 per share during each of the years ended December 31, 2018, 2017 and 2016. The Company paid a total of $60.7 million, $60.7 million and $59.1 million in dividends and distributions during the years ended December 31, 2018, 2017 and 2016, respectively.

For federal income tax purposes, the dividends declared in 2018, 2017 and 2016 were classified as ordinary income.

The Company is required to distribute at least 90% of its taxable income (excluding net capital gains) to maintain its status as a REIT. Management believes that the Company has distributed at least 100% of its taxable income.

15.	Noncontrolling Interest

The Company presents as a noncontrolling interest the portion of any equity in entities that it controls and consolidates but does not own. Generally, OP Units of the Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At the Company’s option, it may satisfy this redemption with cash or by exchanging shares of the Company’s common stock on a one-for-one basis. As of December 31, 2018 and 2017, there were a total of 16.7 million and 16.9 million, respectively, OP Units held by the limited partners of the Operating Partnership.

During the years ended December 31, 2018, 2017 and 2016, an aggregate of 28,952, 31,633 and 29,722 long-term incentive units (LTIP Units), respectively, were issued by the Operating Partnership to members of the Company’s board of directors. For additional information, refer to Note 18, Share-Based Compensation.

The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, the Company has determined that the OP Units meet the requirements to be classified as permanent equity. During the year ended December 31, 2018, the Company redeemed 178,083 OP Units with the issuance of 178,083 shares of common stock. The Company redeemed 24,632 OP Units with the issuance of 24,632 shares of common stock during the year ended December 31, 2017. During the year ended December 31, 2016, the Company redeemed 186,496 OP Units with the issuance of 186,496 shares of common stock.

16.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of the Company’s common stock, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the years ended December 31, 2018, 2017 and 2016.

Earnings per share are calculated as follows:

	Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$61,670	$12,302	$49,954
Weighted average common shares outstanding	43,930	43,783	43,668
Basic net income per share	$1.40	$0.28	$1.14
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$61,670	$12,302	$49,954
Weighted average common shares outstanding	43,930	43,783	43,668
Redemption of Operating Partnership units	—	—	—
Weighted average dilutive shares outstanding	43,930	43,783	43,668
Diluted net income per share	$1.40	$0.28	$1.14
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$23,482	$4,751	$19,347
Redemption of Operating Partnership units	16,774	16,892	16,968

17.	Leases

The following table shows the composition of the Company’s lease revenue:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Base rent (straight-line)	$191,319	$165,264	$145,030
Percentage rent	9,035	25,077	27,069
Total lease revenue	$200,354	$190,341	$172,099

SDTS has entered into various leases with Sharyland for all of the Company’s placed in service regulated assets. The master lease agreements, as amended, expire at various dates from December 31, 2019 through December 31, 2022. The Company’s leases primarily consist of base rent, but certain lease supplements contain percentage rent as well. The lease supplements governing the Stanton Transmission Loop, Permian Basin assets and assets acquired in the 2017 Asset Exchange Transaction, which are part of the competitive renewable energy zones (CREZ) assets, only provide for base rent. Rent for the assets in McAllen and the CREZ assets not acquired in the 2017 Asset Exchange Transaction is comprised primarily of base rent but also includes percentage rent. Prior to its termination on December 31, 2017, the lease that previously covered the Permian Basin assets as well as the assets in Brady and Celeste, Texas that were transferred to Oncor in the 2017 Asset Exchange Transaction also included a percentage rent component. All of the rent with respect to the capital expenditures to be placed in service in 2019 consists only of base rent. Percentage rent under the Company’s leases is based on a percentage of Sharyland’s annual gross revenues, as defined in the applicable lease, in excess of an annual breakpoint specified in each lease, which is at least equal to the base rent under each lease.

The rate used for percentage rent for the reported time periods varies by lease and ranges from a high of 32% to a low of 23%. The percentage rent rates for 2019 through the expiration of the leases range from 24% to 30%. Because an annual specified breakpoint must be met under the leases before the Company can recognize any percentage rent, the Company anticipates that revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year, with the largest amounts recognized during the third and fourth quarters of each year.

Future minimum rent revenue expected in accordance with these lease agreements is as follows for the years ending December 31:

(In thousands)	Total
2019	$194,068
2020	184,438
2021	9,089
2022	4,954
2023	—
Thereafter	—
Total	$392,549

See Note 2, Pending Corporate Transactions for information related to the pending sale of InfraREIT, Inc. and asset exchange with Sharyland, including the proposed termination of the leases.

18.	Share-Based Compensation

InfraREIT, Inc. 2015 Equity Incentive Plan

The InfraREIT, Inc. 2015 Equity Incentive Plan (2015 Equity Incentive Plan) permits the Company to provide equity based compensation to certain personnel who provide services to the Company, Hunt Manager or an affiliate of either, in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, stock units, performance based awards, unrestricted stock, LTIP Units and other equity based awards up to an aggregate of 375,000 shares. The 2015 Equity Incentive Plan provides that no participant in the plan will be permitted to acquire, or will have any right to acquire, shares if such acquisition would be prohibited by the ownership limits contained in the Company’s charter or bylaws or would impair the Company’s status as a REIT. As of December 31, 2018, 236,401 shares were reserved for issuance under the 2015 Equity Incentive Plan.

The Company currently utilizes the 2015 Equity Incentive Plan primarily for annual compensation to the non-executive directors for their service on the Company’s board of directors. The following table shows the aggregate LTIP Units issued to members of the Company’s board of directors for the years ended December 31, 2018, 2017 and 2016:

Grant Date	LTIP Units	Grant Date Fair Value per LTIP Unit	Aggregate Fair Value (in thousands)	Vesting Date
January 2016	29,722	$18.58	$552	January 2017
January 2017	31,633	18.02	570	January 2018
January 2018	28,952	18.61	539	January 2019

See Note 22, Subsequent Events for details on the common stock issued to the non-executive directors in January 2019.

As part of the Company’s board of directors’ quarterly compensation, each non-executive director can, subject to certain exceptions, elect to receive part of their compensation in the Company’s common stock instead of cash with full vesting upon issuance. During 2017 and 2018, all directors received their quarterly compensation in cash. During 2016, certain directors elected to receive their quarterly compensation in the Company’s common stock. The following table shows the shares of common stock issued to members of the board of directors during the year ended December 31, 2016:

Grant Date	Shares of Common Stock	Grant Date Value per Share	Aggregate Fair Value (in thousands)
January 2016	4,735	$18.58	$88
April 2016	5,497	16.81	92
July 2016	5,248	17.58	92
October 2016	4,812	17.84	86

The compensation expense, which represents the fair value of the common stock or LTIP Unit measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2018, 2017 and 2016, $0.6 million, $0.6 million and $1.0 million, respectively, was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. There was no unamortized compensation expense related to these grants at December 31, 2018.

InfraREIT, Inc. Non-Qualified 2015 Employee Stock Purchase Plan

The InfraREIT, Inc. 2015 Non-Qualified Employee Stock Purchase Plan (ESPP) allows employees of Hunt Manager or its affiliates whose principal duties include the management and operation of the Company’s business to purchase shares of the Company’s common stock at a discount. Pursuant to the management agreement, Hunt Manager is obligated to fund all the costs associated with the ESPP, including the funds necessary to purchase shares of the Company’s common stock in the open market pursuant to the plan. A total of 250,000 shares of common stock are reserved for sale and authorized for issuance under the ESPP. As of December 31, 2018, no shares have been purchased or offered for purchase under the ESPP.

19.	Income Taxes

Net Operating Loss Carryforwards

At December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of $108.1 million. There were no net operating losses used for the year ended December 31, 2018. The estimated net operating loss carryforward for federal tax purposes was $108.1 million at December 31, 2018 and will begin expiring in 2026.

Unrecognized Tax Benefits

Historically, the Company has accrued for potential taxes, penalties and interest related to Texas state franchise taxes on its rental income on its Consolidated Balance Sheets. However, during the second quarter of 2018, the Company reached a settlement with the state of Texas in which no franchise taxes were owed on lease revenue for all tax years through 2017. As a result, the accrued liability for these potential taxes of $4.9 million and penalties and interest of $0.7 million were removed from the Company’s Consolidated Balance Sheets and recognized as an income tax benefit on its Consolidated Statements of Operations during the second quarter of 2018.

The tax portion of the liability represented unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Years Ended December 31,
(In thousands)	2018	2017
Balance at January 1	$4,864	$3,827
Additions based on tax positions related to the current year	—	1,037
Settlements	(4,864)	—
Balance at December 31	$—	$4,864

As a result of the Texas franchise tax settlement, the Company began accruing and paying Texas franchise tax on its gross lease revenues effective January 1, 2018.

During each of the years ended December 31, 2017 and 2016, the Company recognized interest and penalties of $0.2 million. The Company did not recognize any interest or penalties during the year ended December 31, 2018. The Company had accrued interest and penalties of $0.8 million at December 31, 2017. There were no accrued interest and penalties at December 31, 2018. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015.

Tax Cuts and Jobs Act

In December 2017, the TCJA was signed into law reducing the corporate federal income tax rate from 35% to 21%, effective for taxable years beginning on or after January 1, 2018. The TCJA also includes provisions that reduce the tax rates applicable to individuals and that treat dividends paid to REIT shareholders as income eligible for the new 20% deduction for business income earned from passthrough entities. These changes will have the effect of reducing the maximum income tax rate applicable to REIT dividends paid to individual REIT shareholders from 39.6% to 29.6%. These provisions, other than the reduction in the corporate federal income tax rate, are set to expire after 2025.

The Company recorded $55.8 million as a regulatory liability on its Consolidated Balance Sheets as of December 31, 2017 related to the creation of excess ADFIT, related to the Company’s assets, due to the reduction in the corporate federal income tax rate. See Note 12, Regulatory Matters for additional information.

20.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Supplemental cash flow information
Cash paid for interest	$41,721	$39,020	$33,972
Non-cash investing and financing activities
Change in accrued additions to electric plant	(908)	11,298	4,113
Allowance for funds used during construction - debt	2,807	3,040	3,142
Redemption of operating partnership units for common stock	1,928	512	3,277
Dividends and distributions payable	15,176	15,169	15,161

21.	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31 follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2018
Lease revenue	$45,656	$47,827	$48,926	$57,945	$200,354
Tax Cuts and Jobs Act regulatory adjustment	—	—	—	—	—
General and administrative expense	(6,088)	(6,631)	(6,787)	(11,459)	(30,965)
Depreciation	(11,577)	(11,992)	(12,063)	(12,181)	(47,813)
Gain on 2017 Asset Exchange Transaction	—	—	—	—	—
Interest expense, net	(10,674)	(11,070)	(10,120)	(10,258)	(42,122)
Other income	733	374	7	3	1,117
Income tax expense	(286)	5,428	(257)	(304)	4,581
Net income	17,764	23,936	19,706	23,746	85,152
Less: Net income attributable to noncontrolling interest	4,900	6,602	5,435	6,545	23,482
Net income attributable to InfraREIT, Inc.	$12,864	$17,334	$14,271	$17,201	$61,670
Basic EPS	$0.29	$0.39	$0.32	$0.39	$1.40
Diluted EPS	$0.29	$0.39	$0.32	$0.39	$1.40
2017
Lease revenue	$39,624	$40,422	$51,618	$58,677	$190,341
Tax Cuts and Jobs Act regulatory adjustment	—	—	—	(55,779)	(55,779)
General and administrative expense	(5,981)	(6,866)	(6,718)	(5,823)	(25,388)
Depreciation	(12,687)	(12,982)	(13,328)	(12,210)	(51,207)
Gain on 2017 Asset Exchange Transaction	—	—	—	257	257
Interest expense, net	(9,698)	(10,141)	(10,357)	(10,475)	(40,671)
Other income	3	17	331	367	718
Income tax expense	(244)	(321)	(308)	(345)	(1,218)
Net income (loss)	11,017	10,129	21,238	(25,331)	17,053
Less: Net income (loss) attributable to noncontrolling interest	3,068	2,821	5,908	(7,046)	4,751
Net income (loss) attributable to InfraREIT, Inc.	$7,949	$7,308	$15,330	$(18,285)	$12,302
Basic EPS	$0.18	$0.17	$0.35	$(0.42)	$0.28
Diluted EPS	$0.18	$0.17	$0.35	$(0.42)	$0.28

(1)

Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

22.	Subsequent Events

Stockholders’ Equity

On January 2, 2019, the Company issued an aggregate of 22,674 shares of common stock to members of the Company’s board of directors with a grant date fair value of $21.15 per common stock and a fair value of $0.5 million. The shares of common stock are scheduled to vest in January 2020, subject to continued service. The fair value of each common stock award, or compensation expense, is measured based on the grant date market price of the Company’s common stock and is amortized over the respective vesting period on a straight-line basis.

On February 26, 2019, the Company’s board of directors declared a quarterly dividend of $0.25 per share of common stock payable on April 18, 2019 to holders of record as of March 29, 2019. The Company’s board of directors also authorized the Operating Partnership to make a distribution of $0.25 per OP Unit to the partners in the Operating Partnership, which includes affiliates of Hunt.

SDTS Services Agreement and Management Agreement Amendment

On February 26, 2019, SDTS and Hunt Manager entered into a services agreement pursuant to which SDTS will begin to directly reimburse Hunt Manager for the compensation expenses incurred by Hunt Manager in providing certain services directly to SDTS. None of these reimbursable expenses relate to the compensation of any of the Company’s executive officers. The services otherwise remain subject to the terms of the management agreement.

In connection with the execution of the services agreement, on February 26, 2019, InfraREIT, Inc. and the Operating Partnership entered into an amendment to the management agreement with Hunt Manager (Second Amendment). As a result of the Second Amendment, the amount of the quarterly base fee installment due under the management agreement in any particular quarter will be reduced by any amounts payable by SDTS under the services agreement with respect to the corresponding quarter. As a result, the total amount of the base compensation payable by the Company with respect to services provided by Hunt Manager to InfraREIT, Inc. and its subsidiaries remains unchanged.

The Second Amendment also modified certain notice periods required by the management agreement in connection with the expiration of the initial term of the management agreement on December 31, 2019. These modifications included extending the date by which notice must be given of any decision on the Company’s behalf to terminate the management agreement upon its expiration. As amended, if the Company’s independent directors decide to terminate the management agreement upon the expiration of the initial term, the Company must give Hunt Manager notice of the termination no later than September 30, 2019 and otherwise comply with the existing termination provisions of the management agreement.

InfraREIT, Inc.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(In thousands)

Description (1)	Encumbrances	Initial Cost to Company (2)	Cost Subsequent to Acquisition		Gross Amount Carried at Period Close (3)	Accumulated Depreciation	Date of Construction (4)	Date Acquired	Depreciation Life in Latest Income Statements is Computed (5)
		Electric Plant	Improvements	Carrying Cost	Electric Plant Total
McAllen assets	$56,931	$136,426	$—	$—	$136,426	$(26,584)	(4)	(4)	(5)
Permian assets	241,996	484,337	—	—	484,337	(17,437)	(4)	(4)	(5)
CREZ assets	598,443	1,256,089	—	—	1,256,089	(101,469)	(4)	(4)	(5)
Stanton Transmission Loop assets	15,305	83,906	—	—	83,906	(54,377)	(4)	(4)	(5)
ERCOT Transmission assets	26,136	54,522	—	—	54,522	(4,096)	(4)	(4)	(5)

(1)	Asset descriptions correspond to asset groups under individual leases.
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

InfraREIT, Inc.

SCHEDULE III – ELECTRIC PLANT AND ACCUMULATED DEPRECIATION

FIXED ASSET RECONCILATION

(In thousands)

	December 31,
	2018	2017
Electric plant
Beginning balance	$1,945,997	$1,901,960
Additions	71,852	173,820
Acquired from Oncor	—	432,608
Retirements	(2,569)	(25,246)
Transferred to Oncor	—	(537,145)
Ending balance	2,015,280	1,945,997
Accumulated depreciation
Beginning balance	173,768	261,140
Depreciation expense	47,813	51,207
Acquired from Oncor	—	32,778
Retirements	(2,569)	(25,246)
Cost of removal	(15,049)	(15,399)
Transferred to Oncor	—	(130,712)
Ending balance	203,963	173,768
Electric plant, net	$1,811,317	$1,772,229