Form 10-Q
period 2019-03-31
InfraREIT, Inc.
filed 2019-05-02
CIK 1506401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	HIFR	New York Stock Exchange

As of April 29, 2019, the registrant had 44,005,370 shares of common stock, $0.01 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, the assumptions and estimates underlying the forward-looking statements included in this document are inherently uncertain and are subject to a wide variety of significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in this document. Accordingly, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document, and you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors, and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

delays in achieving, or failure to achieve, the sale of InfraREIT to Oncor Electric Delivery Company LLC (Oncor) or related transactions, including the asset exchange with Sharyland, whether due to the failure to obtain required approvals or to obtain necessary regulatory approvals on favorable terms or due to other unsatisfied closing conditions, including a termination of the sale under circumstances that could require us to pay a termination fee;

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

Forward-looking statements speak only as of the date on which they are made. While we may update these statements from time to time, we are not required to do so other than pursuant to applicable laws. For a further discussion of these and other factors that could impact our future results and performance, see Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019 (2018 Form 10-K).

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InfraREIT, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,487	$1,808
Restricted cash	1,693	1,689
Due from affiliates	33,126	38,174
Inventory	6,862	6,903
Prepaids and other current assets	2,648	1,077
Total current assets	47,816	49,651
Electric Plant, net	1,814,584	1,811,317
Goodwill	138,384	138,384
Other Assets	31,671	31,678
Total Assets	$2,032,455	$2,031,030
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$20,881	$19,657
Short-term borrowings	106,500	112,500
Current portion of long-term debt	8,919	8,792
Dividends and distributions payable	15,182	15,176
Accrued taxes	1,307	1,052
Total current liabilities	152,789	157,177
Long-Term Debt, Less Deferred Financing Costs	830,185	832,455
Regulatory Liabilities	119,362	115,532
Long-Term Operating Lease Liabilities	345	—
Total liabilities	1,102,681	1,105,164
Commitments and Contingencies
Equity
Common stock, $0.01 par value; 450,000,000 shares authorized; 44,005,370 and 43,974,998 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	440	440
Additional paid-in capital	708,519	708,283
Accumulated deficit	(29,278)	(32,022)
Total InfraREIT, Inc. equity	679,681	676,701
Noncontrolling interest	250,093	249,165
Total equity	929,774	925,866
Total Liabilities and Equity	$2,032,455	$2,031,030

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Lease revenue	$48,574	$45,656
Operating costs and expenses
General and administrative expense	7,087	6,088
Depreciation	12,204	11,577
Total operating costs and expenses	19,291	17,665
Income from operations	29,283	27,991
Other (expense) income
Interest expense, net	(10,060)	(10,674)
Other income, net	1	733
Total other expense	(10,059)	(9,941)
Income before income taxes	19,224	18,050
Income tax expense	255	286
Net income	18,969	17,764
Less: Net income attributable to noncontrolling interest	5,224	4,900
Net income attributable to InfraREIT, Inc.	$13,745	$12,864
Net income attributable to InfraREIT, Inc. common stockholders per share:
Basic	$0.31	$0.29
Diluted	$0.31	$0.29
Cash dividends declared per common share	$0.25	$0.25

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total InfraREIT, Inc. Equity	Noncontrolling Interest	Total Equity
Balance December 31, 2018	43,974,998	$440	$708,283	$(32,022)	$676,701	$249,165	$925,866
Dividends and distributions	—	—	—	(11,001)	(11,001)	(4,180)	(15,181)
Redemption of operating partnership units for common stock	7,698	—	116	—	116	(116)	—
Common stock issued	22,674	—	—	—	—	—	—
Net income	—	—	—	13,745	13,745	5,224	18,969
Equity based compensation	—	—	120		120	—	120
Balance March 31, 2019	44,005,370	$440	$708,519	$(29,278)	$679,681	$250,093	$929,774

Balance December 31, 2017	43,796,915	$438	$706,357	$(49,728)	$657,067	$243,791	$900,858
Dividends and distributions	—	—	—	(10,990)	(10,990)	(4,186)	(15,176)
Redemption of operating partnership units for common stock	163,969	2	3,104	—	3,106	(3,106)	—
Net income	—	—	—	12,864	12,864	4,900	17,764
Equity based compensation	—	—	—		—	140	140
Balance March 31, 2018	43,960,884	$440	$709,461	$(47,854)	$662,047	$241,539	$903,586

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$18,969	$17,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,204	11,577
Amortization of deferred financing costs	361	1,071
Allowance for funds used during construction - other funds	—	(730)
Equity based compensation	120	140
Changes in assets and liabilities:
Due from affiliates	5,048	2,567
Inventory	41	(132)
Prepaids and other current assets	(1,553)	(573)
Accounts payable and accrued liabilities	1,217	3,153
Net cash provided by operating activities	36,407	34,837
Cash flows from investing activities
Additions to electric plant	(11,396)	(15,011)
Proceeds from asset exchange transaction	—	1,632
Net cash used in investing activities	(11,396)	(13,379)
Cash flows from financing activities
Proceeds from short-term borrowings	22,000	12,000
Repayments of short-term borrowings	(28,000)	(17,500)
Repayments of long-term debt	(2,152)	(2,032)
Dividends and distributions paid	(15,176)	(15,169)
Net cash used in financing activities	(23,328)	(22,701)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,683	(1,243)
Cash, cash equivalents and restricted cash at beginning of period	3,497	4,550
Cash, cash equivalents and restricted cash at end of period	$5,180	$3,307

See accompanying notes to the unaudited consolidated financial statements.

InfraREIT, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Presentation of Financial Statements

Basis of Presentation

InfraREIT, Inc. is a Maryland corporation, which may be referred to in these financial statements as the “Company,” “InfraREIT,” “we,” “us” and “our.” These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC) on February 27, 2019 (2018 Form 10-K).

We hold 72.5% of the outstanding partnership units (OP Units) in InfraREIT Partners, LP (Operating Partnership or InfraREIT LP) as of March 31, 2019 and are its general partner. We include the accounts of the Operating Partnership and its subsidiaries in our consolidated financial statements. Affiliates and current or former employees of Hunt Consolidated, Inc. (Hunt) and members of our board of directors hold the other 27.5% of the outstanding OP Units as of March 31, 2019.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amended the existing accounting standard for lease accounting, including requiring lessees to recognize all leases on their balance sheets with terms of more than 12 months and making targeted changes to lessor accounting. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 permits an entity to elect not to evaluate land easements under ASU 2016-02 that exist or expired before the entity’s adoption of ASU 2016-02 and that were not previously considered leases. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, which permits an entity to elect not to evaluate whether certain sales taxes and other similar taxes are lessor or lessee costs, giving the entity the ability to exclude costs paid on behalf of the lessor by the lessee directly to third parties from the lessor’s income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method. This transition method allows an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the new guidance using this transition method and the other guidance discussed herein as of January 1, 2019. The adoption of the new guidance resulted in the recognition of $0.4 million in right-of-use assets and operating lease liabilities related to land leases in which we are the lessee and additional disclosures related to all of our leases. See Note 16, Leases for additional information.

Recent Accounting Guidance Not Yet Adopted

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

Sale and Asset Exchange

On October 18, 2018, InfraREIT and InfraREIT LP entered into a definitive agreement to be acquired by Oncor Electric Delivery Company LLC (Oncor) for $21.00 per share or OP Unit, as applicable, in cash, valued at approximately $1.275 billion, plus the assumption of InfraREIT’s net debt of approximately $940 million as of March 31, 2019. As a condition to Oncor’s acquisition of InfraREIT, Sharyland Distribution & Transmission, L.L.C. (SDTS) and Oncor also signed a definitive agreement with Sharyland Utilities, L.P. (Sharyland) to exchange, immediately prior to Oncor’s acquisition, SDTS’s South Texas assets for Sharyland’s Golden Spread Electric Cooperative interconnection located in the Texas Panhandle, along with certain development projects in the Texas Panhandle and South Plains regions, including the Lubbock Power & Light interconnection. The difference between the net book value of the exchanged assets will be paid in cash at closing. SDTS and Sharyland have agreed to terminate their existing leases in connection with the asset exchange.

The asset exchange with Sharyland and merger with Oncor are mutually dependent on one another, and neither will become effective without the closing of the other.

Arrangements with Hunt

Under the management agreement with Hunt Utility Services, LLC (Hunt Manager), which will be terminated upon the closing of the sale and asset exchange transaction described above, Hunt Manager is entitled to the payment of a termination fee upon the termination or non-renewal of the management agreement. The termination of the management agreement automatically triggers the termination of the development agreement between InfraREIT and Hunt. InfraREIT has agreed to pay Hunt approximately $40.5 million at the closing of the transactions to terminate the management agreement, development agreement, leases with Sharyland, and all other existing agreements between InfraREIT or its subsidiaries and Hunt, Sharyland or their affiliates. This amount is consistent with the termination fee, as calculated at the time the Company entered into the omnibus termination agreement, contractually required under the management agreement.

Closing Conditions and Status

The closing of the transactions is dependent upon and subject to several closing conditions, including:

•	Public Utility Commission of Texas (PUCT) approval of the transactions, including:
o	exchange of assets with Sharyland;
o	acquisition of InfraREIT by Oncor; and
o	Sempra Energy’s 50% ownership of Sharyland Holdings LP;
•

other necessary regulatory approvals, including approval by the Federal Energy Regulatory Commission (FERC), the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) and clearance by the Committee on Foreign Investment in the United States (CFIUS);

•	stockholder approval;
•	certain lender consents; and
•	other customary closing conditions.

Early termination of the 30-day waiting period required by the HSR Act was received in December 2018. In December 2018, the Operating Partnership’s wholly-owned subsidiary, Transmission and Distribution Company, L.L.C. (TDC) and SDTS entered into amendments that, effective as of the closing, will satisfy the closing condition with respect to the lender consents. Additionally, a special meeting of InfraREIT’s stockholders was held on February 7, 2019, at which time the stockholders voted to approve the transaction. Furthermore, in March 2019, CFIUS clearance was received for the transactions and FERC issued an order approving the transactions.

SDTS, Sharyland, Oncor and Sempra Energy filed a Sale-Transfer-Merger (STM) application with the PUCT on November 30, 2018. In April 2019, the parties to the STM proceeding filed a Stipulation (Settlement) with the PUCT, which is subject to review and approval by the PUCT. A hearing on the merits was held on April 10, 2019. The 180-day deadline for the STM is May 29, 2019, although the PUCT is permitted to extend that deadline for an additional 60 days if necessary.

During the three months ended March 31, 2019, we incurred expenses of $1.7 million for the sale of InfraREIT and related transactions which are included in general and administrative expense on our Consolidated Statements of Operations. We did not have these expenses during the three months ended March 31, 2018 as the definitive agreements with respect to the transactions were not executed until October 2018.

We continue to expect the transactions to close by mid-2019, subject to obtaining the PUCT approval and satisfaction of other customary closing conditions. See Note 20, Subsequent Events for additional information.

3.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Consolidated Statements of Cash Flows:

	March 31,
(In thousands)	2019	2018
Cash and cash equivalents	$3,487	$1,624
Restricted cash	1,693	1,683
Total cash, cash equivalents and restricted cash shown on the Statement of Cash Flows	$5,180	$3,307

Amounts included in restricted cash represent the principal and interest payable for two consecutive periods associated with the $25.0 million senior secured notes of TDC, as described in Note 9, Long-Term Debt.

4.	Related Party Transactions

We lease, through SDTS, all our regulated assets to Sharyland through several lease agreements. Under the leases, we have agreed to fund capital expenditures for footprint projects. Our leases define “footprint projects” to be transmission or, if applicable, distribution projects that (1) are primarily situated within our current or previous distribution service territory, as applicable, (2) physically hang from our existing transmission assets, such as the addition of another circuit to our existing transmission lines, or that are physically located within one of our substations or (3) connect or are otherwise added to transmission lines or other properties that comprise a part of the transmission assets acquired from Oncor in 2017 when SDTS exchanged all of its retail distribution assets for a group of Oncor’s transmission assets located near Wichita Falls, Abilene and Brownwood, Texas (2017 Asset Exchange Transaction). Footprint Projects do not include the addition of a new substation on our existing transmission lines or generation interconnections to our existing transmission lines, unless the addition or interconnection occurred within our current or prior distribution service territories.

We earned lease revenue from Sharyland under these agreements of $48.6 million and $45.7 million during the three months ended March 31, 2019 and 2018, respectively. In connection with our leases with Sharyland, we had a deferred rent liability of $9.8 million and $11.1 million as of March 31, 2019 and December 31, 2018, respectively, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

In addition to rent payments that Sharyland makes to us, we and Sharyland also make payments to each other under the leases that primarily consist of payments to reimburse Sharyland for the costs of gross plant and equipment added to our regulated assets. For the three months ended March 31, 2019 and 2018, the net amount of payments we made to Sharyland was $9.9 million and $15.0 million, respectively.

As of March 31, 2019 and December 31, 2018, accounts payable and accrued liabilities on the Consolidated Balance Sheets included $3.2 million and $2.9 million, respectively, related to amounts owed to Sharyland for construction costs incurred and property taxes paid on our behalf. As of March 31, 2019 and December 31, 2018, amounts due from affiliates on the Consolidated Balance Sheets included $33.1 million and $38.2 million, respectively, related to amounts owed by Sharyland primarily associated with our leases.

The management fee paid to Hunt Manager for the three months ended March 31, 2019 and 2018 was $3.4 million and $3.5 million, respectively. There were no prepaid or accrued amounts associated with the management fees on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. Additionally, during the three months ended March 31, 2019 and 2018, we paid Hunt Manager less than $0.1 million for reimbursement of annual software license and maintenance fees and other expenses in accordance with our management agreement.

The management agreement with Hunt Manager provides for an annual base fee, or management fee. The base fee for each 12-month period beginning each April 1 will equal 1.50% of our total equity as of December 31 of the immediately preceding year, subject to a $30.0 million cap. We must notify Hunt Manager no later than September 30, 2019 if we intend not to renew the management agreement at the end of its current term, which expires December 31, 2019. Otherwise, the management agreement will automatically renew for successive five-year terms unless a majority of our independent directors decides to terminate the agreement.

The base fees through December 31, 2019 are as follows:

(In millions)	Base Fee
April 1, 2017 - March 31, 2018	$14.2
April 1, 2018 - March 31, 2019	13.5
April 1, 2019 - December 31, 2019	10.4

If the management agreement is renewed under its current terms, we would owe $3.5 million for the first quarter of 2020, and the management fee owed for the subsequent 12-month period would be calculated as described above. If, instead, the management agreement is terminated, we would owe Hunt Manager a termination fee equal to three times the sum of the management fee paid during the four quarters prior to when the termination notice was given with payment due December 31, 2019. Assuming a termination notice of September 30, 2019, the termination fee would be approximately $41.1 million. For information related to the pending sale of InfraREIT and asset exchange with Sharyland, including the proposed termination of the leases and management agreement, see Note 2, Pending Corporate Transactions.

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

In connection with the sale of InfraREIT and related transactions, in October 2018 we entered into an omnibus termination agreement pursuant to which the management agreement, development agreement, leases and all other existing agreements between us and Hunt, Sharyland or their affiliates will be terminated upon the closing. Under the omnibus termination agreement, we have agreed to pay Hunt approximately $40.5 million upon the closing of the sale. This amount is consistent with the termination fee, as calculated at the time we entered into the omnibus termination agreement, contractually required under the management agreement. For additional information, see Note 2, Pending Corporate Transactions.

5.	Electric Plant and Depreciation

The major classes of electric plant are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Electric plant:
Transmission plant	$1,794,442	$1,794,438
Distribution plant	151,698	151,698
General plant	3,210	3,023
Total plant in service	1,949,350	1,949,159
Construction work in progress	77,568	66,121
Total electric plant	2,026,918	2,015,280
Accumulated depreciation	(212,334)	(203,963)
Electric plant, net	$1,814,584	$1,811,317

General plant consists primarily of a warehouse, buildings and associated assets. Construction work in progress (CWIP) reflects the regulated asset projects in various stages of construction prior to being placed in service. The capitalized amounts of CWIP consist primarily of route development expenditures, labor and materials expenditures, right of way acquisitions, engineering services and legal fees. Electric plant, net includes plant acquisition adjustments of $28.2 million and $28.5 million as of March 31, 2019 and December 31, 2018, respectively.

6.	Goodwill

Goodwill represents the excess of costs of an acquired business over the fair value of the assets acquired, less liabilities assumed. We conduct an impairment test of goodwill at least annually. As of March 31, 2019 and December 31, 2018, $138.4 million was recorded as goodwill on the Consolidated Balance Sheets.

7.	Other Assets

Other assets are as follows:

	March 31, 2019			December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred financing costs on undrawn revolver	$1,025	$(811)	$214	$1,025	$(779)	$246
Other regulatory assets:
Deferred financing costs	10,610	(5,810)	4,800	10,610	(5,490)	5,120
Deferred costs recoverable in future years	23,793	—	23,793	23,793	—	23,793
Other regulatory assets	34,403	(5,810)	28,593	34,403	(5,490)	28,913
Operating lease right-of-use asset	345	—	345	—	—	—
Investments	2,519	—	2,519	2,519	—	2,519
Other assets	$38,292	$(6,621)	$31,671	$37,947	$(6,269)	$31,678

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

Deferred costs recoverable in future years of $23.8 million at March 31, 2019 and December 31, 2018 represent operating costs incurred from the inception of Sharyland through 2007. We have determined that these costs are probable of recovery through future rates based on orders of the PUCT in Sharyland’s prior rate cases and regulatory precedent.

Operating lease right-of-use asset represents the asset associated with two land leases in which we are the lessee. For additional information see Note 16, Leases.

In connection with the acquisition of Cap Rock Holding Corporation, we received a participation in the National Rural Utilities Cooperative Finance Corporation. We account for this investment under the cost method of accounting. We believe that the investment is not impaired as of March 31, 2019 and December 31, 2018.

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

As of March 31, 2019 and December 31, 2018, there were no borrowings or letters of credit outstanding, and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of March 31, 2019 and December 31, 2018, InfraREIT LP was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

In 2014, SDTS entered into a third amended and restated credit agreement led by Royal Bank of Canada, as administrative agent. In December 2018, SDTS entered into an amendment to its revolving credit agreement that extended the maturity date from December 10, 2019 to December 10, 2020.

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

As of March 31, 2019, SDTS had $106.5 million of borrowings outstanding at a weighted average interest rate of 4.49%, no letters of credit outstanding and $143.5 million of borrowing capacity available under this revolving credit facility. As of December 31, 2018, SDTS had $112.5 million of borrowings outstanding at a weighted average interest rate of 4.59% with no letters of credit outstanding and $137.5 million of borrowing capacity available under this revolving credit facility. As of March 31, 2019 and December 31, 2018, SDTS was in compliance with all debt covenants under the credit agreement.

The credit agreements require InfraREIT LP and SDTS to comply with customary covenants for facilities of this type, including: debt to capitalization ratios; debt service coverage ratios; limitations on additional debt, liens, investments, mergers, acquisitions, dispositions or entry into any line of business other than the business of the transmission and distribution of electric power and the provision of ancillary services; and certain restrictions on the payment of dividends. The debt to capitalization ratio on the SDTS credit facility is calculated on a combined basis with Sharyland. The credit agreements also contain restrictions on the amount of Sharyland’s indebtedness and other restrictions on, and covenants applicable to, Sharyland.

The revolving credit facilities of InfraREIT LP and SDTS are subject to customary events of default. If an event of default occurs under either facility and is continuing, the lenders may accelerate amounts due under such revolving credit facility.

9.	Long-Term Debt

Long-term debt consisted of the following:

		March 31, 2019		December 31, 2018
(Dollar amounts in thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
TDC
Senior secured notes - $25.0 million	December 30, 2020	$14,687	8.50%	$15,000	8.50%
SDTS
Senior secured term loan - $200.0 million	June 5, 2020	200,000	3.74%	200,000	3.73%
Senior secured notes - $400.0 million	December 3, 2025	400,000	3.86%	400,000	3.86%
Senior secured notes - $100.0 million	January 14, 2026	100,000	3.86%	100,000	3.86%
Senior secured notes - $53.5 million	December 30, 2029	37,762	7.25%	38,338	7.25%
Senior secured notes - $110.0 million	September 30, 2030	86,712	6.47%	87,973	6.47%
Total SDTS debt		824,474		826,311
Total long-term debt		839,161		841,311
Less unamortized deferred financing costs		(57)		(64)
Total long-term debt, less deferred financing costs		839,104		841,247
Less current portion of long-term debt		(8,919)		(8,792)
Debt classified as long-term debt, less deferred financing costs		$830,185		$832,455

In 2010, TDC issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes). Principal and interest on the TDC Notes are payable quarterly, and the TDC Notes are secured by the assets of, and InfraREIT LP’s equity interest in, TDC on materially the same basis as with lenders under InfraREIT LP’s revolving credit facility described above in Note 8, Borrowings Under Credit Facilities. In connection with the issuance of the TDC Notes, TDC incurred deferred financing costs, which are shown as a reduction of the senior secured notes balance. The amount of unamortized deferred financing costs associated with the TDC Notes was $0.1 million as of March 31, 2019 and December 31, 2018.

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

The agreements governing the senior secured notes and 2017 Term Loan contain customary covenants, such as debt to capitalization ratios, debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. The debt to capitalization ratios are calculated on a combined basis with Sharyland. SDTS’s Series A Notes and Series B Notes are not required to maintain a debt service coverage ratio. As of March 31, 2019 and December 31, 2018, SDTS and TDC were in compliance with all debt covenants under the applicable agreements. See Note 2, Pending Corporate Transactions for information related to the pending sale of InfraREIT and asset exchange with Sharyland.

SDTS’s Series A Notes, Series B Notes, 2009 Notes, 2010 Notes and 2017 Term Loan are secured by certain of SDTS’s regulated assets, the leases, certain accounts and TDC’s equity interests in SDTS on the same basis as SDTS’s revolving credit facility described above in Note 8, Borrowings Under Credit Facilities.

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

We had fixed interest rate borrowings totaling $639.2 million and $641.3 million under our senior secured notes with a weighted average interest rate of 4.5% per annum as of March 31, 2019 and December 31, 2018. The fair value of these borrowings was estimated using discounted cash flow analysis based on current market rates.

As of March 31, 2019 and December 31, 2018, we had $200.0 million of borrowings under our 2017 Term Loan that accrues interest under a floating interest rate structure, which is typically repriced every month or three months. Accordingly, the carrying value of such indebtedness approximated its fair value for the amounts outstanding.

Financial instruments, measured at fair value, by level within the fair value hierarchy were as follows:

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3
March 31, 2019
Long-term debt	$839,161	$—	$882,033	$—
December 31, 2018
Long-term debt	$841,311	$—	$864,281	$—

11.	Regulatory Matters

Regulatory Liability

Regulatory liabilities are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Cost of removal	$63,583	$59,753
Excess accumulated deferred federal income tax	55,779	55,779
Regulatory liabilities	$119,362	$115,532

Our regulatory liability related to cost of removal is established through depreciation rates and represents amounts that we expect to incur in the future. The regulatory liability is recorded as a long-term liability net of actual removal costs incurred.

As an owner of regulated utility assets, we established an accumulated deferred federal income tax (ADFIT) balance for regulatory purposes primarily associated with the difference between U.S. GAAP and federal income tax depreciation on our assets. Prior to the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017, this ADFIT was calculated based on a 35% corporate federal income tax rate but was not recorded on our consolidated balance sheets or income statements due to the expectation that we would not pay corporate federal income taxes as a result of our real estate investment trust (REIT) structure. With the passage of the TCJA, the corporate federal income tax rate was reduced to 21% effective for tax years beginning on or after January 1, 2018. Regulatory accounting rules require utilities to revalue their ADFIT balances based on a change in corporate federal income tax rates, to remove the difference from ADFIT and to create a regulatory liability for the reduction in ADFIT. Therefore, we reduced the ADFIT by $55.8 million and created a regulatory liability for regulatory purposes. Additionally, in accordance with Accounting Standards Codification Topic 980, Regulated Operations, Section 405, Liabilities, we recorded the $55.8 million regulatory liability on our Consolidated Balance Sheet as of December 31, 2017 with a corresponding reduction to our revenue as deferred tax liabilities had not previously been recorded on our Consolidated Balance Sheets. The regulatory liability will be amortized as an increase to revenue over a future period to be determined in a future rate proceeding. The amount and expected amortization of the regulatory liability could be adjusted in the future due to new laws, regulations or regulatory actions.

Rate Setting

We have separated, between Sharyland and SDTS, the functionality that is typically combined under one commonly owned group in an integrated utility. SDTS is generally responsible for financing and funding asset additions, while Sharyland is responsible for construction management, operation and maintenance of our regulated assets. Accordingly, the PUCT’s order approving our restructuring into a REIT structure required Sharyland and SDTS to be regulated on a combined basis, and Sharyland, as the holder of the certificate of convenience and necessity (CCN) required to operate our regulated assets, historically has made all regulatory filings related to our assets with the PUCT. As part of the rate case in Docket No. 45414 related to SDTS’s assets (2016 Rate Case), the PUCT raised certain questions indicating that this regulatory construct might change in the future, including the potential regulation of the leases between Sharyland and SDTS as tariffs. In November 2017, the 2016 Rate Case was dismissed upon the completion of the 2017 Asset Exchange Transaction (Rate Case Dismissal), but the dismissal preserved the right of the parties to the 2016 Rate Case to address in a future proceeding all issues not mooted by the Rate Case Dismissal. Additionally, as part of the PUCT order approving the 2017 Asset Exchange Transaction, SDTS was granted a separate CCN to continue to own and lease its assets to Sharyland.

The regulatory parameters in Sharyland’s rates and applicable to our regulated assets provide for a capital structure consisting of 55% debt and 45% equity, a cost of debt of 6.73%, a return on equity of 9.70% and a return on invested capital of 8.06% in calculating rates. Additionally, Sharyland’s rates also reflect the recovery of an income tax allowance, with respect to our transmission assets, at the 21% corporate federal income tax rate and, with respect to our wholesale distribution assets, at the prior 35% corporate federal income tax rate. Under existing PUCT orders, SDTS and Sharyland are required to file a new rate case by July 1, 2020 using the test year ending December 31, 2019. If the sale of InfraREIT is not completed and we are required to move forward with the 2020 rate case, the outcome of that rate case will result in an adjustment to many of the current parameters applicable to our regulated assets.

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

We and the Operating Partnership declared cash dividends on common stock and distributions on OP Units of $0.25 per share or unit, as applicable, during each of the three months ended March 31, 2019 and 2018. We paid a total of $15.2 million in dividends and distributions during each of the three months ended March 31, 2019 and 2018.

14.	Noncontrolling Interest

We present as a noncontrolling interest the portion of any equity in entities that we control and consolidate but do not own. Generally, OP Units of the Operating Partnership participate in net income allocations and distributions and entitle their holder to the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At our option, we may satisfy this redemption requirement with cash or by exchanging shares of our common stock on a one-for-one basis. As of March 31, 2019 and December 31, 2018, there were a total of 16.7 million OP Units held by the limited partners of the Operating Partnership.

During the three months ended March 31, 2018, an aggregate of 28,952 long-term incentive units (LTIP Units) were issued by the Operating Partnership to members of our board of directors. There were no LTIP Units issued during the three months ended March 31, 2019. For additional information, refer to Note 17, Share-Based Compensation.

We follow the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, we have determined that the OP Units meet the requirements to be classified as permanent equity. During the three months ended March 31, 2019, we redeemed 7,698 OP Units with the issuance of 7,698 shares of common stock. We redeemed 163,969 OP Units with the issuance of 163,969 shares of common stock during the three months ended March 31, 2018.

15.	Earnings Per Share

Basic earnings per share is calculated by dividing net earnings after noncontrolling interest by the weighted average shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed redemption of OP Units for shares of our common stock, if such redemption were dilutive. The redemption of OP Units would have been anti-dilutive during the three months ended March 31, 2019 and 2018.

Earnings per share are calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Basic net income per share:
Net income attributable to InfraREIT, Inc.	$13,745	$12,864
Weighted average common shares outstanding	43,998	43,832
Basic net income per share	$0.31	$0.29
Diluted net income per share:
Net income attributable to InfraREIT, Inc.	$13,745	$12,864
Weighted average common shares outstanding	43,998	43,832
Redemption of Operating Partnership units	—	—
Weighted average dilutive shares outstanding	43,998	43,832
Diluted net income per share	$0.31	$0.29
Due to the anti-dilutive effect, the computation of diluted earnings per share does not reflect the following adjustments:
Net income attributable to noncontrolling interest	$5,224	$4,900
Redemption of Operating Partnership units	16,729	16,872

16.	Leases

Leases with SDTS as Lessor

As part of the adoption of Topic 842, we elected to not reassess the lease classification for any expired or existing leases; therefore, all of the leases for our regulated assets will continue to be classified as operating leases. Additionally, we have elected to exclude lessor costs paid directly by Sharyland to third parties on our behalf from consideration in the contracts and from variable payments.

The following table shows the composition of our lease revenue:

	Three Months Ended March 31,
(In thousands)	2019	2018
Base rent (straight-line)	$48,574	$45,656
Percentage rent	—	—
Total lease revenue	$48,574	$45,656

SDTS has entered into various leases with Sharyland for all our placed in service regulated assets. The master lease agreements, as amended, expire at various dates from December 31, 2019 through December 31, 2022. Our leases primarily consist of base rent, but certain lease supplements contain percentage rent as well. All of the rent with respect to the capital expenditures to be placed in service in 2019 consist only of base rent.

Percentage rent under our leases is based on a percentage of Sharyland’s annual gross revenue, as defined in the applicable lease, in excess of an annual breakpoint specified in each lease, which are at least equal to the base rent under each lease. The rate used for percentage rent for the reported time periods varies by lease and ranges from 26% to 30%. Because an annual specified breakpoint must be met under our leases before we can recognize any percentage rent, we anticipate that revenue will grow over the year with little to no percentage rent recognized in the first and second quarters of each year, with the largest amounts recognized during the third and fourth quarters of each year.

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

Leases with SDTS as Lessee

As part of the adoption of Topic 842, we elected not to reassess existing or expired land easements that were not previously treated as leases; therefore, our existing land easements as of January 1, 2019 will continue to be treated as land and not land leases and will be included in electric plant, net on our Consolidated Balance Sheets. Land easements entered into or modified after January 1, 2019 will be evaluated under Topic 842 to determine if they meet the definition of a lease.

We are the lessee under two land leases that are subleased to Sharyland under the master lease agreements described above under the caption Leases with SDTS as Lessor. Sharyland does not make any sublease payments specific to these land leases but pays all rent and other expenses under the land leases. Sharyland’s use of the applicable land is included as part of our five master lease agreements discussed above.

Both land leases are surface leases where the lessor retains the mineral rights. There were no initial direct costs incurred or residual value guarantees provided. The weighted-average remaining lease term is 43.2 years. The following table describes the main attributes of the land leases:

Name of Lease	Expiration Date	Renewal Periods	Rent Escalations	Initial Annual Rent (In dollars)
Brownsville	November 1, 2067	None	None	$10,435
Scottish Rite-Rocky Road	January 12, 2035	Four 5-year terms	5% increase every 5 years after initial term	8,000

We have recorded the operating lease right-of-use assets in prepaids and other current assets and other assets, and the lease liabilities in accounts payable and accrued liabilities and long-term operating lease liabilities on our Consolidated Balance Sheets as follows:

(In thousands)	March 31, 2019
Prepaid and other current assets	$18
Other assets	345
Total right-of-use asset	$363

Accounts payable and accrued liabilities	$18
Long-term operating lease liabilities	345
Total operating lease liabilities	$363

See Note 7, Other Assets for additional information.

In determining the right-of-use assets and operating lease liabilities, we used a discount rate of 4.25%, which is our incremental borrowing rate, and assumed that we would exercise all four five-year term extensions related to the Scottish Rite-Rocky Road lease.

Rent expense for these operating leases is recognized on a straight-line basis over the lease term and is included in general and administrative expense on our Consolidated Statements of Operations.

17.	Share-Based Compensation

We currently utilize the InfraREIT, Inc. 2015 Equity Incentive Plan primarily for the annual compensation of the non-executive directors for their service on our board of directors.

The following table shows the aggregate common stock issued to members of our board of directors for the three months ended March 31, 2019:

Grant Date	Shares of Common Stock	Grant Date Value per Share	Aggregate Fair Value (in thousands)	Vesting Date
January 2019	22,674	$21.15	$480	January 2020

There was no common stock issued to our directors during the three months ended March 31, 2018.

The following table shows the aggregate LTIP Units issued to members of our board of directors for the three months ended March 31, 2018:

Grant Date	LTIP Units	Grant Date Fair Value per LTIP Unit	Aggregate Fair Value (in thousands)	Vesting Date
January 2018	28,952	$18.61	$539	January 2019

There were no LTIP Units issued to our directors during the three months ended March 31, 2019.

As part of our board of directors’ quarterly compensation, each non-executive director can, subject to certain exceptions, elect to receive part of his or her compensation in our common stock instead of cash with full vesting upon issuance. During 2019 and 2018, all directors received their quarterly compensation in cash. The compensation expense, which represents the fair value of the common stock or LTIP Unit measured at market price at the date of grant, is recognized on a straight-line basis over the vesting period. For each of the three months ended March 31, 2019 and 2018, $0.1 million was recognized as compensation expense related to these grants and is included in general and administrative expense on the Consolidated Statements of Operations. The unamortized compensation expense related to these grants was $0.4 million as of March 31, 2019.

18.	Income Taxes

Franchise Taxes

Effective January 1, 2018, we began accruing and paying Texas franchise tax on our gross lease revenues. The accrued franchise tax is recorded in accrued taxes on our Consolidated Balance Sheets, while the expense is recognized in income tax expense on our Consolidated Statements of Operations. For each of the three months ended March 31, 2019 and 2018, $0.3 million was recognized related to Texas franchise tax on our gross lease revenues.

Tax Cuts and Jobs Act

In 2017, the TCJA was signed into law reducing the corporate federal income tax rate from 35% to 21%, effective for taxable years beginning on or after January 1, 2018. As a result of the reduction in the corporate federal income tax rate, we recorded $55.8 million as a regulatory liability on our Consolidated Balance Sheets as of December 31, 2017 related to the creation of excess ADFIT, related to our assets. See Note 11, Regulatory Matters for additional information.

19.	Supplemental Cash Flow Information

Supplemental cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Supplemental cash flow information
Cash paid for interest	$7,832	$7,469
Establishment of operating lease right-of-use assets and liabilities	363	—
Non-cash investing and financing activities
Change in accrued additions to electric plant	(242)	(2,902)
Allowance for funds used during construction - debt	988	820
Redemption of operating partnership units for common stock	116	3,106
Dividends and distributions payable	15,182	15,176

20.	Subsequent Events

Pending Corporate Transactions

In April 2019, the parties to the STM proceeding filed the Settlement with the PUCT reflecting an agreement to settle all outstanding issues in our STM in Docket No. 48929. The Settlement is supported or unopposed by all parties to the STM. The Settlement is subject to review and approval by the PUCT. A hearing on the merits was held on April 10, 2019.

We continue to expect the transactions to close by mid-2019, subject to obtaining the PUCT approval and satisfaction of other customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item contains a discussion of our business, including a general overview of our properties, results of operations, liquidity and capital resources and quantitative and qualitative disclosures about market risk.

The following discussion should be read in conjunction with Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K and the unaudited consolidated financial statements and related notes beginning on page 6. This Item 2 contains “forward-looking” statements that involve risks and uncertainties. See Forward-Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Overview

We are engaged in owning and leasing rate-regulated assets in Texas. We are structured as a REIT and lease all our regulated assets to Sharyland, a Texas-based regulated electric utility. Currently, our assets are located in the Texas Panhandle; near Wichita Falls, Abilene and Brownwood; in the Permian Basin; and in South Texas. We were formed in 2009 and have grown our rate base from approximately $60 million as of December 31, 2009 to $1.5 billion as of March 31, 2019.

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

For a description of our business model and other significant components of our results of operations, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K.

Recent Events

In March 2019, the pending sale of InfraREIT and related transactions were approved by the Committee on Foreign Investment in the United States (CFIUS) and Federal Energy Regulatory Commission (FERC). As a result, PUCT approval of the transactions is the final pending regulatory approval that is required to close the transactions.

On April 2019, the parties to the Sale-Transfer-Merger (STM) proceeding filed a Stipulation (Settlement) with the PUCT reflecting an agreement to settle all outstanding issues in our STM in Docket No. 48929. The Settlement is supported or unopposed by all parties to the STM. The Settlement is subject to review and approval by the PUCT. A hearing on the merits was held on April 10, 2019. See Pending Corporate Transactions below for additional information.

Results of Operations

	Three Months Ended March 31,
(In thousands)	2019	2018
Lease revenue
Base rent	$48,574	$45,656
Percentage rent	—	—
Total lease revenue	48,574	45,656
Operating costs and expenses
General and administrative expense	7,087	6,088
Depreciation	12,204	11,577
Total operating costs and expenses	19,291	17,665
Income from operations	29,283	27,991
Other (expense) income
Interest expense, net	(10,060)	(10,674)
Other income, net	1	733
Total other expense	(10,059)	(9,941)
Income before income taxes	19,224	18,050
Income tax expense	255	286
Net income	18,969	17,764
Less: Net income attributable to noncontrolling interest	5,224	4,900
Net income attributable to InfraREIT, Inc.	$13,745	$12,864

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Lease revenue — Lease revenue, consisting of only base rent, was $48.6 million and $45.7 million for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $2.9 million, or 6.3%. The increase in base rent was driven by the addition of assets under lease. See Note 16, Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

General and administrative expense — General and administrative expense was $7.1 million and $6.1 million for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $1.0 million, or 16.4%. The increase in general and administrative expense was mainly due to a $1.5 million increase in transaction costs partially offset by a decrease of $0.2 million in management fees, $0.2 million for the evaluation of the Tax Cuts and Jobs Act in 2018 and $0.1 million in professional fees. The increase in transaction costs represents the difference between the $1.7 million of professional services fees we incurred in 2019 related to the pending sale of InfraREIT and the $0.2 million of professional services fees we incurred in 2018 related to the asset exchange transaction completed during the fourth quarter of 2017 (2017 Asset Exchange Transaction).

Depreciation — Depreciation expense was $12.2 million and $11.6 million for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $0.6 million, or 5.2%. The increase in depreciation expense was due to additional assets placed in service.

Interest expense, net — Interest expense, net was $10.1 million and $10.7 million during the three months ended March 31, 2019 and 2018, respectively, representing a decrease of $0.6 million, or 5.6%. The decrease in interest expense, net was mainly due to the deferred financing costs related to the $60.0 million senior secured notes, which were paid in full in June 2018, being fully amortized during the second quarter of 2018. This amortization represented approximately $0.7 million of interest expense in the first quarter of 2018 that did not exist during 2019. Adding to this decrease was an additional $0.2 million of AFUDC on debt in 2019 as compared to 2018. Offsetting these decreases was $0.3 million of increased interest expense due to higher average debt balances and interest rates during 2019 as compared to 2018. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Other income, net — Other income, net was negligible and $0.7 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in other income, net was primarily driven by no AFUDC on other funds being recognized in 2019 compared to $0.7 million of AFUDC on other funds being recognized in 2018. AFUDC on other funds was not recognized during the first quarter of 2019 as the average short-term borrowings were in excess of the average construction work in progress (CWIP) balance resulting in CWIP mainly being financed with debt.

Income tax (benefit) expense — Income tax expense was $0.3 million for the three months ended March 31, 2019 and 2018, respectively. This amount represents the estimated Texas franchise tax on our gross rental revenues.

Net income — Net income was $19.0 million and $17.8 million during the three months ended March 31, 2019 and 2018, respectively, representing an increase of $1.2 million, or 6.7%. The increase in net income between the two periods was attributable to a $2.9 million increase in lease revenue and $0.6 million decrease in interest expense, net partially offset by a $1.0 million increase in general and administrative expense, $0.6 million increase in depreciation expense and $0.7 million decrease in other income, net. The components of general and administrative expense are described above.

Liquidity and Capital Resources

As of March 31, 2019, we had $3.5 million of unrestricted cash and cash equivalents, $1.7 million of restricted cash and $218.5 million of unused capacity under our revolving credit facilities.

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

Capital Expenditures

We fund Footprint Projects related to our regulated assets as we and Sharyland determine such Footprint Projects are required pursuant to the terms of our leases. Our total capital expenditures, cash for additions to electric plant on the Consolidated Statements of Cash Flows, for the three months ended March 31, 2019 and 2018 were $11.4 million and $15.0 million, respectively.

On an accrual basis, capital expenditures for the three months ended March 31, 2019 and 2018 were $10.7 million and $17.1 million, respectively. Capital expenditures on an accrual basis differ from our total capital expenditures due in part to differences in construction costs incurred during the period versus cash paid during the period.

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

We paid a total of $15.2 million in dividends and distributions during each of the three months ended March 31, 2019 and 2018.

On February 26, 2019, our board of directors approved a cash distribution by InfraREIT Partners, LP (Operating Partnership) to all unit holders of record on March 29, 2019 of $0.25 per unit for a total distribution of $15.2 million ($11.0 million to InfraREIT). On February 26, 2019, our board of directors also declared a cash dividend to stockholders of record of InfraREIT on March 29, 2019 of $0.25 per share of common stock for a total of $11.0 million. The cash distribution and cash dividend were paid on April 18, 2019.

Credit Arrangements

We have two revolving credit facilities, a senior secured term loan and senior secured notes. Our assets are collateral under our various debt arrangements. See Note 8, Borrowings Under Credit Facilities and Note 9, Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Operating Partnership Revolving Credit Facility

The Operating Partnership is party to a $75.0 million revolving credit facility with up to $15.0 million available for issuance of letters of credit, which previously had a maturity date of December 10, 2019. In December 2018, the Operating Partnership entered into an amendment to its revolving credit facility that extended the maturity date with respect to $67.0 million of the available revolving credit facility to December 10, 2020. The remaining $8.0 million of the available credit facility will continue to mature on December 10, 2019.

As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings or letters of credit and there was $75.0 million of borrowing capacity available under the revolving credit facility. As of March 31, 2019 and December 31, 2018, the Operating Partnership was in compliance with all debt covenants under the credit agreement.

SDTS Revolving Credit Facility

Sharyland Distribution & Transmission Services, L.L.C. (SDTS), our regulated subsidiary, has a $250.0 million revolving credit facility with up to $25.0 million of the revolving credit facility available for issuance of letters of credit and up to $5.0 million of the revolving credit facility available for swingline loans. In December 2018, SDTS entered into an amendment to its revolving credit agreement that extended the maturity date from December 10, 2019 to December 10, 2020.

As of March 31, 2019, SDTS had $106.5 million of borrowings outstanding at a weighted average interest rate of 4.49%, no letters of credit outstanding and $143.5 million of borrowing capacity available under this revolving credit facility. As of December 31, 2018, SDTS had $112.5 million of borrowings outstanding at a weighted average interest rate of 4.59% with no letters of credit outstanding and $137.5 million of borrowing capacity available under this revolving credit facility. As of March 31, 2019 and December 31, 2018, SDTS was in compliance with all debt covenants under the credit agreement.

Senior Secured Debt

Our subsidiary, Transmission and Distribution Company, L.L.C. (TDC), issued $25.0 million aggregate principal amount of 8.50% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (TDC Notes) with a maturity date of December 30, 2020. Principal and interest on the TDC Notes are payable quarterly. As of March 31, 2019, $14.7 million of principal was outstanding under the TDC Notes.

In 2017, SDTS entered into a $200.0 million senior secured term loan credit facility (2017 Term Loan) with a maturity date of June 5, 2020. Interest is payable at least quarterly at the option of SDTS with the full principal amount due at maturity. As of March 31, 2019, $200.0 million was outstanding under the 2017 Term Loan at an interest rate of 3.74%.

SDTS issued $400.0 million series A senior secured notes (Series A Notes) due December 3, 2025 and $100.0 million series B senior secured notes (Series B Notes) due January 14, 2026. These senior secured notes are due at maturity and bear interest at a rate of 3.86% per annum, payable semi-annually. The outstanding accrued interest payable on the Series A Notes is due each June and December while the accrued interest payable on the Series B Notes is due each January and July. As of March 31, 2019, $400.0 million and $100.0 million were outstanding under the Series A Notes and Series B Notes, respectively.

SDTS issued $53.5 million aggregate principal amount of 7.25% per annum senior secured notes to The Prudential Insurance Company of America and affiliates (2009 Notes) with a maturity date of December 30, 2029. Principal and interest on the 2009 Notes are payable quarterly. As of March 31, 2019, $37.8 million of principal was outstanding under the 2009 Notes.

Additionally, SDTS issued $110.0 million aggregate principal amount of 6.47% per annum senior secured notes to The Prudential Insurance Company of America (2010 Notes) with a maturity date of September 30, 2030. Principal and interest on the 2010 Notes are payable quarterly. As of March 31, 2019, $86.7 million of principal was outstanding under the 2010 Notes.

As of March 31, 2019 and December 31, 2018, SDTS and TDC were in compliance with all debt covenants under the applicable agreements governing the senior secured notes and 2017 Term Loan.

Cash Flows

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Cash flows from operating activities — Net cash provided by operating activities was $36.4 million and $34.8 million during the three months ended March 31, 2019 and 2018, respectively. The increase in net cash provided by operating activities related primarily to higher lease revenue during the three months ended March 31, 2019 compared to the same period of 2018, partially offset by less cash provided by working capital changes during 2019 compared to 2018.

Cash flows from investing activities — Net cash used in investing activities was $11.4 million and $13.4 million during the three months ended March 31, 2019 and 2018, respectively. Capital expenditures related to the construction of our regulated assets were $11.4 million and $15.0 million during the three months ended March 31, 2019 and 2018, respectively. Additionally, $1.6 million was received for the repayment of the receivable during 2018 related to the 2017 Asset Exchange Transaction.

Cash flows from financing activities —Net cash used in financing activities was $23.3 million and $22.7 million during the three months ended March 31, 2019 and 2018, respectively. The higher use of cash related primarily to an additional $0.7 million net repayment of short-term and long-term debt in 2019 as compared to 2018. The payment of dividends and distributions were consistent between 2019 and 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019 and December 31, 2018.

Pending Corporate Transactions

Sale and Asset Exchange

On October 18, 2018, InfraREIT and the Operating Partnership entered into a definitive agreement to be acquired by Oncor for $21.00 per share or OP Unit, as applicable, in cash, valued at approximately $1.275 billion, plus the assumption of our net debt of approximately $940 million as of March 31, 2019. Oncor has obtained equity financing commitments from Sempra Energy and the owners of Texas Transmission Investment LLC to provide an aggregate equity contribution of approximately $1.3 billion to finance the acquisition of InfraREIT and pay certain related fees and expenses.

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

Arrangements with Hunt

Under our management agreement with Hunt Manager, which will be terminated upon the closing of the transactions, Hunt Manager is entitled to the payment of a termination fee upon the termination or non-renewal of the management agreement. The termination of the management agreement automatically triggers the termination of the development agreement between us and Hunt Consolidated Inc. and its subsidiaries (collectively, Hunt). We have agreed to pay Hunt approximately $40.5 million at the closing of the transactions to terminate the management agreement, development agreement, leases with Sharyland, and all other existing agreements between InfraREIT or our subsidiaries and Hunt, Sharyland or their affiliates. This amount is consistent with the termination fee, as calculated at the time we entered into the omnibus termination agreement, contractually required under the management agreement.

Agreements among Hunt, Oncor and Sempra Energy

Concurrently with the execution of the merger agreement and the asset exchange agreement, Sharyland and Sempra Energy entered into an agreement in which Sempra Energy will purchase a 50% limited partnership interest in Sharyland Holdings LP (Sharyland Holdings), which will own a 100% interest in Sharyland. The closing of Sempra Energy’s purchase is a requirement of the asset exchange agreement between SDTS and Sharyland. Additionally, under a separate agreement with Sharyland, Oncor will operate all of Sharyland’s assets following the closing of the transactions.

Closing Conditions and Status

The closing of the transactions is dependent upon and subject to several closing conditions, including:

•	PUCT approval of the transactions, including:
•	exchange of assets with Sharyland;
•	acquisition of InfraREIT by Oncor; and
•	Sempra Energy’s 50% ownership of Sharyland Holdings;
•

other necessary regulatory approvals, including approval by FERC, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) and clearance by CFIUS;

•	stockholder approval;
•	certain lender consents; and
•	other customary closing conditions.

Early termination of the 30-day waiting period required by the HSR Act was received in December 2018. In December 2018, certain of the Operating Partnership’s subsidiaries entered into amendments that, effective as of the closing, will satisfy our closing condition with respect to the lender consents. Additionally, a special meeting of InfraREIT’s stockholders was held on February 7, 2019, at which time the stockholders voted to approve the transactions. Furthermore, in March 2019, CFIUS clearance was received for the transactions and FERC issued an order approving the transactions.

In accordance with the definitive agreements, SDTS, Sharyland, Oncor and Sempra Energy filed the STM application with the PUCT on November 30, 2018. In April 2019, the parties to the STM proceeding filed the Settlement with the PUCT, which is subject to review and approval by the PUCT. On April 10, 2019, a hearing on the merits was held and the Settlement was discussed. The 180-day deadline for our STM is May 29, 2019, although the PUCT is permitted to extend that deadline for an additional 60 days if necessary.

We continue to expect the transactions to close by mid-2019, subject to obtaining the PUCT approval and satisfaction of other customary closing conditions.

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

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

We use certain financial measures that are not recognized under U.S. GAAP. The non-GAAP financial measures used in this report include non-GAAP earnings per share (Non-GAAP EPS), funds from operations (FFO) and FFO adjusted in the manner described below (AFFO).

We derive our non-GAAP measures as follows to show our core operational performance:

•	We define non-GAAP net income as net income adjusted in a manner we believe is appropriate to show our core operational performance, which includes:
•	an adjustment for the difference between the amount of base rent payments that we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP;
•	adding back the transaction costs related to the pending sale of InfraREIT to Oncor and asset exchange with Sharyland as these are not typical operational costs;
•	adding back the transaction costs related to the 2017 Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	adding back the professional services fee related to the 2018 franchise tax settlement with the state of Texas; and
•	removing the effect of the 2018 Texas franchise tax settlement.
•	We define Non-GAAP EPS as non-GAAP net income divided by the weighted average shares outstanding calculated in the manner described in the footnotes in the Non-GAAP EPS reconciliation tables below.
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

•	AFFO is FFO adjusted in a manner we believe is appropriate to show our core operational performance, including:
•	an adjustment for the difference between the amount of base rent payments that we receive with respect to the applicable period and the amount of straight-line base rent recognized under U.S. GAAP;
•	adding back the transaction costs related to the pending sale of InfraREIT to Oncor and asset exchange with Sharyland as these are not typical operational costs;
•	adding back the transaction costs related to the 2017 Asset Exchange Transaction as these costs are exclusive of our routine business operations or typical rate case costs;
•	adding back the professional services fee related to the 2018 franchise tax settlement with the state of Texas;
•	removing the effect of the 2018 Texas franchise tax settlement; and
•	adjusting for other income (expense), net.

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

Below we provide the tabular calculations of Non-GAAP EPS, FFO and AFFO for the three months ended March 31, 2019 and 2018. To provide more analysis around these metrics, the following narratives are provided comparing the three months ended March 31, 2019 to the three months ended March 31, 2018.

Non-GAAP EPS was $0.32 per share for the three months ended March 31, 2019 compared to $0.29 per share for the three months ended March 31, 2018, representing an increase of 10.3%. Non-GAAP EPS during the three months ended March 31, 2019 and 2018 was based on 60.7 million weighted average shares outstanding. Non-GAAP EPS reflected a $1.6 million increase in Non-GAAP net income from $17.8 million during the three months ended March 31, 2018 to $19.4 million for the three months ended March 31, 2019. The increase in Non-GAAP net income resulted from an increase in lease revenue of $2.9 million, a $0.6 million net decrease in general and administrative expense and a decrease of $0.6 million in interest expense, net partially offset by a $0.7 million decrease in other income, net, a $0.6 million increase in depreciation expense and a $1.1 million base rent adjustment reduction. The decrease in general and administrative expense excludes $1.7 million of professional services fees related to the pending sale of InfraREIT in the first quarter of 2019 and $0.2 million of professional service fees related to the 2017 Asset Exchange Transaction during the first quarter of 2018.

For the three months ended March 31, 2019, FFO increased $1.9 million to $31.2 million as compared to $29.3 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, AFFO was $31.6 million compared to $28.6 million in the same period in 2018, representing an increase of $3.0 million, or 10.5%.

Non-GAAP EPS

The following sets forth a reconciliation of net income attributable to InfraREIT, Inc. per diluted share to Non-GAAP EPS:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In thousands, except per share amounts, unaudited)	Amount	Per Share (1)	Amount	Per Share (2)
Net income attributable to InfraREIT, Inc.	$13,745	$0.31	$12,864	$0.29
Net income attributable to noncontrolling interest	5,224	0.31	4,900	0.29
Net income	18,969	0.31	17,764	0.29
Base rent adjustment	(1,260)	(0.02)	(120)	—
Transaction costs associated with pending sale of InfraREIT, Inc.	1,725	0.03	—	—
2017 Asset Exchange Transaction costs	—	—	151	—
Non-GAAP net income	$19,434	$0.32	$17,795	$0.29

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

FFO and AFFO

The following sets forth a reconciliation of net income to FFO and AFFO:

	Three Months Ended March 31,
(In thousands, unaudited)	2019	2018
Net income	$18,969	$17,764
Depreciation	12,204	11,577
FFO	31,173	29,341
Base rent adjustment	(1,260)	(120)
Other income, net (1)	(1)	(733)
Transaction costs associated with pending sale of InfraREIT, Inc.	1,725	—
2017 Asset Exchange Transaction costs	—	151
AFFO	$31,637	$28,639

(1)	Includes AFUDC on other funds of $0.7 million for the three months ended March 31, 2018. There were no AFUDC on other funds recorded during the three months ended March 31, 2019.

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

•	A coverage ratio illustrating how EBITDAR relates to Sharyland’s non-GAAP rent expense.
•	Sharyland’s non-GAAP balance sheet, which is derived by removing the impacts of the required U.S. GAAP failed sale-leaseback financing accounting treatment.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$1,480	$1,872
Failed sale-leaseback adjustments:
Add: Failed sale-leaseback depreciation expense	8,037	7,590
Add: Failed sale-leaseback interest expense	41,029	37,535
Deduct: Rent expense	49,947	47,319
Sharyland's management reported net income (loss)	599	(322)
Adjustments:
Add: Interest expense, net	1,833	1,648
Add: Income tax expense	414	348
Add: Depreciation and amortization	3,830	3,866
Add: Rent expense	49,947	47,319
EBITDAR	$56,623	$52,859
Ratio of EBITDAR to rent expense	1.13x	1.12x

	March 31, 2019
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$70,109	$—	$70,109
Property, plant and equipment, net	1,987,212	(1,709,909)	277,303
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	40,069	(23,793)	16,276
Total Assets	$2,098,490	$(1,733,702)	$364,788
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$18,308	$—	$18,308
Current portion of financing obligation	33,055	(33,055)	—
Current portion of long-term debt	154,469	—	154,469
Due to affiliates	30,868	—	30,868
Short-term borrowings from affiliates	5,000	—	5,000
Revolving line of credit	5,000	—	5,000
Current state margin tax payable	2,246	—	2,246
Total current liabilities	248,946	(33,055)	215,891
Long-term financing obligations	1,701,230	(1,701,230)	—
Regulatory liabilities	26,715	—	26,715
Other post-employment benefits (OPEB) and other long-term liabilities	1,148	—	1,148
Total liabilities	1,978,039	(1,734,285)	243,754
Commitments and contingencies
Partners' capital	120,451	583	121,034
Total Partners' Capital and Liabilities	$2,098,490	$(1,733,702)	$364,788

	December 31, 2018
(In thousands)	U.S. GAAP Balance Sheet	Failed Sale- Leaseback Adjustments	Non-GAAP Balance Sheet
Assets
Current assets	$86,579	$—	$86,579
Property, plant and equipment, net	1,981,685	(1,707,172)	274,513
Goodwill	1,100	—	1,100
Deferred charges - regulatory assets, net	42,520	(23,793)	18,727
Total Assets	$2,111,884	$(1,730,965)	$380,919
Partners' Capital and Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$43,061	$—	$43,061
Current portion of financing obligation	34,513	(34,513)	—
Current portion of long-term debt	56,046	—	56,046
Due to affiliates	31,926	—	31,926
Current state margin tax payable	1,832	—	1,832
Total current liabilities	167,378	(34,513)	132,865
Long-term financing obligations	1,699,114	(1,699,114)	—
Long-term debt	99,296	—	99,296
Regulatory liabilities	25,977	—	25,977
OPEB and other long-term liabilities	1,148	—	1,148
Total liabilities	1,992,913	(1,733,627)	259,286
Commitments and contingencies
Partners' capital	118,971	2,662	121,633
Total Partners' Capital and Liabilities	$2,111,884	$(1,730,965)	$380,919

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2019, the outstanding balance under our revolving credit facilities and 2017 Term Loan was $106.5 million and $200.0 million, respectively. A hypothetical increase or decrease in interest rates by 1.00% would have changed our interest expense by $0.8 million for the three months ended March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

There have been no material changes in our risk factors during the three months ended March 31, 2019 from those previously disclosed in Part I, Item 1A., Risk Factors of our 2018 Form 10-K. You should carefully consider the risk factors discussed in our 2018 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

10.1

Second Amendment to Management Agreement, dated February 26, 2019, among the Registrant, InfraREIT Partners, LP and Hunt Utility Services, LLC (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed on February 27, 2019 and incorporated herein by reference).

10.2

Services Agreement, dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Hunt Utility Services, LLC (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed on February 27, 2019 and incorporated herein by reference).

Exhibit Number		Description
10.3

Seventeenth Amended and Restated Rent Supplement (McAllen Lease), dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed on February 27, 2019 and incorporated herein by reference).

10.4

Eleventh Amended and Restated Rent Supplement (ERCOT Transmission Lease), dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed on February 27, 2019 and incorporated herein by reference).

10.5

Fifteenth Amended and Restated Rent Supplement (CREZ Lease), dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed on February 27, 2019 and incorporated herein by reference).

10.6

Third Amended and Restated Rent Supplement (Permian Lease), dated February 26, 2019, between Sharyland Distribution & Transmission Services, L.L.C. and Sharyland Utilities, L.P. (filed as exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed on February 27, 2019 and incorporated herein by reference).

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

InfraREIT, Inc.
(Registrant)
/s/ David A. Campbell
Date: May 2, 2019	David A. Campbell
President, Chief Executive Officer and Director
/s/ Brant Meleski
Date: May 2, 2019	Brant Meleski
Senior Vice President and Chief Financial Officer